Form 10QSB
period 1996-03-31
AMBASSADORS INTERNATIONAL INC
filed 1996-05-16
CIK 946842

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                            FORM 10-QSB
(Mark One)

[X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1996

                                 OR

[ ] TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from          to
                                    --------    --------
                   Commission file number 0-26420
                                          -------

                  AMBASSADORS INTERNATIONAL, INC.
                  -------------------------------
       (Exact name of registrant as specified in its charter)

            Delaware                             91-1688605
- - -------------------------------              ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation of organization)               Identification No.)

Dwight D. Eisenhower Building
   110 South Ferrall Street
      Spokane, Washington                          99202
- - -------------------------------              -----------------
     (Address of principal                       (Zip code)
       executive offices)

Registrant's telephone number, including area code: (509) 534-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X     No
                       -----
Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

      Common shares outstanding as of April 30, 1996: 6,615,030

This report, including all exhibits and attachments, contains 15 pages.

AMBASSADORS INTERNATIONAL, INC.
FORM 10-QSB QUARTERLY REPORT

Table of Contents



PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets                                    3
           Consolidated Statements of Operations                          5
           Consolidated Statements of Cash Flows                          6
           Notes to Consolidated Financial Statements                     8

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                       10


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                               14

Ambassadors International, Inc.
Consolidated Balance Sheets (Unaudited)
March 31, 1996 and December 31, 1995



                                          March 31,   December 31,
                                            1996          1995
                                         -----------  ------------
              ASSETS

Current assets:
  Cash and cash equivalents              $21,699,524   $12,974,252
  Restricted cash equivalents                 45,000        45,000
  Investments                                491,430       275,488
  Accounts receivable (including
    $46,246 and $33,218 from officers
    and employees)                           143,633       679,600
  Notes receivable, due within one
    year                                      89,785         2,334
  Prepaid program costs and expenses       1,402,510       425,530
  Deferred income taxes                    1,215,388       454,666
                                         -----------   -----------
      Total current assets                25,087,270    14,856,870

Property, plant and equipment, net         1,356,806     1,122,494
Notes receivable, due after one year          36,345        36,447
Goodwill and covenant not to compete,
  net                                        999,955
Other assets                                   4,496
                                         -----------   -----------
      Total assets                       $27,484,872   $16,015,811
                                         ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Consolidated Balance Sheets (Unaudited), Continued
March 31, 1996 and December 31, 1995



                                          March 31,   December 31,
                                            1996          1995
                                         -----------  ------------

          LIABILITIES AND
        STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    expenses                             $ 1,464,634   $ 1,287,559
  Participants' deposits                  15,657,029     3,462,350
  Long-term debt, due within one year          9,555        11,138
                                         -----------   -----------
      Total current liabilities           17,131,218     4,761,047

Deferred income taxes                        113,958       113,958
Long-term debt, due after one year             5,760         5,760
                                         -----------   -----------
      Total liabilities                   17,250,936     4,880,765
                                         -----------   -----------

Stockholders' equity:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized;
    none issued and outstanding
  Common stock, $.01 par value;
    authorized, 20,000,000 shares;
    issued and outstanding, 6,615,030
    and 6,535,030 shares                      66,150        65,350
  Additional paid-in capital              12,501,668    11,926,468
  Accumulated deficit                     (2,333,882)     (856,772)
                                         -----------   -----------
      Total stockholders' equity          10,233,936    11,135,046
                                         -----------   -----------
      Total liabilities and stock-
        holders' equity                  $27,484,872   $16,015,811
                                         ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 1996 and 1995



                                           1996           1995
                                        -----------    -----------
Revenue                                 $   594,181    $   181,911
                                        -----------    -----------
Operating expenses:
  Selling and tour promotion expenses     1,911,660      1,295,145
  General and administrative expenses     1,337,240      1,040,581
                                        -----------    -----------
                                          3,248,900      2,335,726
                                        -----------    -----------
Operating loss                           (2,654,719)    (2,153,815)
                                        -----------    -----------
Other income (expense):
  Interest expense                             (416)          (646)
  Interest and dividend income              195,359         63,211
  Realized and unrealized gain
    on investments and other                221,871         25,383
  Other, net                                     73          2,668
                                        -----------    -----------
                                            416,887         90,616
                                        -----------    -----------
Loss before income taxes                 (2,237,832)    (2,063,199)
Income tax benefit                          760,722
                                        -----------    -----------
Net loss                                $(1,477,110)   $(2,063,199)
                                        ===========    ===========
Pro forma information:
  Loss before income taxes                             $(2,063,199)
  Pro forma adjustment to record
    income tax benefit                                     701,488
                                        -----------    -----------
  Net loss                              $(1,477,110)   $(1,361,711)
                                        ===========    ===========
  Net loss per share                    $     (0.22)   $     (0.27)
                                        ===========    ===========
  Shares used in pro forma
    calculation                           6,615,030      4,995,030
                                        ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 1996 and 1995



                                           1996          1995
                                        -----------   -----------
Cash flows from operating activities:
 Net loss                               $(1,477,110)  $(2,063,199)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Depreciation and amortization            98,131        53,209
    Deferred income tax benefit            (760,722)
    Gain on investments                    (221,871)      (20,320)
    Loss on sale of property, plant
     and equipment                              880
    Change in assets and liabilities,
     net of effects of purchases of
     subsidiaries:
      Accounts receivable                   865,042       188,487
      Prepaid program costs and
       expenses                            (525,150)     (737,482)
      Other assets                                       (514,999)
      Accounts payable and accrued
       expenses                            (445,911)   (1,835,469)
      Accrued incentive compensation                   (2,403,600)
      Participants' deposits             11,203,091    13,798,703
                                        -----------   -----------
        Net cash provided by
         operating activities             8,736,380     6,465,330
                                        -----------   -----------
Cash flows from investing activities:
 Purchase of property, plant and
  equipment                                (115,709)      (90,040)
 Proceeds from sale of property, plant
  and equipment                               1,220
 Purchase of investments                     (5,000)      (38,335)
 Cash received from acquisitions of
  subsidiaries, net of cash paid            197,314
 Payments received on notes receivable          150           524
 Origination of note receivable             (87,500)
                                        -----------   -----------
        Net cash used in investing
         activities                          (9,525)     (127,851)
                                        -----------   -----------

The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Cash Flows (Unaudited), Continued for the three months ended March 31, 1996 and 1995



                                           1996           1995
                                        -----------   -----------
Cash flows from financing activities:
 Redemption and retirement of common
  stock                                               $(1,820,000)
 Origination of notes receivable from
  stockholders                                         (2,000,000)
 Repayment of notes receivable from
  stockholders                                            896,063
 Payments of long-term debt             $    (1,583)       (2,357)
 Payments of notes payable due to
  stockholders                                            (76,690)
                                        -----------   -----------
      Net cash used in financing
       activities                            (1,583)   (3,002,984)
                                        -----------   -----------
Net increase in cash and cash
 equivalents                              8,725,272     3,334,495
Cash and cash equivalents, beginning
 of period                               12,974,252     6,633,578
                                        -----------   -----------
Cash and cash equivalents, end of
 period                                 $21,699,524   $ 9,968,073
                                        ===========   ===========
Supplemental disclosure of cash flow
 information:
  Cash paid for interest                $       416   $       643

Noncash investing and financing
 activities:
  Estimated market value of common
   shares issued for acquisition of
   subsidiary                           $   576,000


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The consolidated financial statements included herein have been prepared by Ambassadors International, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1995 previously filed with the Securities and Exchange Commission on Form 10-KSB.

    In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at March 31, 1996, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 1996. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


2.  PRINCIPLES OF CONSOLIDATION

    The Company was incorporated in the state of Washington in 1967 and was reincorporated on August 4, 1995 in the state of Delaware. The consolidated financial statements include the accounts of Ambassadors International, Inc., its subsidiary, Ambassador Programs, Inc. (API) and in 1996, the Company's or API's subsidiaries, The Helin Organization and American People Ambassador Programs. All significant intercompany accounts and transactions are eliminated in consolidation.


3.  INCOME TAXES

    From January 1, 1994 through August 4, 1995, Ambassadors International, Inc., was treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code. As a result, the Company's earnings for such period were taxed at the stockholder level. Beginning August 5, 1995, the Company's earnings have been taxed as a C corporation and provisions for income taxes have been provided in the Company's consolidated financial statements. For the three months ended March 31, 1996, the Company recorded a deferred tax benefit of $760,722 to reflect the benefit of the net operating loss at the federal statutory rate. The Company believes that it is more likely than not that the net operating loss will be realized through the generation of future taxable income.

4.  PRO FORMA STATEMENT OF OPERATIONS INFORMATION

    The pro forma statement of operations for the three-month period ended March 31, 1995 presents the pro forma effects on the historical information to record income taxes. An income tax benefit has been recorded to reflect income taxes at statutory rates applied to the pro forma loss before income taxes as if the Company were taxed as a C corporation rather than an S corporation.


5.  1996 ACQUISITIONS

    On January 29, 1996, the Company acquired all of the outstanding common stock of The Helin Organization, which is located in Newport Beach, California. The Helin Organization is a meeting management and incentive travel company and has become a separate division of the Company.

    On February 7, 1996, API acquired the assets of American People Ambassador Programs (APAP). APAP has offices in Winnebago, Illinois and Birmingham, Alabama and provides adult travel programs that are very similar to the Company's adult programs. The former president of APAP has entered into an employment agreement with API and will continue to market the APAP programs.

    These companies were acquired for $200,000 cash, shares of the Company's common stock and contingent consideration. The contingent consideration is dependent upon the success of one of the subsidiary's travel programs. These acquisitions have been accounted for using the purchase method of accounting. The Company recorded goodwill of approximately $973,000 in connection with these acquisitions. The goodwill is being amortized over 10 years on a straight-line basis. The contingent consideration will be accounted for as goodwill and will be amortized accordingly when, and if, the contingency is removed and additional consideration is paid. The results of operations of the acquired companies is included in the 1996 operations from the respective dates of their acquisitions. Assuming the companies had been acquired on January 1, 1995, revenue of the Company would have been approximately $18.5 million for the year ended December 31, 1995. Net income and pro forma earnings per share would not have been materially different than as previously reported by the Company for 1995.

Item 2. Management's Discussion and Analysis or Plan of Operation

This Quarterly Report on Form 10-QSB contains forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THE THREE MONTHS ENDED MARCH 31, 1995

During the first quarter of 1996, the Company and its subsidiary acquired two other companies which operate travel programs. Although these companies contributed to the gross program receipts and revenue of the consolidated group in the first quarter of 1996, due to the timing of the acquisitions and future changes which management plans to make to the operations of these companies, management believes that the future contribution of these two acquisitions will increase.

GROSS PROGRAM RECEIPTS
- - ----------------------
Gross program receipts increased $1.7 million from $.6 million in the first quarter of 1995 to $2.3 million in the first quarter of 1996. This increase can be principally attributed to a 30% increase in the number of API program participants and the acquisition of the Helin Organization (Helin). The number of program participants traveling during the first quarter of 1996 was 904 compared to 124 in the comparable 1995 period. The 1996 total includes 743 program participants from Helin programs which contributed $1.4 million to gross program receipts for the first quarter of 1996.

The average API price of those traveling in the first quarter increased 13% in 1996 in comparison to 1995. This increase can be attributed to traveler interest in certain destinations, such as South Africa, that have higher program prices.

SELLING AND TOUR PROMOTION EXPENSES
- - -----------------------------------
The Company's policy is to expense all selling and tour promotion costs as they are incurred.

For the first quarter of 1996, selling and tour promotion expenses were $1.9 million compared to $1.3 million in the prior year. This difference is the result of the Helin acquisition and the assumption of their marketing costs, as well as increases in marketing efforts for API.

GENERAL AND ADMINISTRATIVE EXPENSES
- - -----------------------------------
General and administrative expenses were $1.3 million in the first quarter of 1996 in comparison to $1.0 million in 1995. This increase is primarily due to the addition of two subsidiaries and increased professional fees related to being a publicly-held company versus a privately-held company.

OTHER INCOME/EXPENSE
- - --------------------
Other income includes foreign currency gains or losses and interest income. Other income and expense increased $0.3 million in the first quarter of 1996 in comparison to the first quarter of 1995. A portion of this increase can be attributed to increased interest income earned on cash received from the initial public offering, and $0.2 million gain on the Company's foreign currency financial instruments in the first quarter of 1996.

The unrealized gain is primarily due to the Company's forward foreign currency contracts which are marked to market. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly, are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase commitments. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company's hedging strategies will be successful in mitigating the impact of foreign currency fluctuations. The face amount of forward foreign exchange contracts outstanding at March 31, 1996 was approximately $7.6 million.

INCOME TAXES
- - ------------
Due to the change in status from an S Corporation to a C Corporation in August 1995, the Company has recorded an income tax benefit of approximately $0.8 million for the quarter ended March 31, 1996 in comparison to no income tax benefit for the quarter ended
March 31, 1995. The 1996 deferred income tax benefit is primarily due to the recognition of the benefit of the Company's net operating loss at the federal statutory tax rate of 34%. The pro forma income tax benefit for the first quarter of 1995 assumes the Company was a C Corporation during the quarter and reflects the federal statutory tax rate of 34%.

SEASONALITY
- - -----------
Due to the seasonality of the core business of Ambassadors International, Inc., the first quarter of the fiscal year has significantly fewer programs traveling than the other quarters of the year. Thus, the Company budgeted and incurred a net loss of approximately $1.5 million or $0.22 per share in the first quarter of 1996 compared to a $1.4 million pro forma net loss or $0.27 per share in the comparable 1995 quarter.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
The Company's business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by operations for the quarter ended March 31, 1996 and 1995, respectively, was approximately $8.7 million and $6.5 million. The increase in cash flows from 1995 to 1996 can be attributed to the timing of cash receipts from participants and the reduction in payment of approximately $2.4 million of incentive compensation which was paid in 1995 and did not recur in 1996.

Capital expenditures, of approximately $0.1 million were funded from operations. Also, the Company's acquisition of two subsidiaries in early 1996 resulted in net cash inflow of approximately $0.2 million. The Company does not have any material capital expenditure commitments for the ensuing year. However, the Company's acquisition of a subsidiary in 1996 included contingent consideration. The remaining contingent consideration, which is dependent upon the success of the travel programs of one of the companies, will not have a significant effect on the Company's cash flows. Also, the Company is continuing to pursue further acquisitions of related travel businesses that will require some of its available cash and cash equivalents. The Company had no significant long- or short-term debt as of March 31, 1996.

The Company has a credit facility available with Seafirst Bank for $7.5 million U.S. dollars for foreign currency purchases and forward contracts.

At March 31, 1996, the Company had approximately $21.7 million of cash and cash equivalents. Management believes cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures and acquisitions for the ensuing year.

FOREIGN CURRENCY; HEDGING POLICY
- - ---------------------------------
The substantial majority of the Company's programs take place outside of the United States and most foreign suppliers require payment in their own currency rather than U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. In 1993, the Company initiated a program to hedge against these foreign currency risks in the currencies of countries in which the largest amount of program pass-through expenses are denominated in foreign currency. To hedge against foreign currency risks, the Company has used forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. The Company also uses foreign currency call options which provide the

Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrent with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option. The strike prices on these options generally straddle the exchange rate at the time the options are purchased and sold. Additionally, the Company purchases futures contracts to similarly hedge its foreign currency risk. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company's hedging strategies will be successful in mitigating the impact of foreign currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENT
- - ----------------------------
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."
The Company adopted the disclosure requirements only of SFAS No. 123 on January 1, 1996. Therefore, there was no effect on the consolidated financial statements of adopting SFAS No. 123.

Items 2, 3, 4 and 5 are not presented as they are not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits: 27 - Financial Data Schedule

         Reports on Form 8-K:

         -- January 23, 1996 - Item 5 reported the acquisition of
            The Helin Organization

         -- February 6, 1996 - Item 5 reported the acquisition of
            American People Ambassador Programs

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMBASSADORS INTERNATIONAL, INC.


Date: May 14, 1996     By: /s/Jeffrey D. Thomas
                           ------------------------------------
                           Jeffrey D. Thomas,
                           Chief Financial Officer