Form 10QSB
period 1996-06-30
AMBASSADORS INTERNATIONAL INC
filed 1996-08-14
CIK 946842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB
     (Mark One)

     [X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1996

                                       OR

     [ ] TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from          to
                                         --------    --------
                         Commission file number 0-26420
                                                -------

                       AMBASSADORS INTERNATIONAL, INC.
                       -------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              91-1688605
     -------------------------------              ------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation of organization)               Identification No.)

      Dwight D. Eisenhower Building
        110 South Ferrall Street
           Spokane, Washington                          99202
     -------------------------------              -----------------
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
     Yes   X     No
         -----      -----

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

             Common shares outstanding as of July 31, 1996: 6,615,030

     This report, including all exhibits and attachments, contains 19 pages.

     AMBASSADORS INTERNATIONAL, INC.
     FORM 10-QSB QUARTERLY REPORT

     Table of Contents




     PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets at June 30, 1996 and
                  December 31, 1995
                Consolidated Statements of Income for the Three
                  and Six Months Ended June 30, 1996 and 1995
                Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1996 and 1995
                Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation


     PART II  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURES

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited)
     June 30, 1996 and December 31, 1995



                                                  June 30,    December 31,
                                                    1996         1995
                                                 -----------  ------------
                   ASSETS

     Current assets:
       Cash and cash equivalents                 $25,224,918  $12,974,252
       Restricted cash equivalents                    55,000       45,000
       Investments                                   136,290      275,488
       Accounts receivable (including
         $30,849 and $33,218 from officers
         and employees)                              188,160      679,600
       Notes receivable, due within one
         year                                          2,050        2,334
       Prepaid program costs and expenses          4,818,933      425,530
       Deferred income taxes                                      454,666
                                                 -----------  -----------
           Total current assets                   30,425,351   14,856,870

     Property, plant and equipment, net            1,384,824    1,122,494
     Investment in joint venture                     262,500
     Notes receivable, due after one year             35,573       36,447
     Goodwill and covenant not to compete,
       net                                         1,018,410
     Other assets                                      4,496
                                                 -----------  -----------
           Total assets                          $33,131,154  $16,015,811
                                                 ===========  ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited), Continued
     June 30, 1996 and December 31, 1995



                                                  June 30,    December 31,
                                                    1996          1995
                                                 -----------  ------------
               LIABILITIES AND
             STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable and accrued
         expenses                               $   993,178  $  1,287,559
       Participants' deposits                    15,785,472     3,462,350
       Income taxes payable                       1,235,116
       Long-term debt, due within one year           12,636        11,138
                                                 -----------  -----------
           Total current liabilities             18,026,402     4,761,047

     Deferred income taxes                          113,958       113,958
     Long-term debt, due after one year                             5,760
                                                 -----------  -----------
           Total liabilities                     18,140,360     4,880,765
                                                 -----------  -----------

     Stockholders' equity:
       Preferred stock, $.01 par value;
         2,000,000 shares authorized;
         none issued and outstanding
       Common stock, $.01 par value;
         authorized, 20,000,000 shares;
         issued and outstanding, 6,615,030
         and 6,535,030 shares                        66,150        65,350
       Additional paid-in capital                12,501,668    11,926,468
       Retained earnings (accumulated
         deficit)                                 2,422,976      (856,772)
                                                 ----------   -----------
           Total stockholders' equity            14,990,794    11,135,046
                                                 ----------   -----------
           Total liabilities and stock-
             holders' equity                     $33,131,154  $16,015,811
                                                 ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 1996 and 1995

                                                       Six Months Ended         Three Months Ended
                                                           June 30,                  June 30,
                                                   ------------------------  ------------------------
                                                      1996         1995         1996         1995
                                                   -----------  -----------  -----------  -----------
     Revenue                                       $10,549,677  $ 8,336,293  $ 9,955,496  $ 8,154,382
                                                   -----------  -----------  -----------  -----------
     Operating expenses:
       Selling and tour promotion                    3,536,643    2,584,314    1,624,983    1,289,169
       General and administrative                    2,816,226    2,081,329    1,478,986    1,040,748
                                                   -----------  -----------  -----------  -----------
                                                     6,352,869    4,665,643    3,103,969    2,329,917
                                                   -----------  -----------  -----------  -----------
     Operating income                                4,196,808    3,670,650    6,851,527    5,824,465
                                                   -----------  -----------  -----------  -----------
     Other income (expense):
       Interest expense                                   (780)      (1,226)        (364)        (580)
       Interest and dividend income                    574,292      363,443      378,933      294,232
       Realized and unrealized gain (loss)
         on investments and other                      253,252        7,746       31,381      (17,637)
       Other, net                                      (54,043)       4,208      (54,116)       1,540
                                                   -----------  -----------  -----------  -----------
                                                       772,721      374,171      355,834      277,555
                                                   -----------  -----------  -----------  -----------
     Income before income taxes                      4,969,529    4,044,821    7,207,361    6,102,020
     Provision for income taxes                      1,689,781           --    2,450,503           --
                                                   -----------  -----------  -----------  -----------
     Net income                                    $ 3,279,748  $ 4,044,821  $ 4,756,858  $ 6,102,020
                                                   ===========  ===========  ===========  ===========
     Net income per share                          $      0.50  $      0.81  $      0.72  $      1.22
                                                   ===========  ===========  ===========  ===========
     Weighted average common shares outstanding      6,615,030    4,995,030    6,615,030    4,995,030
                                                   ===========  ===========  ===========  ===========

     Ambassadors International, Inc.
     Consolidated Statements of Operations, Continued (Unaudited) for the three and six months ended June 30, 1996 and 1995


                                                       Six Months Ended         Three Months Ended
                                                           June 30,                  June 30,
                                                   ------------------------  ------------------------
                                                      1996         1995          1996        1995
                                                   -----------  -----------  -----------  -----------
     Pro forma information:
       Income before income taxes                               $ 4,044,821               $ 6,102,020
       Pro forma adjustment to record
         provision for income taxes                               1,375,239                 2,074,687
                                                   -----------  -----------  -----------  -----------
       Net income                                  $ 3,279,748  $ 2,669,582  $ 4,756,858  $ 4,027,333
                                                   ===========  ===========  ===========  ===========
       Net income per share                        $     0.50  $      0.53   $     0.72  $      0.81
                                                   =========== ===========   =========== ===========
       Shares used in pro forma calculation         6,615,030    4,995,030    6,615,030    4,995,030
                                                   =========== ===========   =========== ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 1996 and 1995

                                                     1996        1995
                                                 -----------  -----------
     Cash flows from operating activities:
       Net income                                $ 3,279,748  $ 4,044,821
       Adjustments to reconcile net income
         to net cash provided by operating
         activities:
           Depreciation and amortization             191,282      105,452
           Deferred income tax provision             454,666
           Gain on investments                      (253,252)      (7,746)
           Loss on sale of property, plant
             and equipment                               880
           Change in assets and liabilities,
             net of effects of purchases of
             subsidiaries:
               Restricted cash                       (10,000)
               Accounts receivable                   820,515     (707,500)
               Stockholder receivable                          (1,907,986)
               Prepaid program costs and
                 expenses                         (3,941,573)  (5,941,963)
               Proceeds from maturity of for-
                 ward foreign exchange contracts     386,521
               Purchase of investment                          (1,000,000)
               Proceeds from sale of investment                    76,408
               Accounts payable and accrued
                 expenses                           (917,367)   1,021,884
               Participants' deposits             11,331,534   14,368,984
               Income taxes payable                1,235,116
               Accrued compensation                            (2,403,600)
                                                 -----------  -----------
                   Net cash provided by
                     operating activities         12,578,070    7,648,754
                                                 -----------  -----------
     Cash flows from investing activities:
       Purchase of property, plant and
         equipment                                  (215,333)    (193,597)
       Proceeds from sale of property, plant
         and equipment                                 1,220
       Investment in joint venture                  (262,500)
       Cash received from acquisitions of
         subsidiaries, net of cash paid              147,314
       Maturity (acquisition) of investment            5,000
       Payments received on notes receivable          88,657        1,058
       Payments on sale of building                               896,063
       Origination of notes receivable               (87,500)
                                                 -----------  -----------
                   Net cash provided by (used
                     in) investing activities       (323,142)     703,524
                                                 -----------  -----------

     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited), Continued for the three months ended June 30, 1996 and 1995



                                                     1996        1995
                                                 -----------  -----------
     Cash flows from financing activities:
       Deferred offering costs                                $  (133,003)
       Stockholder notes payable payments                         (76,690)
       Origination of receivables from
         stockholders                                          (1,820,000)
       Notes receivable issued to stockholder                  (2,000,000)
       Payments received on stockholder note
         receivable                                             2,000,000
       Payments of long-term debt                 $   (4,262)      (4,774)
                                                 -----------  -----------
                 Net cash used in financing
                   activities                         (4,262)  (2,034,467)
                                                 -----------  -----------
     Net increase in cash and cash
       equivalents                                12,250,666    6,317,811
     Cash and cash equivalents, beginning
       of period                                  12,974,252    6,633,578
                                                 -----------  -----------
     Cash and cash equivalents, end of
       period                                    $25,224,918  $12,951,389
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

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at June 30, 1996, the consolidated results of operations for the three- and six-month periods ended June 30, 1996 and 1995 and the consolidated cash flows for the six-month periods ended June 30, 1996 and 1995. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


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

         For the three and six months ended June 30, 1996, the Company recorded the following income tax provisions:

                                   Six Months Ended   Three Months Ended
                                    June 30, 1996       June 30, 1996
                                   ----------------   ------------------
           Current                    $1,235,115          $1,235,115
           Deferred                      454,666           1,215,388
                                      ----------          ----------
                                      $1,689,781          $2,450,503
                                      ==========          ==========

         The Company's income tax provision is provided at the estimated annual effective income tax rate.


     4.  PRO FORMA STATEMENT OF INCOME INFORMATION

         The pro forma statements of income for the three- and six-month periods ended June 30, 1995 present the pro forma effects on the historical information to record income taxes. An income tax provision has been recorded to reflect income taxes at statutory rates applied to the pro forma income before income taxes as if the Company were taxed as a C corporation rather than an S corporation.


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

         These companies were acquired for $200,000 cash, shares of the Company's common stock and contingent consideration. The contingent consideration is dependent upon the success of one of the subsidiary's travel programs. These acquisitions have been accounted for using the purchase method of accounting. The Company recorded goodwill of approximately $973,000 in connection with these acquisitions. The goodwill is being amortized over 10 years on a straight-line basis. A portion of the contingent consideration will be accounted for as goodwill and will be amortized accordingly when, and if, the contingency is removed and additional consideration is paid. Another portion of the contingent consideration will be accounted for as compensation expense when, and if, paid. The results of operations of the acquired companies is included in the 1996 operations from the respective dates of their acquisitions. Assuming the companies had been acquired on January 1, 1995, revenue of the Company would have been approximately $18.5 million for the year ended December 31, 1995. Net income and pro forma earnings per share would not have been materially different than as previously reported by the Company for 1995.

         Although the Company is pursuing additional acquisitions, no definitive agreements have been reached. The Company expects to complete one or more acquisitions before the end of this fiscal year; however, there can be no assurance that any such acquisitions will be consummated, and if consummated, there can be no assurance that any acquisition will result in profits to the Company.


     6.  INVESTMENT IN JOINT VENTURE

         During the second quarter of 1996, the Company acquired a 15% interest in a joint venture for $262,500. The joint venture's purpose is the acquisition of preferred stock (which represents 18.4% of the total outstanding stock) of a private company. The Company's president is the joint venture's representative on the board of directors of the private company.

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

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THE THREE MONTHS ENDED JUNE 30, 1995

     During the first quarter of 1996, the Company and its subsidiary acquired two other companies which operate travel programs. Although these companies contributed to the gross program receipts and revenue of the consolidated group in the first six months of 1996, due to the timing of the acquisitions and future changes which management plans to make to the operations of these companies, management believes that the future contribution of these two acquisitions will increase.

     GROSS PROGRAM RECEIPTS AND REVENUES
     -----------------------------------
     Gross program receipts increased from $23.3 million in the second quarter of 1995 to $27.9 million in the second quarter of 1996. This increase can be principally attributed to a 27% increase in the number of API program participants and the acquisitions of the Helin Organization (Helin) and American People Ambassador Programs (APAP) in the first quarter of 1996. The number of program participants traveling during the second quarter of 1996 was 7,622 compared to 5,895 in the comparable 1995 period. A core business of the Company is the Student Ambassador Programs which primarily travel in June. During 1996, 6,148 students traveled under these programs compared to 5,394 students in 1995. This increase in program participants was the principal reason for the increase in gross program receipts for the second quarter of 1996 in comparison to the second quarter of 1995.

     The 19% increase in gross program receipts, coupled with a slightly lower proportional increase in program costs, resulted in a 22% increase in revenues from $8.2 million in 1995 to $10.0 million in 1996.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     The Company's policy is to expense all selling and tour promotion costs as they are incurred.

     For the second quarter of 1996, selling and tour promotion expenses were $1.6 million compared to $1.3 million in the prior year. This increase is principally the result of the Helin and APAP acquisitions and the assumption of their marketing costs, as well as modest increases in marketing efforts for API programs.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased from $1.0 million in 1995 to $1.5 million in 1996. This increase is primarily due to costs associated with the aforementioned companies and increased professional fees related to being a publicly-held company versus a privately-held company.

     OTHER INCOME/EXPENSE
     --------------------
     Other income primarily consists of foreign currency gains or losses and interest income. Other income and expense increased $0.1 million in the second quarter of 1996 in comparison to the second quarter of 1995. The majority of this increase can be attributed to increased interest income earned on cash received from the initial public offering in August 1995.

     INCOME TAXES
     ------------
     Due to the change in status from an S Corporation to a C Corporation in August 1995, the Company has recorded an income tax provision of approximately $2.5 million for the quarter ended June 30, 1996 in comparison to no income tax provision for the quarter ended June 30, 1995. The 1996 income tax provision is based on the estimated annual effective tax rate. The pro forma income tax provision for the second quarter of 1995 assumes the Company was a C Corporation during the quarter and reflects the federal statutory tax rate of 34% is applied to income before income taxes.

     NET INCOME AND EARNINGS PER SHARE
     ---------------------------------
     The above factors resulted in the Company reporting net income of $4.8 million or $0.72 per share for the second quarter of 1996 compared to pro forma net income of $4.0 million or $0.81 per share in the comparable 1995 quarter.

     SEASONALITY
     -----------
     Due to the seasonality of the core business of Ambassadors
     International, Inc., the first and fourth quarters of the fiscal year have significantly fewer programs traveling than the second and third quarters of the year. Thus, the net income reported in the second quarter of 1996 may not be representative of future quarters.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30, 1995

     GROSS PROGRAM RECEIPTS AND REVENUES
     -----------------------------------
     Gross program receipts increased from $23.9 million in 1995 to $ 30.1 million in 1996. This increase can be principally attributed to the increase in the number of program participants and the acquisition of Helin and APAP in the first quarter of 1996.

     The number of program participants traveling during the six months increased from 6,019 in 1995 to 8,526 in 1996. This 42% increase in program participants was the principal cause of the 27% increase in revenues for the first six months of 1996 in comparison to the same period in 1995.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     Selling and tour promotion expenses for the first six months of 1996 increased from 1995 by $1.0 million. This increase can be primarily attributed to additional expenses incurred by Helin and APAP.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased from $2.1 million for the first six months of 1995 to $2.8 million for the first six months of 1996. This increase is principally due to costs associated with the aforementioned companies and increased professional fees related to being a publicly-held company versus a privately-held company.

     OTHER INCOME/EXPENSE
     --------------------
     Other income primarily includes foreign currency gains or losses and interest income. Other income increased $0.4 million for the first six months of 1996 in comparison to the same period in 1995. The majority of this increase can be attributed to the interest income earned on cash received from the initial public offering. Additionally, the Company recognized a $0.3 million gain on its foreign currency financial instruments in the first half of 1996.

     The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly, are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase commitments. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company s hedging strategies will be successful in mitigating the impact of foreign currency fluctuations. Most of the Company's forward contracts and options matured prior to June 30, 1996 as funds were needed for summer travel programs. The face amount of forward foreign exchange contracts outstanding at June 30, 1996 was $2.1 million.

     INCOME TAXES
     ------------
     Due to the change in status from an S Corporation to a C Corporation in 1995, the Company has recorded an income tax provision of approximately $1.7 million for the six months ended June 30, 1996 in comparison to no income tax provision for the six months ended
     June 30, 1995. The 1996 income tax liability is based on the estimated annual effective tax rate. Pro forma income tax expense for 1995 assumes the Company was a C Corporation during the quarter and reflects the federal statutory tax rate of 34% applied to income before income taxes.

     NET INCOME AND EARNINGS PER SHARE
     ---------------------------------
     The above factors resulted in the Company reporting net income of $3.3 million or $0.50 per share for the six months ended June 30, 1996 compared to pro forma net income of $2.7 million or $0.53 per share for the comparable 1995 period.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     The Company s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the six months ended June 30, 1995 and 1996, respectively, was approximately $7.6 million and $12.6 million. The increase in cash flows from 1995 to 1996 can be attributed to the timing of cash receipts from participants and the elimination of approximately $2.4 million of incentive compensation which was paid in 1995 and did not recur in 1996.

     During the six months ended June 30, 1996, the Company invested $262,500 in a joint venture (see Note 6 to the consolidated financial statements).

     Capital expenditures, of approximately $0.2 million were funded from operations. The Company does not have any material capital expenditure commitments for the ensuing year. However, the Company is continuing to pursue further acquisitions of related travel businesses that will require some of its available cash and cash equivalents.

     The Company had no significant long- or short-term debt as of June 30, 1996. The Company has a credit facility available with Seafirst Bank for $12.0 million (U.S.) for foreign currency purchases and forward contracts.

     At June 30, 1996, the Company had approximately $25.3 million of cash and cash equivalents. Management believes cash flows from operations will be sufficient to fund the Company s anticipated operating needs, capital expenditures and acquisitions for the ensuing year.

     FOREIGN CURRENCY; HEDGING POLICY
     ---------------------------------
     The substantial majority of the Company s programs take place outside of the United States and most foreign suppliers require payment in their own currency rather than U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. In 1993, the Company initiated a program to hedge against these foreign currency risks in the currencies of countries in which the largest amount of program pass-through expenses are denominated in foreign currency. To hedge against foreign currency risks, the Company has used forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. The Company also uses foreign currency call options which provide the Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrent with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option. The strike prices on these options generally straddle the exchange rate at the time the options are purchased and sold. Additionally, the Company purchases futures contracts to similarly hedge its foreign currency risk. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company s hedging strategies will be successful in mitigating the impact of foreign currency fluctuations.

     NEW ACCOUNTING PRONOUNCEMENT
     ----------------------------
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure requirements only of SFAS No. 123 on January 1, 1996.

     Items 1, 2, 3 and 5 are not presented as they are not applicable.

     Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders on May 3, 1996, the shareholders elected the following directors:

                                     For               Against
                                  ---------            -------
          Rafer Johnson           4,450,777              100
          John C. Spence          4,450,777              100

     Item 6.  Exhibits and Reports on Form 8-K.

              Exhibits: 27 - Financial Data Schedule

              Reports on Form 8-K:

              NONE

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBASSADORS INTERNATIONAL, INC.


     Date: August 12, 1996    By:
                                  ----------------------------------
                                  Jeffrey D. Thomas,
                                  Chief Financial Officer