Form 10-Q
period 1996-09-30
AMBASSADORS INTERNATIONAL INC
filed 1996-11-14
CIK 946842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                       ----------------------------------

                                   FORM 10-QSB
     (Mark One)

     [X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1996

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

           Common shares outstanding as of November 12, 1996: 6,615,030

     This report, including all exhibits and attachments, contains ____ pages.

     AMBASSADORS INTERNATIONAL, INC.


     FORM 10-QSB QUARTERLY REPORT

     Table of Contents





     PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets at September 30, 1996 and
                  December 31, 1995
                Consolidated Statements of Income for the Nine
                  and Three Months Ended September 30, 1996 and 1995
                Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1996 and 1995
                Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation


     PART II  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURES

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited)
     September 30, 1996 and December 31, 1995



                                                September 30,  December 31,
                                                    1996           1995
                                                -------------  ------------
                   ASSETS

     Current assets:
       Cash and cash equivalents                 $18,687,263   $12,974,252
       Restricted cash equivalents                    55,000        45,000
       Investments                                                 275,488
       Accounts receivable (including
         $14,869 and $33,218 from officers
         and employees)                              167,730       679,600
       Notes receivable, due within one
         year                                          1,904         2,334
       Prepaid program costs and expenses          2,200,378       425,530
       Deferred income taxes                                       454,666
                                                 -----------   -----------
           Total current assets                   21,112,275    14,856,870

     Property, plant and equipment, net            1,350,185     1,122,494
     Investment in joint venture                     262,500
     Notes receivable, due after one year             35,100        36,447
     Goodwill and covenant not to compete,
       net                                         1,000,251
     Other assets                                     20,996
                                                 -----------   -----------
           Total assets                          $23,781,307   $16,015,811
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited), Continued
     September 30, 1996 and December 31, 1995



                                                September 30,  December 31,
                                                    1996           1995
                                                -------------  ------------
               LIABILITIES AND
             STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable and accrued
         expenses                                $ 2,443,446   $ 1,287,559
       Participants' deposits                      3,907,786     3,462,350
       Income taxes payable                          754,480
       Long-term debt, due within one year             9,893        11,138
                                                 -----------   -----------
           Total current liabilities               7,115,605     4,761,047

     Deferred income taxes                           113,958       113,958
     Long-term debt, due after one year                              5,760
                                                 -----------   -----------
           Total liabilities                       7,229,563     4,880,765
                                                 -----------   -----------

     Stockholders' equity:
       Preferred stock, $.01 par value;
         2,000,000 shares authorized;
         none issued and outstanding
       Common stock, $.01 par value;
         authorized, 20,000,000 shares;
         issued and outstanding, 6,615,030
         and 6,535,030 shares                         66,150        65,350
       Additional paid-in capital                 12,501,668    11,926,468
       Retained earnings (accumulated
         deficit)                                  3,983,926      (856,772)
                                                 -----------   -----------
           Total stockholders' equity             16,551,744    11,135,046
                                                 -----------   -----------
           Total liabilities and stock-
             holders' equity                     $23,781,307   $16,015,811
                                                 ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Income (Unaudited) for the nine months and three months ended September 30, 1996 and 1995

                                                     Nine Months Ended         Three Months Ended
                                                       September 30,             September 30,
                                                  ------------------------  ------------------------
                                                     1996         1995         1996         1995
                                                  -----------  -----------  -----------  -----------
     Revenue                                      $16,429,374  $13,784,914  $ 5,879,697  $ 5,448,621
                                                  -----------  -----------  -----------  -----------
     Operating expenses:
       Selling and tour promotion                   6,056,529    5,402,466    2,519,886    2,818,152
       General and administrative                   4,116,497    3,358,920    1,300,271    1,277,591
                                                  -----------  -----------  -----------  -----------
                                                    10,173,026   8,761,386    3,820,157    4,095,743
                                                  -----------  -----------  -----------  -----------
     Operating income                               6,256,348    5,023,528    2,059,540    1,352,878
                                                  -----------  -----------  -----------  -----------
     Other income (expense):
       Interest expense                                (1,037)      (1,764)        (257)        (538)
       Interest and dividend income                   832,305      573,126      258,013      209,683
       Realized and unrealized gain on
         investments and other                        290,253      313,758       37,001      305,962
       Other, net                                     (43,026)       5,695       11,017        1,537
                                                  -----------  -----------  -----------  -----------
                                                    1,078,495      890,815      305,774      516,644
                                                  -----------  -----------  -----------  -----------
     Income before income taxes                     7,334,843    5,914,343    2,365,314    1,869,522
     Provision for income taxes                     2,494,145       25,000      804,364       25,000
                                                  -----------  -----------  -----------  -----------
     Net income                                   $ 4,840,698  $ 5,889,343  $ 1,560,950  $ 1,844,522
                                                  ===========  ===========  ===========  ===========
     Net income per share                         $      0.73  $      1.11  $      0.24  $      0.31
                                                  ===========  ===========  ===========  ===========
     Weighted average common shares outstanding     6,606,563    5,317,312    6,615,030    5,947,461
                                                  ===========  ===========  ===========  ===========

     Ambassadors International, Inc.
     Consolidated Statements of Operations, Continued (Unaudited) for the nine months and three months ended September 30, 1996 and 1995


                                                     Nine Months Ended         Three Months Ended
                                                       September 30,             September 30,
                                                  ------------------------  ------------------------
                                                     1996         1995         1996         1995
                                                  -----------  -----------  -----------  -----------
     Pro forma information:
       Income before income taxes                 $ 7,334,844  $ 5,914,343  $ 2,365,314  $ 1,869,522
       Income tax provision                         2,494,146    2,011,112      804,364      635,840
                                                  -----------  -----------  -----------  -----------
       Net income                                 $ 4,840,698  $ 3,903,231  $ 1,560,950  $ 1,233,682
                                                  ===========  ===========  ===========  ===========
       Net income per share                       $      0.73  $      0.73  $      0.24  $      0.21
                                                  ===========  ===========  ===========  ===========
       Shares used in pro forma calculation         6,606,563    5,317,312    6,615,030    5,947,461
                                                  ===========  ===========  ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1996 and 1995


                                                    1996         1995
                                                 -----------  -----------
     Cash flows from operating activities:
       Net income                                $ 4,840,698  $ 5,889,343
       Adjustments to reconcile net income
         to net cash provided by operating
         activities:
           Depreciation and amortization             291,074      162,026
           Deferred income tax provision             454,666       25,000
           Gain on investments                      (290,253)      (7,746)
           Loss on sale of property, plant
             and equipment                               880
           Change in assets and liabilities,
             net of effects of purchases of
             subsidiaries:
               Restricted cash                       (10,000)
               Accounts receivable                   840,944   (1,140,200)
               Stockholder receivable
               Prepaid program costs and
                 expenses                         (1,323,018)  (4,759,612)
               Proceeds from maturity of for-
                 ward foreign exchange contracts     559,812
               Purchase of investment                          (1,000,000)
               Proceeds from sale of investment                 1,076,408
               Accounts payable and accrued
                 expenses                            532,901    2,238,461
               Participants' deposits               (546,151)   2,767,668
               Income taxes payable                  754,480
               Accrued compensation                            (2,403,600)
                                                 -----------  -----------
                   Net cash provided by
                     operating activities          6,106,033    2,847,748
                                                 -----------  -----------
     Cash flows from investing activities:
       Purchase of property, plant and
         equipment                                  (249,827)    (264,338)
       Proceeds from sale of property, plant
         and equipment                                 1,220
       Investment in joint venture                  (262,500)
       Cash received from acquisitions of
         subsidiaries, net of cash paid              147,314


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited), Continued for the nine months ended September 30, 1996 and 1995


                                                    1996         1995
                                                 -----------  -----------
     Cash flows from investing activities,
       Continued:
         Maturity of investment                  $     5,000
         Net payments received on notes
           receivable                                  1,776  $     1,634
         Payments on sale of building                             896,063
         Other                                       (29,000)
                                                 -----------  -----------
                   Net cash provided by (used
                     in) investing activities       (386,017)     633,359
                                                 -----------  -----------

     Cash flows from financing activities:
       Stockholder distributions                               (5,076,690)
       Proceeds from public offering                           12,054,491
       Redemption and retirement of common
         stock                                                 (1,820,000)
       Origination of receivables from
         stockholders                                          (2,036,250)
       Notes receivable issued to stockholder
       Payments received on stockholder note
         receivable                                             2,018,125
       Payments of long-term debt                     (7,005)      (6,236)
                                                 -----------  -----------
                 Net cash provided by (used in)
                   financing activities               (7,005)   5,133,440
                                                 -----------  -----------
     Net increase in cash and cash
       equivalents                                 5,713,011    8,614,547
     Cash and cash equivalents, beginning
       of period                                  12,974,252    6,633,578
                                                 -----------  -----------
     Cash and cash equivalents, end of
       period                                    $18,687,263  $15,248,125
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

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at September 30, 1996, the consolidated results of operations for the nine- and three-month periods ended September 30, 1996 and 1995 and the consolidated cash flows for the nine-month periods ended September 30, 1996 and 1995. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


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

         For the three and nine months ended September 30, 1996, the Company recorded the following income tax provisions:

                                  Nine Months Ended   Three Months Ended
                                  September 30, 1996  September 30, 1996
                                  ------------------  ------------------
           Current                    $2,039,479          $  804,364
           Deferred                      454,666
                                      ----------          ----------
                                      $2,494,145          $  804,364
                                      ==========          ==========

         The Company's income tax provision is provided at the estimated annual effective income tax rate.


     4.  PRO FORMA STATEMENT OF INCOME INFORMATION

         The pro forma statements of income for the three- and nine-month periods ended September 30, 1995 present the pro forma effects on the historical information to record income taxes. An income tax provision has been recorded to reflect income taxes at statutory rates applied to the pro forma income before income taxes as if the Company were taxed as a C corporation rather than an S corporation.


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

         In October 1996, the Company announced its intention to acquire the outstanding common stock of Bitterman & Associates, Inc. for cash and shares of the Company's common stock. As of November 12, 1996, the acquisition has not been consummated but is expected to be completed prior to December 31, 1996. However, there can be no assurance that the acquisition will be consummated. The Company is also pursuing additional acquisitions; however, no definitive agreements have been reached.


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

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     During the first quarter of 1996, the Company and its subsidiary acquired two other companies which operate travel programs. Although these companies contributed to the gross program receipts and revenue of the consolidated group in the first nine months of 1996, due to the timing of the acquisitions and future changes which management plans to make to the operations of these companies, management believes that the future contribution and profitability of these two acquisitions will improve.

     GROSS PROGRAM RECEIPTS AND REVENUES
     -----------------------------------
     Gross program receipts increased from $15.0 million in the third quarter of 1995 to $19.8 million in the third quarter of 1996. This increase can be principally attributed to a 10% increase in the number of API program participants and the acquisitions of the Helin Organization (Helin) and American People Ambassador Programs (APAP) in the first quarter of 1996. The number of program participants traveling during the third quarter of 1996 was 4,574 compared to 3,806 in the comparable 1995 period. This increase in program participants was the primary reason for the increase in gross program receipts for the third quarter of 1996 in comparison to the third quarter of 1995.

     Gross program receipts increased 31% to $19.6 million for the third quarter of 1996 from $15.0 million in the third quarter of 1995. Revenues increased to $5.9 million from $5.5 million as a result of a larger product base with the addition of two acquisitions earlier in 1996, and revenue gains did not keep pace with gross program receipts because of the acquired businesses. The Helin Organization has products and services that trend toward higher volume but lower margins.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     The Company's policy is to expense all selling and tour promotion costs as they are incurred.

     For the third quarter of 1996, selling and tour promotion expenses were $2.5 million compared to $2.8 million in the prior year. This decrease is principally the result of cost-cutting measures and more judicious use of mailings based upon demographic and historical analysis.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     Even with the addition of the Helin Organization and APAP, general and administrative expenses remained relatively stable at $1.3 million in 1995 and 1996.

     OTHER INCOME/EXPENSE
     --------------------
     Other income primarily consists of foreign currency gains or losses and interest income. Other income decreased to $306,000 in the third quarter of 1996 from the third quarter of 1995 of $517,000. All of this decrease can be attributed to decreased realized and unrealized gains on foreign exchange contracts.

     INCOME TAXES
     ------------
     Due to the change in status from an S Corporation to a C Corporation in August 1995, the Company has recorded an income tax provision of approximately $804,000 for the quarter ended September 30, 1996 in comparison to $25,000 income tax provision for the quarter ended September 30, 1995. The 1996 income tax provision is based on the estimated annual effective tax rate. The pro forma income tax provision for the third quarter of 1995 assumes the Company was a C Corporation during the quarter and reflects the federal statutory tax rate of 34% is applied to income before income taxes.

     NET INCOME AND EARNINGS PER SHARE
     ---------------------------------
     The above factors resulted in the Company reporting net income of $1.6 million or $0.24 per share for the third quarter of 1996 compared to pro forma net income of $1.2 million or $0.21 per share in the comparable 1995 quarter.

     SEASONALITY
     -----------
     Due to the seasonality of the core business of Ambassadors
     International, Inc., the first and fourth quarters of the fiscal year have significantly fewer programs traveling than the second and third quarters of the year. Thus, the net income reported in any quarter may not be indicative of the annual income.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     GROSS PROGRAM RECEIPTS AND REVENUES
     -----------------------------------
     Gross program receipts increased from $38.8 million in 1995 to $49.9 million in 1996. This increase can be principally attributed to the increase in the number of program participants and the acquisition of Helin and APAP in the first quarter of 1996. The increase in gross program receipts resulted in a 19% increase in revenues from 1995 to 1996.

     The number of program participants traveling during the nine months increased from 9,949 in 1995 to 13,094 in 1996. This 32% increase in program participants was the principal cause of the 19% increase in revenues for the first nine months of 1996 in comparison to the same period in 1995.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     Selling and tour promotion expenses for the first nine months of 1996 increased from 1995 by $654,000. This increase can be primarily attributed to additional expenses incurred by Helin and APAP.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased from $3.4 million for the first nine months of 1995 to $4.1 million for the first nine months of 1996. This increase is principally due to costs associated with the aforementioned companies and increased professional fees related to being a publicly-held company versus a privately-held company.

     OTHER INCOME/EXPENSE
     --------------------
     Other income primarily includes foreign currency gains or losses and interest income. Other income increased approximately $188,000 for the first nine months of 1996 in comparison to the same period in 1995. The majority of this increase can be attributed to the interest income earned on cash received from the initial public offering.

     INCOME TAXES
     ------------
     Due to the change in status from an S Corporation to a C Corporation in 1995, the Company has recorded an income tax provision of approximately $2.5 million for the nine months ended September 30, 1996 in comparison to $25,000 income tax provision for the nine months ended September 30, 1995. The 1996 income tax liability is based on the estimated annual effective tax rate. Pro forma income tax expense of $2.0 million for 1995 assumes the Company was a C Corporation during the quarter and reflects the federal statutory tax rate of 34% applied to income before income taxes.

     NET INCOME AND EARNINGS PER SHARE
     ---------------------------------
     The above factors resulted in the Company reporting net income of $4.8 million in comparison to $3.9 million in the same period of the prior year. This corresponds to $0.73 per share in both periods due to an increase in the number of shares outstanding in 1996.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     The Company s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the nine months ended
     September 30, 1996 and 1995, respectively, was approximately $6.1 million and $2.8 million, respectively. The increase in cash flows from 1995 to 1996 can be attributed to the timing of cash receipts from participants and the elimination of approximately $2.4 million of incentive compensation which was paid in 1995 and did not recur in 1996.

     During the nine months ended September 30, 1996, the Company invested $262,500 in a joint venture (see Note 6 to the consolidated financial statements).

     Capital expenditures, of approximately $250,000 were funded from operations. The Company does not have any material capital expenditure commitments for the ensuing year. However, the Company is continuing to pursue further acquisitions of related travel businesses that will require some of its available cash and cash equivalents.

     The Company had no significant long- or short-term debt as of September 30, 1996. The Company has a credit facility available with Seafirst Bank for $12.0 million (U.S.) for foreign currency purchases and forward contracts.

     At September 30, 1996, the Company had approximately $18.7 million of cash and cash equivalents. Management believes cash flows from operations will be sufficient to fund the Company s anticipated operating needs, capital expenditures and acquisitions for the ensuing year.

     FOREIGN CURRENCY; HEDGING POLICY
     ---------------------------------
     The substantial majority of the Company s programs take place outside of the United States and most foreign suppliers require payment in their own currency rather than U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. In 1993, the Company initiated a program to hedge against these foreign currency risks in the currencies of countries in which the largest amount of program pass-through expenses are denominated in foreign currency. To hedge against foreign currency risks, the Company has used forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. The Company also uses foreign currency call options which provide the Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrent with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option. The strike prices on these options generally straddle the exchange rate at the time the options are purchased and sold. Additionally, the Company purchases futures contracts to similarly hedge its foreign currency risk. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company s hedging strategies will be successful in mitigating the impact of foreign currency fluctuations. As of September 30, 1996, the Company did not have any foreign currency or call options outstanding.

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

     PART II.  OTHER INFORMATION


     Items 1, 2, 3, 4 and 5 are not presented as they are not applicable.

     Item 6.  Exhibits and Reports on Form 8-K.

              Exhibits: 27 - Financial Data Schedule

              Reports on Form 8-K:

              NONE

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBASSADORS INTERNATIONAL, INC.


     Date: November 14, 1996    By: /s/Jeffrey D. Thomas
           -----------------        ----------------------------------
                                    Jeffrey D. Thomas,
                                    Chief Financial Officer