Form 10KSB
period 1996-12-31
AMBASSADORS INTERNATIONAL INC
filed 1997-03-31
CIK 946842

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

     (Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 31, 1996

          OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from                to
                                         --------------    --------------
          Commission file number: 0-26420


          AMBASSADORS INTERNATIONAL, INC.
          ----------------------------------------------
          (Name of Small Business Issuer In Its Charter)

                     Delaware                               91-1688605
          -------------------------------              --------------------
          (State or Other Jurisdiction of               (I.R.S. Employer
           Incorporation or Organization)              Identification  No.)

          Dwight D. Eisenhower Building
          110 S. Ferrall Street
          Spokane, WA                                          99202
          -------------------------------              --------------------
          (Address of Principal Executive Offices)           (Zip Code)

          Issuer's Telephone Number, Including Area Code:  (509) 534-6200

          Securities registered under Section 12(b) of the Exchange Act: None

          Securities registered under Section 12(g) of the Exchange Act:

                                                  Name of Each Exchange on
               Title of Each Class                    Which Registered
          ----------------------------            -------------------------
          Common Stock, $.01 Par Value                      NASDAQ

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
          filing requirements for the past 90 days.  Yes  X   No

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

          The issuer's revenues for the most recent fiscal year were $18,843,000.

          The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the NASDAQ on February 28, 1997 was $38,281,270.

          The number of shares of the registrant's Common Stock outstanding, as of February 28, 1997 was 6,753,888.

          DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996 are incorporated by reference into Part III.

     TABLE OF CONTENTS

     ITEM


     PART I

       Item 1.   Description of Business
       Item 2.   Description of Property
       Item 3.   Legal Proceedings
       Item 4.   Submission of Matters to a Vote of Security Holders

     PART II

       Item 5.   Market for Common Equity and Related Stockholder Matters
       Item 6.   Management's Discussion and Analysis or Plan of Operation
       Item 7.   Financial Statements
       Item 8.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure

     PART III

       Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
       Item 10.  Executive Compensation
       Item 11.  Security Ownership of Certain Beneficial Owners and
                 Management
       Item 12.  Certain Relationships and Related Transactions
       Item 13.  Exhibits and Reports on Form 8-K

     SIGNATURES

     PART I

     Item 1.  Description of Business
     --------------------------------

     Organization
     ------------
     Ambassadors International, Inc., a Delaware corporation ("Ambassadors"), is a holding company of three wholly owned subsidiaries, Ambassador Programs, Inc., a Delaware corporation ("API"), Ambassador Performance Improvement, Inc., a Delaware corporation ("AP Improvement"), and The Helin Organization, Inc., a California corporation ("Helin"). API is sometimes collectively referred to herein as the "Travel Group." AP Improvement and Helin are sometimes collectively referred to herein as the "Performance Group."

     Ambassadors was originally incorporated in the State of Washington in 1967. Effective as of January 1, 1995, John T. Tatham, Emanuele F. Portolese, Trudy K. Tatham, and Joe M. Sample, the sole stockholders of Ambassadors (collectively referred to herein as the "Former Stockholders"), sold a majority of their shares to John A. Ueberroth and Peter V. Ueberroth (collectively referred to herein as the "Ueberroths") and Ambassadors. The operative stock purchase agreement provided that the Ueberroths would collectively purchase 3,698,130 shares (43% of the then outstanding shares of Ambassadors) of the Former Stockholders' shares of common stock for a cash purchase price of $1.9 million and Ambassadors would redeem 3,698,130 shares (43% of the then outstanding shares of Ambassadors) of the Former Stockholders' shares of common stock for a cash redemption price of $1.8 million, in each case effective as of January 1, 1995.

     In August 1995, Ambassadors completed an offering of 1,540,000 shares of its common stock and raised approximately $12 million. In connection with this offering, in August 1995, Ambassadors reincorporated in Delaware and changed its name from "International Ambassador Programs, Inc." to "Ambassadors International, Inc." Subsequent to the reincorporation, Ambassadors contributed all of its assets and liabilities to API. The Former Stockholders, at the time of the offering, sold 760,000 shares of common stock, leaving them with 536,000 shares of common stock. The transactions discussed above are collectively referred to herein as the "Reorganization."

     During 1996, all of the business conducted by the Performance Group was conducted through Helin. AP Improvement was formed in October 1996 and, on December 23, 1996, AP Improvement acquired all of the issued and outstanding capital stock of Bitterman & Associates, Inc. ("Bitterman"). Concurrently therewith, Bitterman was merged into AP Improvement. The Bitterman acquisition is discussed below under "RECENT ACQUISITIONS."

     Business
     --------

     THE TRAVEL GROUP

     The Travel Group organizes, markets and operates international educational travel programs for students and adults. Since its founding in 1967, the Company has offered its programs to both students and adults through its "Student Ambassador Programs" and "Citizen Ambassador Programs." Since February 1996, through the acquisition of certain assets of Mr. Marc L. Bright, the Company also offers programs through its "American People Ambassador Programs" and "Missions in Understanding." See "RECENT ACQUISITIONS" discussed below. The Company's Student Ambassador Programs provide an opportunity for high school and junior high school students to visit one or more foreign countries to learn about the politics, economy and culture of such countries. The Company's Citizen Ambassador Programs provide adults with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens that have similar backgrounds, interests or professions. The Company believes that its programs provide participants with enriching experiences and deeper understandings of foreign cultures and peoples than visits arranged independently or through travel agencies.

     A substantial percentage of the Company's programs are organized in connection with People to People International ("People to People"), a private, non-profit organization dedicated to the promotion of world peace through cultural exchange. People to People was founded by President Dwight D. Eisenhower in 1956 and was originally administered by the U.S. State Department. Over its history, eight U.S. presidents have served as Honorary Chairmen of People to People, including President Bill Clinton, who currently holds that position.

     Subject to certain exceptions, the Company's agreements with People to People give the Company the exclusive right to develop and conduct programs for kindergarten through college age students using the People to People name. The Company is currently the only travel provider with the right to develop and conduct programs for adults using the People to People name pursuant to a 10-year agreement that the Company entered into in January 1995. The Company believes that its long association with People to People has been a major factor in its ability to provide quality, educational student and adult travel programs and that this relationship provides the Company with greater access to foreign governmental agencies and officials and foreign institutions. The Company is able to organize travel programs for its student and adult ambassadors featuring events and speakers which have been made available to the Company by virtue of its association with People to People.

     Student Ambassador Program delegations depart during the summer and generally travel for 21 days, during which time each delegation visits one or more foreign countries. Each delegation generally consists of approximately 35 students and several teachers, who act as the delegation's leaders. Teachers and students comprising a delegation generally come from the same locale. Local guides generally assist the delegation in their travels. Programs are designed by the Company's staff of international planners and researchers to provide an educational and entertaining travel experience by exposing students to the history, government, economy and culture of the country or countries visited. In most instances, the Company also arranges to provide students the opportunity for a "homestay" (a brief stay with a host family), which gives students a glimpse of daily life in the visited country. Students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities throughout the United States recognize the Company's programs with credit, including Stanford University, University of California at Los Angeles, and Georgetown University.

     The Citizen Ambassador Program, unlike the Student Ambassador Program, operates year-round and is generally designed to provide a more specialized adult educational experience. Adult programs generally last from 10 days to two weeks and are designed to provide adults with similar backgrounds or common interests the opportunity to exchange information and ideas with their counterparts in other countries. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working trips, with a significant amount of the participant's time involved in organized meetings, seminars and round-table discussions with their foreign counterparts, inspection visits to major foreign facilities and institutions and informal gatherings with foreign counterparts. Each program is led by a delegation leader chosen by the Company based upon his or her recognition in the field and expertise regarding the special focus of the particular program.

     The Travel Group also operates other adult professional programs, that last from two to three weeks, and involve delegations of professionals from the United States or from other countries traveling abroad for the purpose of participating in counterpart meetings of professional or occupational interest.

     The Travel Group operates worldwide, but its principal place of business is located in Spokane, Washington.

     THE PERFORMANCE GROUP

     The Performance Group is dedicated to developing, marketing and managing performance improvement programs for corporate clients that utilize merchandise awards, consumer promotions and incentive travel. The Performance Group's employees have substantial experience in merchandise programs, marketing/communication programs and business meetings. The Performance Group's principal offices are located in Minneapolis, Minnesota and Newport Beach, California but its clients are located throughout the United States.

     The Performance Group follows a very organized strategy aimed at developing and implementing a unique performance improvement program for each of its clients. First, the Company's employees meet with its clients and potential clients to determine their business objectives and their performance enhancement opportunities. The next step involves working with the client's employees to develop the program concepts and parameters in terms of purpose, costs, time, employee participation, etc. Then, the Company's employees research and develop a completely customized improvement program that falls within the parameters set by the client.

     The Company's employees participate in all aspects of the program development. The staff of creative writers and graphic designers deliver promotional campaigns that are complete from concept through production, including printing, collating, labeling, and mailing. The Company provides each client with computerized lists generated by internally-designed software programs, which track the program participants and enable the client to know instantaneously the status of each participant at any time. Additionally, the Company provides a program coordinator to formulate, maintain, and finalize each and every aspect of the client's event.

     The Company also arranges air transportation to each event. Its air specialists can geographically analyze and arrange the most practical flights according to the client's program schedule, negotiate preferred airline rates, and provide participants with their individual seating requirements and boarding passes. In-house central reservation systems provide current flight availability, the lowest fares between cities, and immediate issuance of airline tickets and flight itineraries.

     Finally, when the program begins, the Company's Travel Directors are on-site to provide concierge levels of service and attempt to insure that the program runs according to schedule. For all of these services, the Company is reimbursed for all of its expenses and, in addition, receives as its compensation a percentage markup of the different items including, but not limited to, air and ground transportation, promotional gifts, meals, and hotel accommodations.

     The Company coordinates with the client's employees to best determine the type of program that complements and furthers the client's image. The Company believes that it is essential that it keeps costs in mind when reviewing different options and finds the best locations and services given the amount budgeted by the client. In this regard, the Company takes advantage of the relationships it has with hotels, airlines, and visiting bureaus.

     BUSINESS STRATEGY
     -----------------
     The Company believes that high quality programs and excellent customer service are vital to the Company's future success. The Company's strategy is to maintain its quality standards while increasing its volume of business. To increase its business, the Company intends to
     (i) expand the scope and efficiency of its student travel program marketing efforts, (ii) develop new adult travel programs designed to appeal to a broader customer base and to expand its existing specialized adult programs, (iii) further develop and improve upon its travel incentive programs, and (iv) selectively acquire travel and travel related businesses which are either compatible with the Company's existing business or represent a developing specialty travel segment not currently addressed by the Company's operations. See below "RECENT ACQUISITIONS."

     COMPETITION
     -----------
     The travel industry in general, and the educational segment of the travel industry in particular, is highly competitive. The Company's student programs compete with other companies that provide similar educational travel programs for students as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents and with semester or year-long out-bound university programs designed to provide college age students an opportunity to study abroad. The Company's adult programs also compete with independent professional associations that sponsor and organize their own travel programs through the assistance of local travel agents with tour operators and other organizations that design travel programs for adults.

     The Company believes that the barriers to entry for any future competitors are relatively low. Certain companies engaged in the travel business, although not currently competing directly with the Company, have substantially greater financial, marketing and sales resources than the Company. There can be no assurance that the Company's present competitors or competitors that choose to enter the marketplace in the future will not exert significant competitive pressures on the Company.

     The Company believes that the principal bases of competition in the educational segment of the market are the quality and uniqueness of the educational program offered, customer service and program cost. The Company believes that its connection with People to People, as well as its years of experience organizing student educational programs and established connections with public officials, organizations and residents in countries in which it provides programs, allows the Company to provide an educational opportunity that is not easily duplicated by competitors' programs.

     The Performance Group also competes in a segment of the travel industry that is highly competitive. It competes with companies which are larger and have greater resources than the Company and which specialize in the corporate promotions market. The Company believes that it is not selling a commodity and, in fact, is selling a unique service. It further believes that although some potential clients will focus on price alone, other clients will also be interested in the quality and uniqueness of the programs developed by the Performance Group and customer service. The Company believes that its years of experience in developing performance improvement programs, its commitment to work with the client's employees to determine the best program for each client and be involved with each program through to completion, and its vendor relations, allow it to provide programs that are not easily duplicated by competitors.

     SERVICEMARKS
     ------------
     The Company has registered a variety of service and trademarks, including the names "High School Student Ambassador Program" and "Citizen Ambassador Program." In addition, the Company has the right, subject to certain exceptions, to use People to People's name, servicemark and logo for use in marketing student and adult programs. In February 1996, the Company acquired the exclusive rights, subject to certain exceptions related to adult travel programs in connection with those persons who permanently reside in and travel outside of Russia and/or CIS countries, to the names "American People Ambassador Programs" and "Missions in Understanding." See "RECENT ACQUISITIONS" discussed below. The Company believes that the strength of its service and trademarks is valuable to its business and intends to continue to protect and promote its marks as appropriate. However, the Company believes that its business is not dependent upon any trademark or servicemark.

     INSURANCE
     ---------
     The Company maintains insurance coverage in amounts it believes are adequate for its business, including a $5.0 million professional liability policy and a $5.0 million umbrella policy. The Company also maintains a $5.0 million general liability and property coverage policy. The Company has not experienced difficulty in obtaining adequate insurance coverage. There is no assurance that the insurance maintained by the Company will be adequate in the event of a claim, or that such insurance will continue to be available in the future.

     RECENT ACQUISITIONS
     -------------------
     M.L. BRIGHT ASSOCIATES, AMERICAN PEOPLE AMBASSADOR PROGRAMS, AND MISSIONS IN UNDERSTANDING

     In February 1996, API completed the acquisition of certain assets from Marc L. Bright, doing business as M.L. Bright Associates, American People Ambassador Programs, and Missions in Understanding (collectively referred to herein as "MLB") pursuant to an agreement dated February 6, 1996 (the "MLB Agreement"). MLB operated adult educational and exchange travel programs under the tradenames "American People Ambassador Programs" and "Missions in Understanding" pursuant to a General Contract between MLB and People to People dated July 1, 1995 (the "General Contract"). The General Contract expires June 30, 2005.

     Pursuant to the MLB Agreement, API acquired the following assets from
     MLB: (i) its inventory; (ii) its furniture, equipment, and fixtures;
     (iii) its goodwill including, but not limited to, its customer lists and files, and all of MLB's right, title, and interest in and to the names "American People Ambassador Programs" and "Missions in Understanding;" (iv) an assignment of MLB's rights under the General Contract; and (v) all rights to and contracts and prospective contracts with persons who wish to travel from and after April 1, 1996. Additionally, Mr. Bright entered into a five year employment agreement with API as well as a covenant not to compete. Additional information regarding the MLB Agreement is included in the Company's Form 8-K dated February 9, 1996, which is incorporated herein by reference.

     The Agreement with Mr. Bright prohibits the Company from operating adult travel programs in connection with those persons who permanently reside in and travel outside of Russia and/or CIS countries.

     THE HELIN ORGANIZATION, INC.

     In January 1996, the Company completed its acquisition of all of the issued and outstanding shares of capital stock of The Helin Organization, Inc., a California corporation ("Helin"), from Michael
     E. Helin, Helin's sole shareholder. In connection with such acquisition, Mr. Helin entered into an employment agreement that terminated on December 31, 1996. However, Mr. Helin continues to work with the Company as an at-will employee. Furthermore, Mr. Helin entered into a covenant not to compete. Additional information regarding this acquisition is included in the Company's Form 8-K dated January 23, 1996, which is incorporated herein by reference.

     BITTERMAN & ASSOCIATES, INC.

     In December 1996, the Company merged Bitterman & Associates, Inc. ("Bitterman") with and into its wholly-owned subsidiary, AP Improvement. In connection with this acquisition, the Company entered into a consulting agreement that expires on December 31, 2004 and a non-competition agreement that expires on December 19, 2004. Additional information regarding this acquisition is included in the Company's Form 8-K dated January 3, 1997, which is incorporated herein by reference.

     Bitterman, based in Minnesota, is a corporate incentive/performance improvement company. It designs programs for corporations aimed at increasing the performance of their personnel.

     EMPLOYEES

     As of December 31, 1996, the Company had approximately 177 employees, of which 173 were full-time employees. 116 of the Company's employees are presently located in Spokane, Washington, 11 are located in Newport Beach, California, 2 are located in Winnebago, Illinois, and 48 are located in Minnesota. The Company has 60 full-time employees engaged in marketing and sales and 113 in finance, administration and operations. The Company also occasionally employs temporary labor on a seasonal basis to assist it with its direct marketing efforts. Helin's employees all work out of Newport Beach, California. None of the Company's employees is subject to collective bargaining agreements or is represented by a union. The Company believes its labor relations are good.

     Item 2.  Description of Property
     --------------------------------

     The principal executive offices of the Company, consisting of approximately 41,000 square feet, are located in Spokane, Washington and are occupied pursuant to a lease dated January 3, 1995 that expires December 31, 2004. The lease provides for monthly rental payments of $36,992. The Company may cancel the lease without penalty after the first three years (upon one year's prior notice) and also may extend the term of the lease for an additional ten year period upon providing written notice to the Lessor of its intention to exercise such option at least six months prior to the end of the initial term. If the Company elects to exercise the extension option, the monthly rental during the renewal period will be the fair market rental value of the leased premises as of the date the option is exercised (as determined based on market rentals of similar properties in the Spokane, Washington area). The owner of the premises is a partnership consisting of two of the Former Stockholders.

     The Company also leases 900 square feet of office space in Winnebago, Illinois pursuant to a lease that expires in July, 1997. The Company, through its wholly-owned subsidiary, Helin, also leases 4,500 square feet of office space in Newport Beach, California. The lease expires in June, 2000 and provides for monthly rental payments of $4,500. The Company, through its wholly-owned subsidiary, Bitterman & Associates leases 10,690 square feet of office and warehouse space in Plymouth, Minnesota, and office space in LaCrosse, Wisconsin. The Plymouth, Minnesota lease expires in 1999 and provides for monthly rental payments of $9,101. The LaCrosse, Wisconsin lease requires monthly rental payments of $2,200 and expires in 1998.

     Management believes that its existing facilities are sufficient to meet its present needs and anticipated needs for the foreseeable future. However, additional facilities may be required in connection with future business acquisitions.


     Item 3.  Legal Proceedings
     --------------------------

     The Company is not a party to any legal proceedings. It is anticipated that from time to time it will be subject to claims, suits and complaints that arise in the ordinary course of business.


     Item 4.  Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------
     None

     PART II

     Item 5.  Market for Common Equity and Related Stockholder Matters
     -----------------------------------------------------------------

     STOCK MARKET AND OTHER INFORMATION
     ----------------------------------
     The Company's common stock is traded on the NASDAQ National Market (the "NASDAQ") under the symbol "AMIE" and has been so traded since August 3, 1995. Prior to such date, there was no public trading market for the Company's equity securities. As of March 20, 1997, there were 50 holders of record of the Company's common stock.

     The following table sets forth the high ask and low bid prices of a share of the Company's common stock as reported by the NASDAQ for the third quarter ended September 30, 1995 through the year ended December 31, 1996 (the only periods in which the Company's securities were publicly traded). The prices reported represent prices between dealers but do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.


                                                         High Ask   Low Bid

     1995:
       Third Quarter ended September 30, 1995
         (since August 3, 1995)                           $12.75    $10.63
       Fourth Quarter ended December 31, 1995             $11.25    $ 7.75

     1996:
       First Quarter ended March 31, 1996                 $13.25    $ 8.50
       Second Quarter ended June 30, 1996                 $16.13    $ 9.88
       Third Quarter ended September 30, 1996             $14.25    $ 7.88
       Fourth Quarter ended December 31, 1996             $11.00    $ 8.00


     PRIOR S CORPORATION STATUS
     --------------------------
     From January 1, 1994 until early August, 1995, the Company was treated for federal and state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended. The Company terminated its S Corporation status in early August 1995 (the "Termination Date") in connection with the Reorganization and initial public offering of its common stock in August 1995. Accordingly, the Company's earnings from such date through the day preceding the Termination Date were taxed for federal and state income tax purposes directly to the Company's stockholders rather than to the Company.

     The Company has previously distributed approximately $2.1 million, representing the Company's 1994 net income, to the Former Stockholders. The Company also made an additional distribution to the Ueberroths and the Former Stockholders (the "Distribution") of approximately $6 million, representing the Company's net income for the period from January 1, 1995 to the Termination Date (the "Distribution Amount"). The Distribution Amount was paid out of the cash balances of the Company. After payment of the Distribution, no further S Corporation distributions were or will be made. Subsequent to the Termination Date, the Company is no longer an S Corporation and, accordingly, is subject to federal and state income taxes.

     DIVIDEND POLICY
     ---------------
     The Company intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate declaring any cash dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deem relevant.

     TRANSFER AGENT AND REGISTRAR
     ----------------------------
     Chemical Mellon Shareholder Services of Los Angeles, California serves as transfer agent and registrar of the Company's common stock.


     Item 6.  Management's Discussion and Analysis or Plan of Operation
     ------------------------------------------------------------------

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulation, regulatory policies in the United States and other countries, foreign currency fluctuations, competition from other travel-related businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this cautionary statement.

     RESULTS OF OPERATIONS
     ---------------------
     The following table sets forth the Company's historical and pro forma results of operations for the periods indicated (in millions):

     HISTORICAL RESULTS OF OPERATIONS:


                                                  Years Ended December 31,
                                                  ------------------------
                                                  1996     1995     1994
                                                  -----    -----    -----
     Gross program receipts                       $56.7    $46.7    $44.9
     Revenues                                      18.8     17.1     17.0
     Operating expenses:
       Selling and tour promotions                  8.4      8.7      9.4
       General and administrative                   5.7      4.6      5.4
                                                  -----    -----    -----
     Total operating expenses                      14.1     13.3     14.8
                                                  -----    -----    -----
     Operating income                               4.7      3.8      2.2
     Other income (expense)                         1.3      1.0     (0.1)
                                                  -----    -----    -----
     Income before income taxes                     6.0      4.8      2.1
     Income tax provision (benefit)                 2.0     (0.4)       -
                                                  -----    -----    -----
     Net income                                   $ 4.0    $ 5.2    $ 2.1
                                                  =====    =====    =====

     PRO FORMA RESULTS OF OPERATIONS:

                                                  Years Ended December 31,
                                                  ------------------------
                                                  1996     1995     1994
                                                  -----    -----    -----
     Gross program receipts                       $56.7    $46.7    $44.9
     Revenues                                      18.8     17.1     17.0
     Operating expenses:
       Selling and tour promotions                  8.4      8.7      7.1
       General and administrative                   5.7      4.6      4.9
                                                  -----    -----    -----
     Total operating expenses                      14.1     13.3     12.0
                                                  -----    -----    -----
     Operating income                               4.7      3.8      5.0
     Other income (expense)                         1.3      1.0     (0.2)
                                                  -----    -----    -----
     Income before income taxes                     6.0      4.8      4.8
     Income tax provision                           2.0      1.6      1.6
                                                  -----    -----    -----
     Net income                                   $ 4.0    $ 3.2    $ 3.2
                                                  =====    =====    =====

     The pro forma results of operations reflect income tax provisions as if the Company were taxed as a C corporation rather than as a S Corporation for 1994 and 1995 and to eliminate other costs incurred by the Company in 1994 that did not recur in 1995 as a result of the Company's initial public offering.

     OVERVIEW
     --------
     In 1996, pro forma net income increased 24%, gross program receipts increased 21%, revenues increased 10%, earnings per share increased from $0.57 per share to $0.60 per share, despite an 18% increase in the number of weighted average shares outstanding.

     In 1997, the Educational Travel Group is set to meet or exceed their goals. In 1996, our student division traveled 9,733 participants, a 17% increase over 1995. In 1997, we expect 11,500 students to travel. Additionally, the adult division is expected to increase participation by 15% in 1997. In addition to increasing our number of participants, we also plan to increase the profitability and program quality by better managing our relationships with our overseas vendors. This continued improvement of our program quality will aid our already strong word-of-mouth marketing.

     The Company integrated four companies into its operations during 1996. American People Ambassador Programs was successfully integrated into our Educational Travel Group in Spokane, Washington. The other three companies, The Helin Organization, Bitterman & Associates, and The P.E. Aussem Company are being consolidated and integrated into a full service sales incentive and meeting management group, AP Improvement. The companies within AP Improvement offer a broad range of products and services including merchandise awards, consumer promotions, training programs and incentive travel programs.

     COMPARISON OF YEAR ENDED DECEMBER 31,1996 TO YEAR ENDED DECEMBER 31,
     1995
     --------------------------------------------------------------------

     REVENUES

     The expansion of our programs in 1996 resulted in a 24% increase in the number of participants from 11,635 in 1995 to 14,377 in 1996, which increased our gross program receipts 21%, from $46.7 million in 1995 to $56.7 million in 1996. Revenues also increased to $18.8 million or 10% over 1995 revenues.

     The Company maintained a 33% gross margin for the year. The margins in the Educational Travel Group remain strong at 34%. As expcted, the addition of the incentive business, with a gross margin of 25%, decreased the overall margin for the Company in comparison to the prior year.

     SELLING AND TOUR PROMOTION EXPENSES

     Selling and tour promotion expenses decreased approximately $0.3 million in 1996 when compared to 1995. Our marketing efforts continue to be more effective and efficient than in prior years. This more targeted effort contributed to the increase in revenues for 1996. Company policy is to expense all promotional expenses as they are incurred.

     In 1996, these expenses included our integration of American People Ambassador Programs, the Helin Organization, and the developmental costs related to Eddie Bauer Travel.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased from $4.6 million in 1995 to $5.7 million in 1996 primarily due to the acquisitions of the Helin Organization and American People Ambassador Programs in early 1996.

     OTHER INCOME/EXPENSE

     Other income includes interest income and foreign currency gains or losses. During 1996, other income increased 26% from $1.0 million to $1.3 million. This increase was due to improved cash management systems, as well as a full year's benefit of investing the proceeds from the initial public offering. These two factors increased interest income from $0.8 million in 1995 to $1.1 million in 1996.

     Also included in other income are gains from foreign currency contracts and options which are marked to market. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase commitments. The face amount of forward foreign exchange contracts outstanding as of December 31, 1996, was $6.7 million.

     INCOME TAXES

     The Company has recorded an income tax provision of $2.0 million for 1996 which represents an effective tax rate of 34%. The income tax benefit of $0.4 million in 1995 reflected the benefit of the net operating loss incurred by the Company which was generated after the Company became a C Corporation in mid-1995.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the years ended December 31, 1994, 1995 and 1996, respectively, was approximately $8.2 million, $1.8 million and $6.1 million. The increase in cash flow from 1995 to 1996 can be attributed to the increase in cash receipts from participants in 1996 and the payment of approximately $2.4 million of incentive compensation in 1995.

     Capital expenditures of approximately $0.3 million were funded from operations. The Company does not have any material capital expenditure commitments for the ensuing year. However, the Company is continuing to pursue further acquisitions of related travel businesses that will require some of its available cash and cash equivalents.
     The Company had no significant long or short-term debt as of December 31, 1996.

     The Company has a credit facility available with Seafirst Bank for $15.0 million U.S. dollars for foreign currency purchases and forward contracts.

     At December 31, 1996, the Company had approximately $18.3 million of cash and cash equivalents. Management believes existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures and acquisitions for the ensuing year.

     FOREIGN CURRENCY; HEDGING POLICY

     The substantial majority of the Company's programs take place outside of the United States and most foreign suppliers require payment in their own currency rather than U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. In 1993, the Company initiated a program to hedge against these foreign currency risks in the currencies of countries in which the largest amount of program pass through expenses are denominated in foreign currency. To hedge against foreign currency risks, the Company has used forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. The Company also uses foreign currency call options which provide the Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrent with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option. The strike prices on these options generally straddle the exchange rate at the time the options are purchased and sold. Additionally, in 1994 and 1995, the Company purchased futures contracts to similarly hedge its foreign currency risk. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company's hedging strategies will be successful in mitigating the impact of foreign currency fluctuations.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31,
     1994
     ---------------------------------------------------------------------
     REVENUES

     Gross program receipts increased from $44.9 million in 1994 to $46.7 million in 1995 or 4%. This increase can be principally attributed to the increase in the number of program participants. The number of program participants increased from 11,236 in 1994 to 11,635 in 1995. This increase in program participants resulted in a 1% increase in revenues for the year and an 18% increase for the fourth quarter of 1995 compared to the fourth quarter of 1994.

     The average program price for the Company increased from $4,000 in 1994 to $4,020 in 1995. Total pass through expenses increased $1.7 million from $27.9 million to $29.6 million in direct correlation to the increase in gross program receipts.

     SELLING AND TOUR PROMOTION EXPENSES

     Historical selling and tour promotion expenses decreased from the prior year due to the accrued compensation bonuses paid to the former shareholders in 1994 that were not paid in 1995. As this compensation would not recur due to new employment agreements, it was included in the pro forma adjustments and decreased pro forma selling and tour promotion expenses from $9.4 million to $7.1 million.

     Pro forma selling and tour promotion expenses increased in comparison to the prior year due to a concerted effort to increase future sales through expanded direct mail marketing efforts. Company policy is to expense all such costs as they are incurred. Accordingly, the majority of direct mail expenses related to 1996 travel were expensed in the fall of 1995. In an effort to increase 1996 revenues, the Company mailed 5.4 million pieces of mail in 1995 in comparison to 5.0 million pieces in 1994. This increase in direct mail pieces is expected to result in an increased number of program participants in 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Historical general and administrative expenses decreased from $5.4 million in 1994 to $4.6 million in 1995. This decrease is principally due to non-recurring professional fees and newly implemented cost control procedures within the Company during 1995.

     Pro forma general and administrative expenses decreased from $4.9 million in 1994 to $4.6 million in 1995. As part of the transition from a privately-held company to a publicly-held company, Ambassadors International, Inc. has implemented certain management and budget controls which resulted in a small decrease in 1995 costs.

     OTHER INCOME/EXPENSE

     Other income includes foreign currency gains or losses and interest income. Other income increased $1.1 million in comparison to 1994. The majority of this increase can be attributed to the interest income earned on cash received from the initial public offering. The Company realized $0.8 million in interest and dividend income during 1995 in comparison to $0.6 million in 1994. Additionally, the Company recognized a $0.3 million gain on its foreign currency financial instruments in 1995 as compared to non-recurring marketable equity securities losses of $0.6 million in 1994.

     The 1995 gain is primarily due to the Company's forward foreign currency contracts which are marked to market. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly, are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase commitments. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company's hedging strategies will be successful in mitigating the impact of foreign currency fluctuations. The face amount of forward foreign exchange contracts outstanding at December 31, 1995 was $7.8 million.

     INCOME TAXES

     Due to the change in status from a S Corporation to a C Corporation in 1995, the Company has recorded an income tax benefit of approximately $0.3 million for the year ended December 31, 1995, in comparison to zero income tax expense for the year ended December 31, 1994. The 1995 income tax benefit is primarily due to the recognition of the benefit of the Company's net operating loss carryforward which was generated after the Company became a C Corporation. Pro forma income tax expense assuming the Company were a C Corporation throughout the entire year is reflected at the federal statutory 34% tax rate.


     Item 7.  Financial Statements
     -----------------------------

     The Financial Statements of the Company are submitted as a separate section of this Form 10-KSB on pages F-1 through F-23.


     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     --------------------------------------------------------------------
     None


     PART III
     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
     ----------------------------------------------------------------------

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 14, 1997.


     Item 10.  Executive Compensation
     --------------------------------

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 14, 1997.

     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management
     ---------------------------------------------------------

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 14, 1997.


     Item 12.  Certain Relationships and Related Transactions
     --------------------------------------------------------

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 14, 1997.


     Item 13.  Exhibits and Reports on Form 8-K
     ------------------------------------------

     (a)     Exhibits
     -----   ----------------------------------------------------

     2.1     Form of Reincorporation Agreement(1)
     2.2     Rescission Agreement(1)
     2.3     Stock Purchase Agreement(1)
     2.4     Redemption Agreement(1)
     3.1     Certificate of Incorporation of Ambassadors International,
               Inc.(1)
     3.2     By-Laws of Ambassadors International, Inc.(1)
     4.1     Specimen Stock Certificate(1)
     10.1    People to People Contract - Student Ambassador Program(1)
     10.2    People to People Contract - Citizen Ambassador Program(1)
     10.3    Form of Equity Participation Plan of Ambassadors
               International, Inc.(1)
     10.4    Form of Registration Rights Agreement among the Company,
               John and Peter Ueberroth, and certain other stockholders(1)
     10.5 Form of Indemnification Agreement for officers and directors(1)
     10.6 Commercial Lease dated December 21, 1992 between Portolese and Sample Investments and International Ambassador Programs, Inc.(1)
     10.7 First Amendment to Commercial Lease dated January 3, 1995 between Portolese and Sample Investments and International Ambassador Programs, Inc.(1)
     10.8    Form of Employment Agreement with Executive Officers(1)
     10.9 Form of Note between the Company and the Ueberroths relating to the Distribution(1)
     10.10 General Contract between People to People and M.L. Bright Associates dated July 1, 1995 and Assignment documents to the Company dated February 6, 1996(2)

     (a)     Exhibits
     -----   ----------------------------------------------------

     10.11 Agreement and Plan of Merger, effective as of December 11, 1996 by and among Ambassadors International, Inc., a Delaware corporation, Ambassadors Performance Improvement, Inc., a Delaware corporation and wholly-owned subsidiary of Ambassadors, Bitterman & Associates, Inc., a Minnesota corporation, and Michael H. Bitterman.(3)
     21.1    Subsidiaries of Ambassadors International, Inc.(4)
     23.1    Consent of Coopers & Lybrand L.L.P.
     24.1 Powers of Attorney and certified copy of the related resolutions of the board of directors.(4)
     27.1    Financial Data Schedule(4)
     99.1    The Company's Form 8-K dated January 23, 1996(5)
     99.2    The Company's Form 8-K dated February 9, 1996(6)
     99.3    The Company's Form 8-K dated January 3, 1997(3)

     (1) Filed as an exhibit of the same number to the Company's Registration Statement on Form S-1 (Registration No. 33-93586) and incorporated herein by reference.
     (2) Filed as an exhibit of the same number to the Company's Form 10-KSB for the year ended December 31, 1995.
     (3) Filed with the Securities and Exchange Commission on Form 8-K dated January 3, 1997.
     (4)     Filed herewith.
     (5) Filed with the Securities and Exchange Commission on Form 8-K dated January 23, 1996.
     (6) Filed with the Securities and Exchange Commission on Form 8-K dated February 9, 1996.


     (b)     Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ending December 31, 1996.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMBASSADORS INTERNATIONAL, INC.
                               (Registrant)



     Date:  March 27, 1997     By:  /s/ Jeffrey D. Thomas
                                    --------------------------------------
                                    Jeffrey D. Thomas
                                    Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Date:  March 27, 1997          /s/ John A. Ueberroth
                                    --------------------------------------
                                    John A. Ueberroth, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

     Date:  March 27, 1997          * Peter V. Ueberroth
                                    --------------------------------------
                                    Peter V. Ueberroth, Chairman and
                                      Director

     Date:  March 27, 1997          /s/ Jeffrey D. Thomas
                                    --------------------------------------
                                    Jeffrey D. Thomas, Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)

     Date:  March 27, 1997          * James L. Easton
                                    --------------------------------------
                                    James L. Easton, Director

     Date:  March 27, 1997          * Richard D. C. Whilden
                                    --------------------------------------
                                    Richard D.C. Whildenm Director

     Date:  March 27, 1997          * John C. Spence
                                    --------------------------------------
                                    John C. Spence, Director

     Date:  March 27, 1997          * Rafer Johnson
                                    --------------------------------------
                                    Rafer Johnson, Director

     * By:  /s/ John A. Ueberroth
            ---------------------
            John A. Ueberroth,
            Attorney-in-Fact

     REPORT OF INDEPENDENT ACCOUNTANTS



     Board of Directors and Shareholders
     Ambassadors International, Inc.
     Spokane, Washington


     We have audited the accompanying consolidated balance sheets of Ambassadors International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassadors International, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for impairment of long-lived assets in 1996 and investments in certain debt and equity securities in 1994.


                               /s/COOPERS & LYBRAND L.L.P.

     Spokane, Washington
     February 11, 1997

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED BALANCE SHEETS
     December 31, 1996 and 1995



                                                1996          1995
                                                -----------   -----------
                       ASSETS

     Current assets:
       Cash and cash equivalents                $18,281,433   $12,974,252
       Restricted cash equivalents                   55,000        45,000
       Investments:
         Trading securities                                       275,488
         Available-for-sale securities              590,111
       Accounts receivable (including
         $14,167 and $33,218 from officers
         and employees)                           1,469,053       679,600
       Inventory                                    157,234
       Prepaid program costs and expenses         1,359,950       425,530
       Deferred income taxes                         24,584       454,666
       Other assets                                  12,892         2,334
                                                -----------   -----------
           Total current assets                  21,950,257    14,856,870

     Property and equipment, net                  1,575,486     1,122,494
     Investment in joint venture                    262,500
     Goodwill, net of $115,567 accumulated
       amortization                               3,338,224
     Covenant-not-to-compete, net of $19,209
       accumulated amortization                     105,791
     Other assets                                    36,792        36,447
                                                -----------   -----------
           Total assets                         $27,269,050   $16,015,811
                                                ===========   ===========

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     December 31, 1996 and 1995

                                                1996          1995
                                                -----------   -----------
       LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                         $ 1,764,002   $ 1,143,587
       Accrued expenses                             822,927       143,973
       Participants' deposits                     5,138,772     3,462,350
       Customer advances                          2,396,578
       Notes payable                                201,146        11,138
                                                -----------   -----------
           Total current liabilities             10,323,425     4,761,047

     Deferred income taxes                          163,044       113,958
     Notes payable due after one year                               5,760
                                                -----------   -----------
           Total liabilities                     10,486,469     4,880,765

     Commitments and contingencies
       (Notes 6, 7 and 12)

     Shareholders' equity:
       Preferred stock, $.01 par value;
         2,000,000 shares authorized;
         none issued and outstanding
       Common stock, $.01 par value;
         authorized, 20,000,000
         shares; issued and outstanding,
         6,753,887 and 6,535,030 shares              67,539        65,350
       Additional paid-in capital                13,625,279    11,926,468
       Retained earnings (accumulated deficit)    3,089,763      (856,772)
                                                -----------   -----------
           Total shareholders' equity            16,782,581    11,135,046
                                                -----------   -----------

           Total liabilities and shareholders'
             equity                             $27,269,050   $16,015,811
                                                ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF INCOME
     for the years ended December 31, 1996, 1995 and 1994

                                                 1996          1995          1994
                                                 -----------   -----------   -----------
      Revenue                                    $18,843,422   $17,132,920   $16,990,028
                                                 -----------   -----------   -----------
      Operating expenses:
        Selling and tour promotion                 8,420,151     8,693,600     9,407,304
        General and administrative                 5,769,874     4,676,494     5,379,663
                                                 -----------   -----------   -----------
                                                  14,190,025    13,370,094    14,786,967
                                                 -----------   -----------   -----------
      Operating income                             4,653,397     3,762,826     2,203,061
                                                 -----------   -----------   -----------
      Other income (expense):
        Interest expense                              (1,515)       (2,404)      (14,337)
        Interest and dividend income               1,079,855       785,561       545,012
        Realized and unrealized gain (loss)
           on investments                            290,253       278,471      (554,995)
        Other, net                                   (41,060)       (7,868)      (52,051)
                                                 -----------   -----------   -----------
                                                   1,327,533     1,053,760       (76,371)
                                                 -----------   -----------   -----------
      Income before income taxes                   5,980,930     4,816,586     2,126,690
      Income tax provision (benefit)               2,034,395      (340,708)
                                                 -----------   -----------   -----------
      Net income                                 $ 3,946,535   $ 5,157,294   $ 2,126,690
                                                 ===========   ===========   ===========

      Unaudited pro forma information:
        Operating income before pro forma
           adjustments                           $ 4,653,397   $ 3,762,826   $ 2,203,061
        Pro forma adjustments                                                  2,757,284
                                                 -----------   -----------   -----------
             Operating income                      4,653,397     3,762,826     4,960,345
                                                 -----------   -----------   -----------
        Other income (expense), net, before
           pro forma adjustment                    1,327,533     1,053,760       (76,371)
        Adjustment to eliminate interest
           income on note receivable                                            (108,039)
                                                 -----------   -----------   -----------
             Other income (expense), net           1,327,533     1,053,760      (184,410)
                                                 -----------   -----------   -----------
        Income before income taxes                 5,980,930     4,816,586     4,775,935
        Income tax provision                       2,034,395     1,637,639     1,623,818
                                                 -----------   -----------   -----------
        Net income                               $ 3,946,535   $ 3,178,947   $ 3,152,117
                                                 ===========   ===========   ===========
        Net income per share                     $      0.60   $      0.57   $      0.63
                                                 ===========   ===========   ===========
        Shares used in pro forma calculation       6,618,454     5,623,688     4,995,030
                                                 ===========   ===========   ===========


      The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended December 31, 1996, 1995 and 1994

                                                                                   Retained
                                         Common Stock                Additional    Earnings       Receivables
                                         -------------------------   Paid-In       (Accumulated   from
                                         Shares        Amount        Capital       Deficit)       Shareholders   Total
                                         -----------   -----------   -----------   ------------   ------------   -----------
      Balances, December 31, 1993              6,636   $     6,636   $   133,540   $ 1,688,539                   $ 1,828,715
        Distributions to shareholders                                               (2,126,690)                   (2,126,690)
        Net income                                                                   2,126,690                     2,126,690
                                         -----------   -----------   -----------   -----------    -----------    -----------
      Balances, December 31, 1994              6,636         6,636       133,540     1,688,539                     1,828,715
        Origination of receivables
           from shareholders                                                                      $(1,820,000)    (1,820,000)
        Redemption and retire-
           ment of common stock               (2,823)       (2,823)     (133,540)   (1,683,637)     1,820,000
        Contribution of S corporation
           retained earnings with change
           to C corporation status                                         4,902        (4,902)
        Effect of reorganization and
           sale of common stock, net
           of issuance costs               6,531,217        61,537    11,921,566                                  11,983,103
        Distributions to shareholders                                               (6,014,066)                   (6,014,066)
        Origination of notes receivable
           from shareholders                                                                       (2,000,000)    (2,000,000)
        Repayment of notes receivable
           from shareholders                                                                        2,000,000      2,000,000
        Net income                                                                   5,157,294                     5,157,294
                                         -----------   -----------   -----------   -----------    -----------    -----------
      Balances, December 31, 1995          6,535,030        65,350    11,926,468      (856,772)             0     11,135,046
        Stock issued for acquisition
           of subsidiaries                   218,857         2,189     1,698,811                                   1,701,000
        Net income                                                                   3,946,535                     3,946,535
                                         -----------   -----------   -----------   -----------    -----------    -----------
      Balances, December 31, 1996          6,753,887   $    67,539   $13,625,279   $ 3,089,763    $         0    $16,782,581
                                         ===========   ===========   ===========   ===========    ===========    ===========


      The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the years ended December 31, 1996, 1995 and 1994

                                                 1996          1995          1994
                                                 -----------   -----------   -----------
      Cash flows from operating activities:
        Net income                               $ 3,946,535   $ 5,157,294   $ 2,126,690
        Adjustments to reconcile net income
           to net cash provided by operating
           activities:
             Depreciation and amortization           392,403       227,039       206,192
             Deferred tax provision (benefit)        458,235      (340,708)
             (Gain) loss on investments             (290,253)     (278,401)      622,779
             (Gain) loss on sale of property
                and equipment                            880           (70)      (62,500)
             Gain on note receivable                                              (5,284)
             Stock dividends                                                    (148,184)
             Investment distributed as
                compensation                                                       3,371
             Purchase of investments                            (1,005,000)   (8,859,069)
             Proceeds from sale of investments       564,812     1,076,575    10,835,600
             Change in assets and liabilities,
                net of effects of purchase
                of subsidiaries:
                  Restricted cash                    (10,000)       (5,000)      (40,000)
                  Accounts receivable                882,787      (468,126)       99,435
                  Federal income tax refund
                    receivable                                                   426,196
                  Prepaid program costs and
                    expenses                          62,447      (159,397)     (130,133)
                  Accounts payable and accrued
                    expenses                        (564,821)     (695,502)      314,318
                  Accrued incentive
                    compensation                                (2,403,600)    2,403,600
                  Participants' deposits             684,834       697,937       427,341
                                                 -----------   -----------   -----------
                       Net cash provided by
                         operating activities      6,127,859     1,803,041     8,220,352
                                                 -----------   -----------   -----------
      Cash flows from investing activities:
        Purchase of property and equipment          (338,072)     (454,778)     (541,996)
        Proceeds from sale of property and
           equipment                                   1,220         2,500
        Investment in joint venture                 (262,500)
        Cash paid for acquisition of subsidi-
           aries, net of cash received              (105,340)
        Payment for covenant-not-to-compete
           agreement                                (125,000)
        Redemption of life insurance                                28,950       212,275
        Change in other assets                        19,766         2,147        22,488
        Payments on sale of building                                             244,530
        Purchase of property held for sale                                       (47,500)
        Proceeds from sale of property held
           for sale                                                               73,500
                                                 -----------   -----------   -----------
                       Net cash used in
                         investing activities       (809,926)     (421,181)      (36,703)
                                                 -----------   -----------   -----------

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended December 31, 1996, 1995 and 1994

                                                 1996          1995          1994
                                                 -----------   -----------   -----------

      Cash flows from financing activities:
        Payments of long-term debt                   (10,752)       (9,596)       (7,349)
        Net proceeds from initial public
           offering                               11,983,103
        Redemption and retirement of common
           stock                                    (923,937)
        Shareholder distributions                               (6,090,756)   (2,050,000)
        Repayments of notes receivable
           from shareholders                                     2,000,000
        Origination of notes receivable
           from shareholders                                    (2,000,000)
        Net change in loans on cash value
           of life insurance                                                    (166,331)
                                                 -----------   -----------   -----------
                       Net cash provided by
                         (used in) financing
                         activities                  (10,752)    4,958,814    (2,223,680)
                                                 -----------   -----------   -----------
      Net increase in cash and cash equivalents    5,307,181     6,340,674     5,959,969
      Cash and cash equivalents, beginning
        of year                                   12,974,252     6,633,578       673,609
                                                 -----------   -----------   -----------
      Cash and cash equivalents, end of year     $18,281,433   $12,974,252   $ 6,633,578
                                                 ===========   ===========   ===========
      Supplemental disclosure of cash flow
        information:
           Cash paid for interest                $     1,515   $     2,404   $    14,337
           Cash paid for income taxes              1,440,000
           Noncash investing and financing
             activities:
                Issuance of stock for acquisi-
                  tion of subsidiaries             1,701,000
                  Net reduction of assets and
                    liabilities associated
                    with deferred sale of land
                    and building through
                    redemption of common stock                     896,063
                  Shareholder distribution
                    declared                                                      76,690
                  Origination of note for sale
                    of land                                                       36,500

      The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            Organization
            ------------
            On August 4, 1995, Ambassadors International, Inc. (the Company), was reincorporated in the state of Delaware and changed its name from International Ambassador Programs, Inc. (see Note 10). The Company's predecessor, International Ambassadors Programs, Inc., was incorporated in the state of Washington in 1967. Subsequent to the reincorporation, the Company contributed all of its assets and liabilities to Ambassador Programs, Inc., a wholly owned subsidiary.

            The Company organizes, markets and operates international educational travel programs for adults and students. Through the Company's acquisition of other businesses in 1996 (see Note
            12), the Company also provides a wide array of performance improvement tools, including merchandise awards programs, marketing communications and solutions, and training and learning applications. During the years ended December 31, 1996, 1995 and 1994, the Company's revenues as a percentage of total revenues were derived from travel programs in the following geographic areas:

                                             1996   1995   1994
                                             ----   ----   ----
              Europe                         41%    38%    27%
              South Pacific                  28%    32%    35%
              China                          11%    19%    26%
              Russia                                 4%    10%

            The consolidated financial statements include the accounts of Ambassadors International, Inc., and its subsidiaries, Ambassador Programs, Inc. (API), The Helin Organization (Helin) and Ambassador Performance Improvement, Inc. (APII). During 1996, the Company acquired Helin, Bitterman & Associates, Inc. (B&A) and the assets of American People Ambassador Programs
            (APAP) (see Note 12). All significant intercompany accounts and transactions are eliminated in consolidation.

            Credit Risk
            -----------
            The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit or at institutions which are not covered by this insurance. The Company believes that its primary trade accounts receivable credit risk exposure is limited as program participants are required to pay for their entire program costs prior to the program departure.

      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            Cash and Cash Equivalents
            -------------------------
            The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and marketable securities. The Company considers investments with remaining maturities at date of purchase of three months or less to be cash equivalents.

            The Company's restricted cash equivalents represent certificates of deposit held by three airline companies as collateral for airfare purchase agreements. The certificates of deposit are issued in the Company's name with the respective airline company listed as the beneficiary.

            Inventory
            ---------
            Merchandise inventory that is used in connection with the Company's merchandise award programs is stated at the lower of cost, as determined by the first-in, first-out method, or net realizable value.

            Investments
            -----------
            The Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. There was no cumulative effect of adopting SFAS No. 115.

            The Company classifies its investments as trading or available-for-sale based upon the Company's intent relative to the eventual disposition of the securities. Trading securities consist of currency futures and forward contracts which are carried at fair value. Under the provisions of SFAS No. 115, realized and unrealized gains and losses on these securities are recognized in the statement of income.

            The Company's debt and equity securities are classified as available-for-sale. Accordingly, the investments are recorded at market value. Unrealized gains and losses are excluded from operations and reported as a separate component of shareholders' equity, net of deferred income taxes.

            Realized gains and losses on the sale of investments are recognized on a specific identification basis in the statement of income in the period the investments are sold.

      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            Investments, Continued
            ----------------------
            The Company acquired a 15% interest in a joint venture for $262,500. The joint venture's purpose is the acquisition of preferred stock (which represents 18.4% of the total outstanding stock) of a private company. The investment is reported at cost.

            Property and Equipment
            ----------------------
            Property and equipment are stated at cost. Cost of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. Major additions and betterments are capitalized. Depreciation and amortization are provided over the lesser of the estimated useful lives of the respective assets or the lease term (including extensions), using the straight-line method.

            When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in income.

            Goodwill and Covenant-Not-to-Compete
            ------------------------------------
            Goodwill recorded in connection with the Company's acquisition of other businesses is being amortized using the straight-line method over 10 years. Costs associated with obtaining a covenant-not-to-compete are amortized using the straight-line method over the term of the agreement (4.5 years).

            In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets or Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires certain long-lived assets, such as the Company's property and equipment and goodwill, be reviewed for impairment in value whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is to be recognized. There was no material effect on the Company's results of operations, financial condition or cash flows of adopting SFAS No. 121 on January 1, 1996.

      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            Revenue Recognition
            -------------------
            For travel programs, the Company bills travel participants in advance and records such deposits as participants' deposits. Additionally, the Company pays for certain direct program costs such as airfare, hotel, rail passes and other program costs in advance of the departure and records these amounts as prepaid program costs and expenses. The Company recognizes revenue and related costs associated with its programs when travel convenes.

            The Company also recognizes revenue from the sale of merchandise, printing and administration of customer incentive programs. The Company issues certificates for the redemption of merchandise related to customer incentive programs. Depending on the type of program, the Company is paid for certificates when they are issued (bill on issuance) or redeemed (bill on redemption). The Company records a liability for certificates billed on issuance as customer advances. Revenue related to customer advances is recognized when the Company's obligations associated with the certificate has been fulfilled. Revenues related to certificates that are billed on redemption are recognized when the merchandise is shipped to the participant. Revenues are recognized from printing and administration based upon the percentage of completion of the related program.

            Amounts reported as customer advances are subject to change due to estimates made by management related to the ultimate obligation associated with the unredeemed prepaid certificates. Estimates are based upon historical trends of issued and redeemed certificates. Due to uncertainties inherent in the estimation process, it is reasonably possible that changes could occur in the near term which could materially affect the estimated obligation.

            Selling and Tour Promotion Expenses
            -----------------------------------
            The Company expenses all selling and tour promotion expenses as incurred.

            Net Income Per Share
            --------------------
            Historical net income per share for the years ended
            December 31, 1995 and 1994 has not been presented as it is not meaningful in the presentation of these financial statements. Pro forma weighted average common shares outstanding have been calculated for the years ended December 31, 1995 and 1994, using common shares outstanding after the reorganization and

      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            Net Income Per Share, Continued
            -------------------------------
            for 1995, including certain shares issued in connection with the initial public offering (see Notes 10 and 11). For the years ended December 31, 1996 and 1995, the effects of common stock equivalents (stock options) have also been considered to the extent they were dilutive.

            Accounting for Stock Options
            ----------------------------
            In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure only provisions of SFAS No. 123 on January 1, 1996.

            Estimates
            ---------
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


      2.  INVESTMENTS:

            Trading Securities:
            -------------------
            At December 31, 1996, the Company has forward exchange contracts to purchase foreign currencies. There was no cost or unrealized gain or loss associated with these contracts at December 31, 1996.

            At December 31, 1995, the Company had foreign currency forward and future contracts and foreign currency call options. The cost and fair values of these securities were as follows:

              Cost                                               $  5,000
              Gross unrealized gains                              270,488
                                                                 --------
              Fair value (carrying value)                        $275,488
                                                                 ========

      2.  INVESTMENTS:

            Trading Securities:
            -------------------
            The fair value of the Company's investments in foreign currency forward and futures contracts is based upon the spot price of these currencies at December 31, 1995.

            Net realized gains (losses) on investments of $290,253, $7,746 and $(554,995) for the years ended December 31, 1996, 1995 and 1994, respectively, were included in the determination of net income.

            Available-for-Sale Securities
            -----------------------------
            At December 31, 1996, the Company's available-for-sale investments were all obtained through the acquisition of B&A (see Note 12). Since the acquisition was accounted for using the purchase method of accounting, cost and market value are the same at December 31, 1996. The amortized cost and carrying value of the Company's debt and equity investments are as follows:


              Taxable fixed income securities                    $224,315
              Equity securities                                   365,796
                                                                 --------
                                                                 $590,111
                                                                 ========


            The amortized cost and market value of fixed income securities at December 31, 1996, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to recall or prepay obligations with or without call or prepayment penalties.


              Due in one year or less                            $220,815
              Due after five years                                  3,500
                                                                 --------
                                                                 $224,315
                                                                 ========

      3.  PROPERTY AND EQUIPMENT:

          Property and equipment consists of the following at December 31, 1996 and 1995:
                                                   1996         1995
                                                   ----------   ----------
            Office furniture, fixtures and
              equipment                            $1,312,516   $  927,473
            Computer equipment                      2,014,779    1,765,416
            Leasehold improvements                    161,301       68,680
                                                   ----------   ----------
                                                    3,488,596    2,761,569
            Less accumulated depreciation and
              amortization                         (1,913,110)  (1,639,075)
                                                   ----------   ----------
                                                   $1,575,486   $1,122,494
                                                   ==========   ==========


      4.  NOTES PAYABLE:

          At December 31, 1996, the Company's subsidiary had $40,000 outstanding under a line-of-credit agreement with a bank. The line of credit bore interest at 3.00% above the prime rate (11.25% at December 31, 1996) and was unsecured. The Company's subsidiary also had $155,000 outstanding on a separate line-of-credit agreement. The line of credit bore interest at the prime rate (8.25% at December 31, 1996) and was collateralized by the assets of the subsidiary. Borrowings under both of these lines of credit were repaid in full in 1997 and the agreements were not renewed.

          Additionally, at December 31, 1996, the Company has $6,146 remaining balance on a note payable that is collateralized by real property. Monthly payments of $1,000, including interest at 10%, are payable on the note.


      5.  INCOME TAXES:

          Effective January 1, 1994, the Company elected to be treated as a small business (Subchapter S) corporation for federal income tax purposes. As a result, the Company's earnings for the year ended December 31, 1994 were taxed at the shareholders' level. Effective August 5, 1995, the Company terminated its S corporation status. From August 5, 1995, the Company's earnings (losses) have been taxed as a C corporation and the resultant income taxes have been reflected in the consolidated financial statements.

          The provision (benefit) for income taxes for the years ended December 31, 1996 and 1995 consisted of the following:

                                                   1996         1995
                                                   ----------   ----------
            Current                                $1,576,160
            Deferred                                  458,235   $ (340,708)
                                                   ----------   ----------
                                                   $2,034,395   $ (340,708)
                                                   ==========   ==========

          Components of the net deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                       December 31, 1996
                                       -----------------------------------
                                       Assets      Liabilities   Total
                                       ---------   -----------   ---------
            Accrued vacation           $  51,380                 $  51,380
            Depreciation                            $(163,044)    (163,044)
            Unrealized gain on
              available-for-sale
              investments                              (7,364)      (7,364)
            Net operating loss
              carryforwards              279,180                   279,180
            Customer advances                        (295,248)    (295,248)
            Other                          1,050       (4,414)      (3,364)
                                       ---------    ---------    ---------
            Total temporary
              differences and tax
              attributes               $ 331,610    $(649,454)   $(138,460)
                                       =========    =========    =========

                                       December 31, 1995
                                       -----------------------------------
                                       Assets      Liabilities   Total
                                       ---------   -----------   ---------
            Accrued vacation           $  30,183                 $  30,183
            Depreciation                            $(113,958)    (113,958)
            Unrealized gain on foreign
              currency contracts                      (91,966)     (91,966)
            Net operating loss
              carryforwards              516,449                   516,449
                                       ---------    ---------    ---------
            Total temporary
              differences and
               tax attributes          $ 546,632    $(205,924)   $ 340,708
                                       =========    =========    =========

          The Company does not believe a valuation allowance is necessary to reduce the deferred tax asset as this asset will more likely than not be realized through the future reversal of temporary taxable items. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be utilized.

          The income tax provision (benefit) for the years ended
          December 31, 1996, 1995 and 1994 differ from that computed using the federal statutory rate applied to income before income taxes as follows:

                                       1996                  1995                  1994
                                       -------------------   -------------------   -------------------
                                       Amount       %        Amount       %        Amount       %
                                       ----------   -----    ----------   -----    ----------   -----
            Provision at the federal
              statutory rate           $2,033,516    34.0    $1,637,639    34.0    $  723,075    34.0
            Tax effect of income not
              subject to federal tax
              due to Subchapter S
              election                                       (2,062,273)  (42.8)     (723,075)  (34.0)
            Recognition of net
              deferred tax liability
              in connection with
              S corporation termina-
              tion                                               83,926     1.7
            Other                             879
                                       ----------   -----    ----------   -----    ----------   -----
                                       $2,034,395    34.0    $ (340,708)   (7.1)   $        0     0.0
                                       ==========   =====    ==========   =====    ==========   =====

          At December 31, 1996, the Company has acquired companies with federal net operating loss carryforwards of approximately $650,000, which can be used to offset future regular taxable income. These carryforwards expire in 2011. The Company's utilization of tax net operating loss carryforwards is currently limited to approximately $140,000 annually, subject to earnings from the acquired entity.

          The Company also has state net operating loss carryforwards of approximately $315,000 that may be offset against future taxable income. These carryforwards expire beyond the year 2000.


      6.  COMMITMENTS AND CONTINGENCIES:

          The substantial majority of the Company's travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. In 1993, the Company initiated a program to hedge against certain of these foreign currency risks. The Company uses forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Additionally, the Company uses foreign currency call options which provide the Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrent with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option. The strike prices on these options generally straddle the exchange rate at the time the options are purchased and sold. Any gains or losses associated with these hedging transactions are recognized in the Company's operations currently based upon the fair value of the instruments as the Company does not have firm commitments to purchase goods and services denominated in foreign currencies. The Company also purchases future contracts to similarly hedge its foreign currency risk. The Company is exposed to credit risk under the forward contracts to the extent that the counterparty is unable to perform under the agreement. The Company has a $15,000,000 credit facility through July 1997 to support foreign currency purchases and foreign exchange forward contracts.

          At December 31, 1996, the Company had outstanding forward exchange contracts to purchase foreign currencies as follows:

            Currency                Amount          Maturity Date
            ------------------      ----------      --------------------
            Australian dollar       $4,148,875      April-July 1997
            French franc               898,780      April-July 1997
            Netherland guilder         882,271      May-September 1997
            Austrian schilling         220,806      April-July 1997
            Spanish peseta             122,637      March-September 1997
            Dutch krone                426,051      May-June 1997
                                    ----------
                                    $6,699,420
                                    ==========

          At December 31, 1996, there were no unrealized gains or losses associated with these contracts. For the years ended December 31, 1995 and 1994, the Company recognized unrealized foreign currency gains associated with these financial instruments of $270,488 and $194,778, respectively.

          The Company is subject to claims, suits and complaints which have arisen in the ordinary course of business. In the opinion of management and its legal counsel, all matters are adequately covered by insurance or, if not covered, are without merit or are of such a nature, or involve such amounts as would not have a material effect on the financial position, cash flows or results of operations of the Company.

          The Company leases office facilities under noncancelable operating leases. At December 31, 1996, future noncancelable lease commitments, including the lease described in Note 7, are as follows:

                       Year Ended
                       December 31,
                       ------------

                          1997                    $  647,489
                          1998                       639,068
                          1999                       521,260
                          2000                       476,444
                          2001                       443,904
                       Thereafter                  1,331,712
                                                  ----------
                                                  $4,059,877
                                                  ==========

          Total rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $503,000, $444,000 and $444,000, respectively.

      7.  RELATED-PARTY TRANSACTIONS:

          In 1992, the Company sold and leased back its office building and land to a partnership formed by two shareholders of the Company, who were also officers and directors. The Company provided the financing for the sale by originating a note receivable from the partnership in the amount of $1,355,000. This note was scheduled to be repaid in equal monthly payments of $29,124 over a five-year period and bore interest at 10.5% per annum. Interest income earned on the note was approximately $108,000 for the year ended December 31, 1994. Effective January 1, 1995, the Company modified its lease to provide a 10-year lease cancelable with notice after the initial three-year term. This lease is renewable for an additional 10 years after the initial lease term. For each of the years ended December 31, 1996, 1995 and 1994, the Company incurred rent expense approximating $444,000 under this lease.

          In March 1995, the Company loaned $1,000,000 each to Messrs. John and Peter Ueberroth (the Ueberroths), Company shareholders, under notes receivable bearing interest at 7.25% per annum. In June 1995, both notes were repaid in full, and the Company recognized approximately $36,000 of interest income during 1995.


      8.  STOCK OPTIONS:

          The Company adopted the 1995 Equity Participation Plan (the Plan) during 1995 which provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, key employees and consultants of the Company. The maximum number of shares which may be awarded under the Plan is 600,000 shares. Awards cannot exceed 100,000 shares to any individual in a calendar year.

          Under the terms of the Plan, options to purchase shares of the Company's common stock are granted at a price set by the Compensation Committee of the Board of Directors, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards. The options may be exercised any time after they are fully vested for a period up to 10 years from the grant date.

          On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has chosen to apply APB Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's pro forma net income and net income per share would have been changed to the pro forma amounts indicated below:

                                       Year Ended                Year Ended
                                       December 31, 1996         December 31, 1995
                                       -----------------------   -----------------------
                                       As           Pro          As           Pro
                                       Reported     Forma        Reported     Forma
                                       ----------   ----------   ----------   ----------
            Net income                 $3,946,535   $3,783,749   $3,178,947   $3,032,901
                                       ==========   ==========   ==========   ==========

            Net income per share       $     0.60   $     0.57   $     0.57   $     0.54
                                       ==========   ==========   ==========   ==========

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0% in each year as there has been no dividend payment history, expected volatility of 84% in each year, risk-free interest rates of 6.40% to 6.44% in 1996 and 5.57% to 5.65% in 1995; and expected option lives of 8 years.

          Stock option transactions are summarized as follows:

                                                                     Exercise
                                              Number of   Weighted   Price           Expiration
                                              Shares      Exercise   Per Share       Date
                                              ---------   --------   -------------   ----------
              Balance, December 31, 1994             0
                Options granted                319,800     $ 8.92    $   8.25-9.00      2005
                Options forfeited              (42,750)      9.00             9.00
                                               -------     ------    -------------
              Balance, December 31, 1995       277,050       8.90        8.25-9.00
                Options granted                109,400      10.79       9.75-11.25      2006
                Options forfeited             (145,087)      9.06       9.00-11.00
                                              --------     ------    -------------
              Balance, December 31, 1996       241,363     $ 9.66    $  8.25-11.25
                                              ========     ======    =============

              Exercisable, December 31, 1996    36,688
                                              ========

            The weighted-average fair value of options granted during 1996 and 1995 were $7.95 per share and $8.41 per share, respectively.

      9.  EMPLOYEE BENEFIT PLANS:

          Effective January 1, 1993, the Company established a noncontributory profit sharing plan which covers substantially all employees. The plan provides full vesting upon eligibility and permits employees to direct the investment of their accounts. Contributions by the Company are determined at the discretion of the Board of Directors. No contributions were made to the plan during the year ended December 31, 1995. The Company contributed approximately $228,000 to this plan during the year ended December 31, 1994. During 1996, the assets of the plan were transferred into a new 401(k) Profit-Sharing Plan (the
          Plan).

          Employees are eligible to participate in the Plan upon one year of service and 21 years of age. Employees may contribute up to 15% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the year ended December 31, 1996, the Company contributed approximately $57,000 to the Plan.


     10.  REORGANIZATION AND INITIAL PUBLIC OFFERING:

          On January 3, 1995, the shareholders sold 3,320 shares to new shareholders (the Ueberroths). Simultaneously, the Company redeemed the remaining 3,316 shares outstanding for $1,820,000. The prior shareholders, all of whom were officers and directors of the Company, resigned from the Board of Directors effective January 3, 1995, and the Ueberroths were installed as the new officers and directors. The prior shareholders were to continue employment with the Company under employment contracts and entered into an agreement not to compete with the Company for a 10-year period. The Company's obligations to the prior shareholders under these agreements aggregated $1,700,000 per year over the 10-year agreement terms. These transactions were rescinded in entirety in connection with the Company's initial public offering in August 1995. As a result of the rescission, the Company recorded a receivable from shareholders for $1,820,000 to reflect the reversal of the common stock redemption.

          In connection with the Company's initial public offering, the Ueberroths purchased 2,823 shares and the Company redeemed 2,823 shares of the Company's 6,636 shares of common stock held by the shareholders for $1,820,000 effective January 1995. In connection with the Company's reincorporation (see Note 1), the Company increased the number of common shares to 4,995,030

          (1,310 shares of the new corporation for each share of the old corporation). Also, the Company authorized 2,000,000 shares of preferred stock which can be issued by the Board of Directors, without shareholder authorization, with such preferences as determined by the Board of Directors.

          In August 1995, the Company completed an initial public offering of its common stock whereby it sold 1,540,000 shares at $9 per share. Proceeds, net of offering costs, were approximately $11,983,000.


     11.  PRO FORMA STATEMENTS OF INCOME INFORMATION:

          The pro forma statements of income for the years ended
          December 31, 1995 and 1994 present the pro forma effects on the historical information as described below. These adjustments have been made as if they occurred at January 1, 1994.

          In connection with the Company's reorganization, certain compensation agreements between the Company and certain shareholders were terminated and new employment agreements were executed. Thus, compensation expense has been reduced for the difference between actual 1994 base and incentive compensation and the maximum amount of base and incentive compensation that can be earned under the provisions of the new employment agreements. Also, notes receivable from certain shareholders have been repaid. Therefore, pro forma adjustments have been made to reduce certain incentive compensation costs and eliminate interest income on the repaid notes receivable. An income tax provision has been recorded to reflect income taxes as a C Corporation rather than an S Corporation.

          The pro forma adjustments for the years ended December 31, 1995 and 1994 are as follows:

                                                   1996         1995
                                                   ----------   ----------
            Tax expense recorded at an effective
              34% tax rate                         $1,978,347   $1,623,818
            Reduction in compensation expense                    2,256,100
            Elimination of costs incurred in
              connection with the rescinded
              transaction                                          501,184
            Elimination of interest income
              related to shareholder note
              receivable                                           108,039

     12.  BUSINESS ACQUISITIONS:

          On January 29, 1996, the Company acquired all of the outstanding stock of Helin. Located in Newport Beach, California, Helin is a meeting management and incentive travel company.

          On February 7, 1996, the Company acquired the assets of APAP, which has offices in Winnebago, Illinois and Birmingham, Alabama and provides adult travel programs that are very similar to the adult programs provided by the Company.

          On December 23, 1996, the Company acquired all of the outstanding common stock of B&A which is located in Minneapolis, Minnesota, with sales offices in Chicago and Winnebago, Illinois; Newport Beach and San Francisco, California;
          Philadelphia, Pennsylvania; Fairway, Kansas; and Lacrosse, Wisconsin. B&A administers incentive travel and merchandise programs.

          The total purchase price for the above acquisitions was $1,450,000 plus 218,857 shares of the Company's restricted common stock and certain contingent consideration. The common stock, issued to effect the transaction, was recorded at quoted market price less a discount to reflect the restricted nature of the stock. The contingent consideration to be paid is dependent upon the success of APAP's travel programs. A portion of the contingent consideration will be accounted for as goodwill and will be amortized accordingly when, and if, the contingency is removed and additional consideration is paid. Another portion of the contingent consideration will be accounted for as compensation expense when, and if, paid. In connection with the acquisition of APAP, the Company also entered into a covenant-not-to-compete with a key employee for a total of $300,000 to be paid over 4.5 years.

          These acquisitions have been accounted for using the purchase method of accounting. The results of operations of these companies have been included in the consolidated statement of income since their respective dates of acquisition.

          The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions had occurred at January 1, 1995:

                                                 1996          1995
                                                 -----------   -----------
            Revenue                              $22,616,552   $21,922,665
                                                 ===========   ===========
            Net income                           $ 3,690,375   $ 3,045,964
                                                 ===========   ===========
            Net income per share                 $      0.55   $      0.52
                                                 ===========   ===========

          The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable, and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the bases assumed above, nor are they indicative of the results of future combined operations.


     13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Statements." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

          The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

          The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

            CASH AND CASH EQUIVALENTS - The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

            INVESTMENTS - The fair value of the Company's investments in foreign currency forward and futures contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year end. The fair value of the Company's foreign currency put and call options is based on the estimated amount to terminate the put and call contracts with the counterparties at year end. The fair value of the Company's investment in debt and equity securities is based on quoted market prices.

            OTHER ASSETS - The fair value of the note receivable, which is included in other assets, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for notes with similar remaining maturities and credit risks.

            NOTES PAYABLE - The fair value of notes payable is based on the discounted value of contractual cash flows of the notes. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

            The estimated fair values of the following financial instruments as of December 31, 1996 and 1995 are as follows (in thousands):

                                          1996                        1995
                                          -------------------------   -------------------------
                                          Carrying      Fair          Carrying      Fair
                                          Amount        Value         Amount        Value
                                          -----------   -----------   -----------   -----------
                Financial assets:
                  Cash and cash
                    equivalents           $18,281,433   $18,281,433   $12,974,252   $12,974,252
                Investments                   590,111       590,111       275,488       275,488
                Other assets                   35,513        35,513        38,781        38,781
                Financial liabilities:
                  Notes payable               201,146       201,146        16,898        16,898

            LIMITATIONS - The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.