Form 10QSB
period 1997-03-31
AMBASSADORS INTERNATIONAL INC
filed 1997-05-15
CIK 946842

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                        ----------------------------------

                                    FORM 10-QSB
        (Mark One)

        [X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 1997

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

        Registrant's telephone number, including area code: (509) 534-6200

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
        the past 90 days.  Yes   X   No
                                ---     ---

        Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

              Common shares outstanding as of April 30, 1997: 6,754,337

        AMBASSADORS INTERNATIONAL, INC.
        FORM 10-QSB QUARTERLY REPORT

        Table of Contents


        PART I   FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements (unaudited)

                   Consolidated Balance Sheets
                   Consolidated Statements of Operations
                   Consolidated Statements of Cash Flows
                   Notes to Consolidated Financial Statements

        Item 2.  Management's Discussion and Analysis or Plan of
                 Operation


        PART II  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K


        SIGNATURES

        AMBASSADORS INTERNATIONAL, INC.
        CONSOLIDATED BALANCE SHEETS (UNAUDITED)
        March 31, 1997 and December 31, 1996



                                                  March 31,   December 31,
                                                    1997          1996
                                                 -----------  ------------
                      ASSETS

        Current assets:
         Cash and cash equivalents               $29,994,813   $18,281,433
         Restricted cash equivalents                  78,000        55,000
         Investments                                 328,598       590,111
         Accounts receivable (including
            $3,118 and $14,167 from officers
            and employees)                         2,512,070     1,469,053
         Inventory                                   164,938       157,234
         Prepaid program costs and expenses        3,362,348     1,359,950
         Deferred income taxes                        31,601        24,584
         Note receivable                             162,354
         Other assets                                  4,066        12,892
                                                 -----------   -----------
              Total current assets                36,638,788    21,950,257

        Property, plant and equipment, net         1,749,953     1,575,486
        Investment in joint venture                  262,500       262,500
        Goodwill, net of $211,737 and
         $115,567 accumulated amortization         3,330,105     3,338,224
        Covenant-not-to-compete, net of
         $26,294 and $19,209 accumulated
         amortization                                111,206       105,791
        Other assets                                  36,333        36,792
                                                 -----------   -----------
              Total assets                       $42,128,885   $27,269,050
                                                 ===========   ===========

        The accompanying notes are an integral part of the consolidated financial statements.

        AMBASSADORS INTERNATIONAL, INC.
        CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
        March 31, 1997 and December 31, 1996



                                                  March 31,   December 31,
                                                    1997         1996
                                                 -----------  ------------

                  LIABILITIES AND
                STOCKHOLDERS' EQUITY

        Current liabilities:
          Accounts payable                       $ 1,459,722   $ 1,764,002
          Accrued expenses                           380,139       822,927
          Participants' deposits                  22,550,039     5,138,772
          Customer advances                        2,164,085     2,396,578
          Notes payable                                3,290       201,146
                                                 -----------   -----------
              Total current liabilities           26,557,275    10,323,425

        Deferred income taxes                        163,044       163,044
                                                 -----------   -----------
              Total liabilities                   26,720,319    10,486,469
                                                 -----------   -----------

        Stockholders' equity:
          Preferred stock, $.01 par value;
            2,000,000 shares authorized;
            none issued and outstanding
          Common stock, $.01 par value;
            authorized, 20,000,000 shares;
            issued and outstanding, 6,754,337
            and 6,753,887 shares                      67,544        67,539
          Additional paid-in capital              13,629,315    13,625,279
          Retained earnings                        1,711,707     3,089,763
                                                 -----------   -----------
              Total stockholders' equity          15,408,566    16,782,581
                                                 -----------   -----------
              Total liabilities and stock-
                holders' equity                  $42,128,885   $27,269,050
                                                 ===========   ===========


        The accompanying notes are an integral part of the consolidated financial statements.

        AMBASSADORS INTERNATIONAL, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) for the three months ended March 31, 1997 and 1996



                                                   1997           1996
                                                -----------    -----------
        Revenues                                $ 1,981,653    $   594,181
                                                -----------    -----------
        Operating expenses:
          Selling and tour promotion              2,135,782      1,911,660
          General and administrative              1,892,826      1,337,240
                                                -----------    -----------
                                                  4,028,608      3,248,900
                                                -----------    -----------
        Operating loss                           (2,046,955)    (2,654,719)
                                                -----------    -----------
        Other income (expense):
          Interest expense                             (321)          (416)
          Interest and dividend income              315,514        195,359
          Realized and unrealized gain (loss)
            on investments and other               (261,513)       221,871
          Other, net                                    464             73
                                                -----------    -----------
                                                     54,144        416,887
                                                -----------    -----------
        Loss before income taxes                 (1,992,811)    (2,237,832)
        Income tax benefit                          614,755        760,722
                                                -----------    -----------
        Net loss                                $(1,378,056)   $(1,477,110)
                                                ===========    ===========
        Net loss per share                      $     (0.20)   $     (0.22)
                                                ===========    ===========
        Weighted average shares outstanding       6,754,037      6,615,030
                                                ===========    ===========


        The accompanying notes are an integral part of the consolidated financial statements.

        AMBASSADORS INTERNATIONAL, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the three months ended March 31, 1997 and 1996



                                                   1997          1996
                                                -----------   -----------
        Cash flows from operating activities:
         Net loss                               $(1,378,056)  $(1,477,110)
         Adjustments to reconcile net loss
          to net cash provided by operating
          activities:
            Depreciation and amortization           201,602        98,131
            Deferred income tax benefit              (7,017)     (760,722)
            (Gain) loss on investments              261,513      (221,871)
            Loss on sale of property, plant
             and equipment                                            880
            Change in assets and liabilities,
             net of effects of purchases of
             subsidiaries:
              Restricted cash                       (23,000)
              Accounts receivable                (1,043,017)      865,042
              Inventory                              (7,704)
              Prepaid program costs and
               expenses                          (2,002,398)     (525,150)
              Other assets                            9,285
              Accounts payable and accrued
               expenses                            (747,068)     (445,911)
              Participants' deposits             17,411,267    11,203,091
              Customer advances                    (232,493)
                                                -----------   -----------
                Net cash provided by
                 operating activities            12,442,914     8,736,380
                                                -----------   -----------
        Cash flows from investing activities:
         Purchase of property, plant and
          equipment                                (272,814)     (115,709)
         Proceeds from sale of property, plant
          and equipment                                             1,220
         Purchase of investments                                   (5,000)
         Cash (paid) received from acquisitions
          of subsidiaries, net of cash paid         (88,051)      197,314
         Payment for covenant-not-to-compete        (12,500)
         Amounts received (paid) on notes
          receivable                               (162,354)          150
         Origination of note receivable                           (87,500)
                                                -----------   -----------
                Net cash used in investing
                 activities                        (535,719)       (9,525)
                                                -----------   -----------

        The accompanying notes are an integral part of the consolidated financial statements.

        AMBASSADORS INTERNATIONAL, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED for the three months ended March 31, 1997 and 1996



                                                   1997          1996
                                                -----------   -----------
        Cash flows from financing activities:
         Payments of notes payable              $  (197,856)  $    (1,583)
         Cash received from exercise of stock
          options                                     4,041
                                                -----------   -----------
              Net cash used in financing
               activities                          (193,815)       (1,583)
                                                -----------   -----------
        Net increase in cash and cash
         equivalents                             11,713,380     8,725,272
        Cash and cash equivalents, beginning
         of period                               18,281,433    12,974,252
                                                -----------   -----------
        Cash and cash equivalents, end of
         period                                 $29,994,813   $21,699,524
                                                ===========   ===========
        Supplemental disclosure of cash flow
         information:
          Cash paid for interest                $       321   $       416

        Noncash investing and financing
         activities:
          Estimated market value of common
           shares issued for acquisition of
           subsidiary                                             576,000


        The accompanying notes are an integral part of the consolidated financial statements.

        AMBASSADORS INTERNATIONAL, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        1.  BASIS OF PRESENTATION

            The consolidated financial statements included herein have been prepared by Ambassadors International, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission on Form 10-KSB.

            In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at March 31, 1997, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 1997. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


        2.  PRINCIPLES OF CONSOLIDATION

            The Company was incorporated in the State of Washington in 1967 and was reincorporated on August 4, 1995 in the State of Delaware. The consolidated financial statements include the accounts of Ambassadors International, Inc. and its subsidiaries, Ambassador Programs, Inc. (API), The Helin Organization and Ambassador Performance Group, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.


        3.  INCOME TAXES

            For the three months ended March 31, 1997, the Company recorded an income tax benefit of approximately $615,000 to reflect the benefit of the net operating loss at the estimated effective federal rate.


        4.  1996 ACQUISITIONS

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

            On December 23, 1996, the Company acquired all of the outstanding common stock of Bitterman & Associates, Inc. (B&A), which is located in Minneapolis, Minnesota, with sales offices in Chicago and Winnebago, Illinois; Newport Beach and San Francisco, California; Philadelphia, Pennsylvania; Fairway, Kansas; and Lacross, Wisconsin. B&A administers incentive travel and merchandise programs. Concurrent with the acquisition, B&A was merged into Ambassador Performance Group, Inc., a wholly owned subsidiary of the Company.

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


        5.  INVESTMENTS:

            Included in investments is available for sale equity securities in the amounts of $570,047 and $590,111 at March 31, 1997 and December 31, 1996, respectively. At March 31, 1997, unrealized losses on foreign currency forward contracts of $241,449 are also included in investments.

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

        COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

        During the first quarter of 1996, the Company and its subsidiary acquired two other companies which operate travel programs. Although these companies contributed to the gross program receipts and revenue of the consolidated group in the first quarter of 1996, due to the timing of the acquisitions and changes implemented subsequent to the first quarter of 1996, contributions of these entities to the Company's revenues have increased in the first quarter of 1997 when compared to the first quarter of 1996.

        GROSS PROGRAM RECEIPTS
        ----------------------
        Gross program receipts increased $5.3 million from $2.3 million in the first quarter of 1996 to $7.6 million in the first quarter of 1997. This increase can be principally attributed to an increase in the number of program participants and the acquisitions of Bitterman & Associates, Inc., the Helin Organization and American People Ambassador Programs in 1996.

        SELLING AND TOUR PROMOTION EXPENSES
        -----------------------------------
        The Company's policy is to expense all selling and tour promotion costs as they are incurred.

        For the first quarter of 1997, selling and tour promotion expenses were $2.1 million compared to $1.9 million in the prior year. This increase is the result of acquisitions and the assumption of their additional costs.

        GENERAL AND ADMINISTRATIVE EXPENSES
        -----------------------------------
        General and administrative expenses were $1.9 million in the first quarter of 1997 in comparison to $1.3 million in 1996. This increase is primarily due to the acquisition of three companies and their related general and administrative expenses.

        OTHER INCOME/EXPENSE
        --------------------
        Other income includes foreign currency gains or losses and interest income. Other income and expense decreased $0.4 million in the first quarter of 1997 in comparison to the first quarter of 1996. This decrease is directly related to losses in the current period in the Company's foreign currency contracts.

        The unrealized loss at March 31, 1997 is primarily due to the Company s forward foreign currency contracts which are marked to market as the Company does not have firm commitments to purchase goods or services associated in foreign currencies. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly, are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain anticipated purchase commitments. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company s hedging strategies will be successful in mitigating the impact of foreign currency fluctuations. The face amount of forward foreign exchange contracts outstanding at March 31, 1997 was approximately $6.6 million.

        INCOME TAXES
        ------------
        The Company has recorded an income tax benefit of approximately $0.6 million for the quarter ended March 31, 1997 in comparison to a $0.8 million tax benefit for the quarter ended March 31, 1996. Income tax benefits have been recorded based upon the estimated effective income tax rates applied to the pre-tax loss.

        SEASONALITY
        -----------
        Due to the seasonality of the core business of Ambassadors International, Inc., the first quarter of the fiscal year has significantly fewer programs traveling than the other quarters of the year. Thus, the Company budgeted and incurred a net loss of approximately $1.4 million or $0.20 per share in the first quarter of 1997 compared to a $1.5 million net loss or $0.22 per share in the comparable 1996 quarter.

        LIQUIDITY AND CAPITAL RESOURCES
        -------------------------------
        The Company s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

        Net cash provided by operations for the quarter ended March 31, 1997 and 1996, respectively, was approximately $12.4 million and $8.7 million. The increase in operating cash flows from 1996 to 1997 can be attributed to the timing of cash receipts from participants and the increase in program participation.

        Capital expenditures for the quarter ended March 31, 1997, of approximately $0.3 million, were funded from operations. The Company does not have any material capital expenditure commitments for the ensuing year. However, the Company's acquisition of a subsidiary in 1996 included contingent consideration. The remaining contingent consideration, which is dependent upon the success of the travel programs of one of the companies, will not have a significant effect on the Company's cash flows. Also, the Company is continuing to pursue further acquisitions of related travel businesses that will require some of its available cash and cash equivalents. The Company had no significant long- or short-term debt as of March 31, 1997.

        The Company has a credit facility available with Seafirst Bank for $15.0 million U.S. dollars for foreign currency purchases and forward contracts.

        At March 31, 1997, the Company had approximately $30.0 million of cash and cash equivalents. Management believes existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company s anticipated operating needs, capital expenditures and acquisitions for the ensuing year.

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

        NEW ACCOUNTING PRONOUNCEMENT
        ----------------------------
        In February 1997, Statement of Financial Accounting Standards
        No. 128 (SFAS 128), "Earnings Per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for period ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe the application of this standard will have a material effect on the presentation of its EPS.


        Items 2, 3, 4 and 5 are not presented as they are not applicable.

        Item 6. Exhibits and Reports on Form 8-K.

                Exhibits: 27 - Financial Data Schedule

                Reports on Form 8-K:

                On January 1, 1997, the Company filed a Form 8-K related to the acquisition of Bitterman & Associates, Inc. On March 10, 1997, the Company filed a Form 8-K/A to include the audited financial statements of Bitterman & Associates, Inc.

        SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        AMBASSADORS INTERNATIONAL, INC.


        Date: May 15, 1997    By:  /s/Jeffrey D. Thomas
                                   ------------------------------------
                                   Jeffrey D. Thomas,
                                   Chief Financial Officer