Form 10QSB
period 1997-06-30
AMBASSADORS INTERNATIONAL INC
filed 1997-08-15
CIK 946842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1997

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

            Common shares outstanding as of July 31, 1997: 6,759,024

     This report, including all exhibits and attachments, contains 19 pages.

                         AMBASSADORS INTERNATIONAL, INC.
                          FORM 10-QSB QUARTERLY REPORT


     Table of Contents

     PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (unaudited)

     Consolidated Balance Sheets at June 30, 1997 and December 31, 1996

     Consolidated Statements of Income for the Three and Six Months
       Ended June 30, 1997 and 1996

     Consolidated Statements of Cash Flows for the Six Months Ended
       June 30, 1997 and 1996

     Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis or Plan of Operation


     PART II  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURES

     PART I FINANCIAL INFORMATION
     Item 1. Consolidated Financial Statements (Unaudited)

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited)
     June 30, 1997 and December 31, 1996


                                                  June 30,     December 31,
                                                  1997         1996
                                                  -----------  ------------
                        ASSETS

     Current assets:
       Cash and cash equivalents                  $36,650,557  $18,281,433
       Restricted cash equivalents                     88,000       55,000
       Investments                                      4,093      590,111
       Accounts receivable (including
         $11,621 and $14,167 from officers
         and employees)                             1,721,257    1,469,053
       Inventory                                      123,879      157,234
       Notes receivable, due within one
         year                                         162,354
       Prepaid program costs and expenses           6,257,550    1,359,950
       Deferred income taxes                           31,601       24,584
       Other assets                                     3,539       12,892
                                                  -----------  -----------
           Total current assets                    45,042,830   21,950,257

     Property, plant and equipment, net             1,980,183    1,575,486
     Investment in joint venture                      262,500      262,500
     Goodwill, net of $312,544 and $115,567
       accumulated amortization                     3,259,091    3,338,224
     Covenant-not-to-compete, net of $36,899
       and $19,209 accumulated amortization           163,101      105,791
     Other assets                                      36,216       36,792
                                                  -----------  -----------
           Total assets                           $50,743,921  $27,269,050
                                                  ===========  ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited), Continued
     June 30, 1997 and December 31, 1996



                                                  June 30,     December 31,
                                                  1997         1996
                                                  -----------  ------------
                    LIABILITIES AND
                  STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                           $ 2,966,689  $ 1,764,002
       Accrued expenses                             2,991,596      822,927
       Participants' deposits                      22,552,111    5,138,772
       Customer advances                            1,228,448    2,396,578
       Note payable                                                201,146
                                                  -----------  -----------
           Total current liabilities               29,738,844   10,323,425

     Deferred income taxes                            163,044      163,044
                                                  -----------  -----------
           Total liabilities                       29,901,888   10,486,469
                                                  -----------  -----------
     Stockholders' equity:
       Preferred stock, $.01 par value;
         2,000,000 shares authorized;
         none issued and outstanding
       Common stock, $.01 par value;
         authorized, 20,000,000 shares;
         issued and outstanding, 6,755,736
         and 6,753,887 shares                          67,558       67,539
       Additional paid-in capital                  13,641,902   13,625,279
       Retained earnings                            7,132,573    3,089,763
                                                  -----------  -----------
           Total stockholders' equity              20,842,033   16,782,581
                                                  -----------  -----------
           Total liabilities and stock-
             holders' equity                      $50,743,921  $27,269,050
                                                  ===========  ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 1997 and 1996


                                                Six Months Ended          Three Months Ended
                                                June 30,                  June 30,
                                                ------------------------  -------------------------
                                                1997         1996         1997         1996
                                                -----------  -----------  -----------  ------------
     Revenue                                    $13,715,100  $10,549,677  $11,733,447  $ 9,955,496
                                                -----------  -----------  -----------  -----------
     Operating expenses:
       Selling and tour promotion                 4,044,630    3,536,643    1,908,848    1,624,983
       General and administrative                 3,714,669    2,816,226    1,821,843    1,478,986
                                                -----------  -----------  -----------  -----------
                                                  7,759,299    6,352,869    3,730,691    3,103,969
                                                -----------  -----------  -----------  -----------
     Operating income                             5,955,801    4,196,808    8,002,756    6,851,527
                                                -----------  -----------  -----------  -----------
     Other income (expense):
       Interest expense                                (383)        (780)         (62)        (364)
       Interest and dividend income                 863,053      574,292      547,539      378,933
       Realized and unrealized gain (loss)
         on investments and other                  (472,146)     253,252     (210,633)      31,381
       Other, net                                       647      (54,043)         183      (54,116)
                                                -----------  -----------  -----------  -----------
                                                    391,171      772,721      337,027      355,834
                                                -----------  -----------  -----------  -----------
     Income before income taxes                   6,346,972    4,969,529    8,339,783    7,207,361
     Provision for income taxes                   2,304,162    1,689,781    2,918,917    2,450,503
                                                -----------  -----------  -----------  -----------
     Net income                                 $ 4,042,810  $ 3,279,748  $ 5,420,866  $ 4,756,858
                                                ===========  ===========  ===========  ===========
     Net income per share                       $      0.60  $      0.50  $      0.80  $       .72
                                                ===========  ===========  ===========  ===========
     Weighted average common shares outstanding   6,754,632    6,615,030    6,755,227    6,615,030
                                                ===========  ===========  ===========  ===========

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 1997 and 1996


                                                1997         1996
                                                -----------  -----------

     Cash flows from operating activities:
       Net income                               $ 4,042,810  $ 3,279,748
       Adjustments to reconcile net income
         to net cash provided by operating
         activities:
           Depreciation and amortization            419,511      191,282
           Deferred income tax provision             (7,017)     454,666
           (Gain) loss on investments               472,146     (253,252)
           Loss on sale of property, plant
             and equipment                                           880
           Change in assets and liabilities,
             net of effects of purchases of
             subsidiaries:
               Restricted cash                      (33,000)     (10,000)
               Accounts receivable                 (252,204)     820,515
               Inventory                             33,355
               Prepaid program costs and
                 expenses                        (5,129,460)  (3,941,573)
               Other assets                           9,812
               Proceeds from maturity of for-
                 ward foreign exchange contracts                 386,521
               Accounts payable and accrued
                 expenses                         3,371,356      317,749
               Participants' deposits            17,413,339   11,331,534
               Customer advances                 (1,168,130)
                                                -----------  -----------
                   Net cash provided by
                     operating activities        19,172,518   12,578,070
                                                -----------  -----------
     Cash flows from investing activities:
       Purchase of property, plant and
         equipment                                 (609,541)    (215,333)
       Proceeds from sale of property, plant
         and equipment                                             1,220
       Investment in joint venture                              (262,500)
       Cash (paid) received from acquisitions of
         subsidiaries, net                          (88,051)     147,314
       Payment for covenant-not-to-compete         (104,793)
       Maturity of investment                       345,732        5,000
       Amounts received (paid) on notes
         receivable, net                           (162,237)       1,157
                                                -----------  -----------
                   Net cash used in investing
                     activities                    (618,890)    (323,142)
                                                -----------  -----------

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited), Continued for the three months ended June 30, 1997 and 1996


                                                1997         1996
                                                -----------  -----------

     Cash flows from financing activities:
       Payment of notes payable                 $  (201,146) $    (4,262)
       Cash received from exercise of stock
         options                                     16,642
                                                -----------  ------------
                   Net cash used in financing
                     activities                    (184,504)      (4,262)
                                                -----------  -----------
     Net increase in cash and cash
       equivalents                               18,369,124   12,250,666
     Cash and cash equivalents, beginning
       of period                                 18,281,433   12,974,252
                                                -----------  -----------
     Cash and cash equivalents, end of
       period                                   $36,650,557  $25,224,918
                                                ===========  ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Ambassadors International, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission on Form 10-KSB.

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at June 30, 1997, the consolidated results of operations for the three- and six-month periods ended June 30, 1997 and 1996 and the consolidated cash flows for the six-month periods ended June 30, 1997 and 1996. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


     2.  PRINCIPLES OF CONSOLIDATION

         The Company was incorporated in the state of Washington in 1967 and was reincorporated on August 4, 1995 in the state of Delaware. The consolidated financial statements include the accounts of Ambassadors International, Inc. and its subsidiaries, Ambassador Programs, Inc. (API), The Helin Organization (Helin), and Ambassador Performance Group, Inc. (APG). Hereafter, API may be referred to as Ambassadors Education Group; Helin, individually, may be referred to as Ambassadors Performance Group - Newport Beach. APG may be referred to as Ambassador Performance Group - Minneapolis; and collectively, Helin and APG may be referred to as the Ambassador Performance Group. All significant intercompany accounts and transactions are eliminated in consolidation.

     3.  INCOME TAXES

         For the six months ended June 30, 1997 and 1996, the Company recorded an income tax provision of approximately $2,304,000 and $1,690,000, respectively, to reflect the income tax provision for the net operating income at the estimated effective federal rate.

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     4.  INVESTMENTS

         Included in investments is available for sale equity securities in the amounts of $224,315 and $590,111 at June 30, 1997 and December 31, 1996, respectively. At June 30, 1997, unrealized losses on foreign currency forward contracts of $220,222 are also included in investments.

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

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

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

     GROSS PROGRAM RECEIPTS AND REVENUES
     -----------------------------------
     Gross program receipts increased to $35.5 million in the second quarter of 1997 from $27.9 million in the second quarter of 1996. This increase can be principally attributed to a 16% increase in the number of API program participants, a slight increase in program participants for the Ambassador Performance Group as well as an acquisition in this line of business in late 1996. The number of program participants traveling during the second quarter of 1997 was 8,727 compared to 7,622 in the comparable 1996 period.

     The 27% increase in gross program receipts, coupled with a slightly lower proportional increase in program costs, resulted in an 18% increase in revenues to $11.7 million in 1997 from $10.0 million in 1996.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     The Company's policy is to expense all selling and tour promotion costs as they are incurred.

     For the second quarter of 1997, selling and tour promotion expenses were $1.9 million compared to $1.6 million in the prior year. This increase is principally the result of the Ambassador Performance Group acquisition and the assumption of their marketing costs, coupled with significant decreases in marketing expenses for the Ambassadors Education Group.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased to $1.8 million in 1997 from $1.5 million in 1996. This increase is a combination of the increased costs associated with the aforementioned acquisition partially offset by an overall decrease in general and administrative expenses of the other existing entities.

     OTHER INCOME/EXPENSE
     --------------------
     Other income primarily consists of foreign currency gains or losses and interest income. Net other income decreased an insigificant amount in the second quarter of 1997 in comparison to the second quarter of 1996. The majority of this decrease can be attributed to an unrealized foreign exchange loss in 1997 compared to a gain in 1996, which was partially offset by increased interest income earned through cash management policies implemented in 1997.

     INCOME TAXES
     ------------
     The Company has recorded an income tax provision of approximately $2.9 million for the quarter ended June 30, 1997 in comparison to approximately $2.5 million income tax provision for the quarter ended June 30, 1996. The income tax provision is based on the estimated annual effective tax rate of 35% and 34% for 1997 and 1996, respectively.

     NET INCOME AND EARNINGS PER SHARE
     ---------------------------------
     The above factors resulted in the Company reporting net income of $5.4 million or $.80 per share for the second quarter of 1997 compared to net income of $4.8 million or $0.72 per share in the comparable 1996 quarter.

     SEASONALITY
     -----------
     Due to the seasonality of the core business of Ambassadors
     International, Inc., the first and fourth quarters of the fiscal year have significantly fewer programs traveling than the second and third quarters of the year. Thus, the net income reported in the second quarter of 1997 may not be representative of future quarters.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996

     GROSS PROGRAM RECEIPTS AND REVENUES
     -----------------------------------
     Gross program receipts increased to $43.1 million in 1997 from $30.1 million in 1996. This increase can be principally attributed to the increase in the number of program participants and the acquisition of Ambassador Performance Group - Minneapolis in late 1996.

     The number of program participants traveling during the six months increased to 9,724 in 1997 from 8,526 in 1996. This 14% increase in program participants was the principal cause of the 30% increase in revenues for the first six months of 1997 in comparison to the same period in 1996.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     Selling and tour promotion expenses for the first six months of 1997 increased from 1996 by $0.5 million. This increase can be primarily attributed to an acquisition in the Ambassador Performance Group although existing entities had a slight decrease in overall selling and tour promotion expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased to $3.7 million for the first six months of 1997 from $2.8 million for the first six months of 1996. This increase is principally due to costs associated with the aforementioned acquisition, which were partially offset by an overall decrease in expenses of the existing entities.

     OTHER INCOME/EXPENSE
     --------------------
     Other income primarily includes foreign currency gains or losses and interest income. Other income decreased $0.4 million for the first six months of 1997 in comparison to the same period in 1996. The majority of this decrease is due to foreign currency losses of $0.5 million in 1997, which were partially offset by increased interest income earned on cash received from cash management practices in 1997. The Company recognized a $0.3 million unrealized gain on its foreign currency financial instruments in the first half of 1996.

     The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly, are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase commitments. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company's hedging strategies will be successful in mitigating the impact of foreign currency fluctuations. Most of the Company's forward contracts and options matured prior to June 30, 1997 as foreign currencies were needed for summer travel programs.
     The face amount of forward foreign exchange contracts outstanding at June 30, 1997 was $0.9 million.

     INCOME TAXES
     ------------
     The Company has recorded an income tax provision of approximately $2.3 million for the six months ended June 30, 1997 in comparison to $1.7 million income tax provision for the six months ended June 30, 1996. The income tax liability is based on the estimated annual effective tax rate of 35% and 34% for 1997 and 1996, respectively.

     NET INCOME AND EARNINGS PER SHARE
     ---------------------------------
     The above factors resulted in the Company reporting net income of $4.0 million or $.60 per share for the six months ended June 30, 1997 compared to net income of $3.3 million or $0.50 per share for the comparable 1996 period.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     The Company's business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the six months ended June 30, 1997 and 1996, respectively, was approximately $19.2 million and $12.6 million. The increase in cash flows from 1996 to 1997 can be attributed to the timing of cash receipts from participants and the increase in the number of participants.

     During the six months ended June 30, 1997, the Company used approximately $0.6 million in investing activities, which partially related to the costs for the remodeling of the Company's corporate headquarters building. The Company does not have any material capital expenditure commitments for the ensuing year. However, the Company is continuing to pursue further acquisitions of related travel businesses that will require some of its available cash and cash equivalents.

     The Company had no significant long- or short-term debt as of June 30, 1997. The Company has a credit facility available with Seafirst Bank for $12.0 million (U.S.) for foreign currency purchases and forward contracts.

     At June 30, 1997, the Company had approximately $36.7 million of cash and cash equivalents. Management believes cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures and acquisitions for the ensuing year.

     FOREIGN CURRENCY; HEDGING POLICY
     ---------------------------------
     The substantial majority of the Company's programs take place outside of the United States and most foreign suppliers require payment in their own currency rather than U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. In 1993, the Company initiated a program to hedge against these foreign currency risks in the currencies of countries in which the largest amount of program pass-through expenses are denominated in foreign currency. To hedge against foreign currency risks, the Company has used forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time.

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

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------
     In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for period ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe the application of this standard will have a material effect on the presentation of its EPS.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Comprehensive Income" (SFAS No. 130). SFAS No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be included in comprehensive income in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments for an Enterprise and Related Information" (SFAS No. 131). This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.


     PART II OTHER INFORMATION

     Items 1, 2, 3 and 5 are not presented as they are not applicable.

     Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders on May 16, 1997, the shareholders elected the following directors:

                                For             Withheld
                                ---------       --------
     John A. Ueberroth          5,905,295       5,250
     James L. Easton            5,902,324       8,221

     Item 6. Exhibits and Reports on Form 8-K.

             Exhibits: 27 - Financial Data Schedule

             Reports on Form 8-K:

             No reports on Form 8-K were filed during the quarter ended June 30, 1997.

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBASSADORS INTERNATIONAL, INC.


     Date: August 14, 1997         By: /s/ Jeffrey D. Thomas
                                       ----------------------------------
                                       Jeffrey D. Thomas,
                                       Chief Financial Officer