Form 10QSB
period 1997-09-30
AMBASSADORS INTERNATIONAL INC
filed 1997-11-14
CIK 946842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                       ----------------------------------

                                   FORM 10-QSB
     (Mark One)

     [X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1997

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

           Common shares outstanding as of November 10, 1997: 6,767,661

     This report, including all exhibits and attachments, contains 15 pages.

     AMBASSADORS INTERNATIONAL, INC.
     FORM 10-QSB QUARTERLY REPORT

     Table of Contents



     PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets at September 30, 1997 and
                  December 31, 1996
                Consolidated Statements of Income for the Nine
                  and Three Months Ended September 30, 1997 and 1996
                Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1997 and 1996
                Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation


     PART II  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURES

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited)
     September 30, 1997 and December 31, 1996



                                                September 30,  December 31,
                                                    1997           1996
                                                -------------  ------------
                   ASSETS

     Current assets:
       Cash and cash equivalents                 $25,009,518   $18,281,433
       Restricted cash equivalents                    45,000        55,000
       Investments                                   187,611       590,111
       Accounts receivable (including
         $5,765 and $14,167 from officers
         and employees)                            1,485,852     1,469,053
       Inventory                                     124,978       157,234
       Note receivable, due within one year          162,354
       Prepaid program costs and expenses          1,558,530     1,359,950
       Deferred income taxes                          31,601        24,584
       Other assets                                    3,018        12,892
                                                 -----------   -----------
           Total current assets                   28,608,462    21,950,257

     Property, plant and equipment, net            2,131,184     1,575,486
     Investment in joint venture                     262,500       262,500
     Goodwill, net of $457,672 and $115,567
       of accumulated amortization                 3,862,695     3,338,224
     Covenant-not-to-compete, net of $23,085
       and $19,209 of accumulated amortization       170,206       105,791
     Other assets                                     36,081        36,792
                                                 -----------   -----------
           Total assets                          $35,071,128   $27,269,050
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited), Continued
     September 30, 1997 and December 31, 1996



                                                September 30,  December 31,
                                                    1997           1996
                                                -------------  ------------
               LIABILITIES AND
             STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                          $ 1,171,007   $ 1,764,002
       Accrued expenses                            3,970,973       822,927
       Participants' deposits                      4,005,494     5,138,772
       Customer advances                           1,825,421     2,396,578
       Notes payable                                               201,146
                                                 -----------   -----------
           Total current liabilities              10,972,895    10,323,425

     Deferred income taxes                           163,044       163,044
                                                 -----------   -----------
           Total liabilities                      11,135,939    10,486,469
                                                 -----------   -----------

     Commitments and contingencies

     Stockholders' equity:
       Preferred stock, $.01 par value;
         2,000,000 shares authorized;
         none issued and outstanding
       Common stock, $.01 par value;
         authorized, 20,000,000 shares;
         issued and outstanding, 6,766,635
         and 6,753,887 shares                         67,666        67,539
       Additional paid-in capital                 13,744,622    13,625,279
       Retained earnings                          10,122,901     3,089,763
                                                 -----------   -----------
           Total stockholders' equity             23,935,189    16,782,581
                                                 -----------   -----------
           Total liabilities and stock-
             holders' equity                     $35,071,128   $27,269,050
                                                 ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Income (Unaudited) for the nine months and three months ended September 30, 1997 and 1996

                                                     Nine Months Ended         Three Months Ended
                                                       September 30,             September 30,
                                                  ------------------------  ------------------------
                                                     1997         1996         1997         1996
                                                  -----------  -----------  -----------  -----------
     Revenue                                      $23,247,371  $16,429,374  $ 9,532,271  $ 5,879,697
                                                  -----------  -----------  -----------  -----------
     Operating expenses:
       Selling and tour promotion                   7,367,535    6,056,529    3,322,905    2,519,886
       General and administrative                   5,673,691    4,116,497    1,959,022    1,300,271
                                                  -----------  -----------  -----------  -----------
                                                    13,041,226  10,173,026    5,281,927    3,820,157
                                                  -----------  -----------  -----------  -----------
     Operating income                              10,206,145    6,256,348    4,250,344    2,059,540
                                                  -----------  -----------  -----------  -----------
     Other income (expense):
       Interest expense                                  (648)      (1,037)        (265)        (257)
       Interest and dividend income                 1,274,483      832,305      411,430      258,013
       Realized and unrealized gain (loss)
         on investments                              (508,432)     290,253      (36,286)      37,001
       Other, net                                         647      (43,026)                   11,017
                                                  -----------  -----------  -----------  -----------
                                                      766,050    1,078,495      374,879      305,774
                                                  -----------  -----------  -----------  -----------
     Income before income taxes                    10,972,195    7,334,843    4,625,223    2,365,314
     Provision for income taxes                     3,939,057    2,494,145    1,634,895      804,364
                                                  -----------  -----------  -----------  -----------
     Net income                                   $ 7,033,138  $ 4,840,698  $ 2,990,328  $ 1,560,950
                                                  ===========  ===========  ===========  ===========
     Net income per share                         $      1.04  $      0.73  $      0.44  $      0.24
                                                  ===========  ===========  ===========  ===========
     Weighted average common shares outstanding     6,756,090    6,606,563    6,761,586    6,615,030
                                                  ===========  ===========  ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1997 and 1996


                                                    1997         1996
                                                 -----------  -----------
     Cash flows from operating activities:
       Net income                                $ 7,033,138  $ 4,840,698
       Adjustments to reconcile net income
         to net cash provided by operating
         activities:
           Depreciation and amortization             651,288      291,074
           Deferred income tax provision
             (benefit)                                (7,017)     454,666
           Loss (gain) on investments                508,432     (290,253)
           Loss on sale of property, plant
             and equipment                            12,373          880
           Change in assets and liabilities,
             net of effects of purchases of
             subsidiaries:
               Restricted cash                        10,000      (10,000)
               Accounts receivable                   (16,799)     840,944
               Inventory                              32,256
               Prepaid program costs and
                 expenses                           (341,058)    (763,206)
               Other assets                           10,333
               Accounts payable and accrued
                 expenses                          2,555,051    1,287,381
               Participants' deposits             (2,447,446)    (546,151)
               Customer advances                    (571,157)
                                                 -----------  -----------
                   Net cash provided by
                     operating activities          7,944,888    6,106,033
                                                 -----------  -----------
     Cash flows from investing activities:
       Purchase of property, plant and
         equipment                                  (890,235)    (249,827)
       Proceeds from sale of property, plant
         and equipment                                              1,220
       Investment in joint venture                               (262,500)
       Net cash received (paid) from acquisi-
         tions of subsidiaries                      (311,229)     147,314
       Payment for covenant not-to-compete          (117,293)


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited), Continued for the nine months ended September 30, 1997 and 1996


                                                    1997         1996
                                                 -----------  -----------
     Cash flows from investing activities,
       Continued:
         Maturity of investments                 $   345,732  $     5,000
         Payments received on (issuance of)
           notes receivable, net                    (162,102)       1,776
         Other                                                    (29,000)
                                                 -----------  -----------
                   Net cash used in investing
                     activities                   (1,135,127)    (386,017)
                                                 -----------  -----------

     Cash flows from financing activities:
       Cash received from exercise of stock
         options                                     119,470
       Payments of notes payable                    (201,146)      (7,005)
                                                 -----------  -----------
                 Net cash used in financing
                   activities                        (81,676)      (7,005)
                                                 -----------  -----------
     Net increase in cash and cash
       equivalents                                 6,728,085    5,713,011
     Cash and cash equivalents, beginning
       of period                                  18,281,433   12,974,252
                                                 -----------  -----------
     Cash and cash equivalents, end of
       period                                    $25,009,518  $18,687,263
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

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at September 30, 1997, the consolidated results of operations for the nine- and three-month periods ended September 30, 1997 and 1996 and the consolidated cash flows for the nine-month periods ended September 30, 1997 and 1996. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


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

     3.  INCOME TAXES

         For the three and nine months ended September 30, 1997 and 1996, the Company recorded an income tax provision at the estimated effective income tax rate.

     4.  INVESTMENTS

         Included in investments is available for sale equity securities in the amounts of $226,386 and $590,111 at September 30, 1997 and December 31, 1996, respectively.

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

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     During the first quarter of 1996, the Company and its subsidiary acquired two other companies which operate travel programs. Although these companies contributed to the gross program receipts and revenue of the consolidated group in the nine months of 1996, due to the timing of the acquisitions and future changes which management has made or plans to make in the future to the operations of these companies, management believes that the future contribution and profitability of these two acquisitions will continue to improve. During the third quarter of 1997, the Company and its subsidiary also acquired another company which provides employee incentive programs.

     GROSS PROGRAM RECEIPTS AND REVENUES
     -----------------------------------
     Gross program receipts increased to $29.0 million in the third quarter of 1997 from $19.8 million in the third quarter of 1996. This increase can be principally attributed to a 31% increase in the number of program participants, principally attributed to growth within API as well as an acquisition within APG in late 1996. The number of program participants traveling during the third quarter of 1997 was 6,012 compared to 4,574 in the comparable 1996 period.

     While gross program receipts increased 47% for the third quarter of 1997, revenues increased 62% to $9.5 million from $5.9 million. Most of this increase in revenues is the result of selling a greater volume of the Company's higher-margin products.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     The Company's policy is to expense all selling and tour promotion costs as they are incurred.

     For the third quarter of 1997, selling and tour promotion expenses were $3.3 million compared to $2.5 million in the prior year. This increase is the result of the acquisition of the Ambassador Performance Group - Minneapolis and the assumption of their marketing costs, combined with increased Ambassador Programs marketing costs for 1998 programs.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     An acquisition in late 1996 in the Ambassador Performance Group caused general and administrative expenses to increase to $2.0 million in the third quarter of 1997 from $1.3 million in the third quarter of 1996.

     OTHER INCOME/EXPENSE
     --------------------
     Other income primarily consists of interest income and unrealized foreign currency gains or losses. Other income increased to $375,000 in the third quarter of 1997 from the third quarter of 1996 of $306,000. This increase is primarily attributed to a 60% increase in interest and dividend income due to higher balances of invested cash during the 1997 period.

     INCOME TAXES
     ------------
     The Company has recorded an income tax provision of approximately $1.6 million for the quarter ended September 30, 1997 in comparison to $0.8 million income tax provision for the quarter ended September 30, 1996. The income tax provision is based on the estimated annual effective tax rate of 35% and 34% for 1997 and 1996, respectively.

     NET INCOME AND EARNINGS PER SHARE
     ---------------------------------
     The above factors resulted in the Company reporting net income of $3.0 million or $0.44 per share for the third quarter of 1997 compared to net income of $1.6 million or $0.24 per share in the comparable 1996 quarter.

     SEASONALITY
     -----------
     Due to the seasonality of the core business of Ambassadors
     International, Inc., the first and fourth quarters of the fiscal year have significantly fewer programs traveling than the second and third quarters of the year. Thus, the net income reported in any quarter may not be indicative of the annual income.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     GROSS PROGRAM RECEIPTS AND REVENUES
     -----------------------------------
     Gross program receipts increased to $72.1 million in 1997 from $49.9 million in 1996. This increase can be principally attributed to the increase in the number of program participants and an acquisition within the Ambassador Performance Group in late 1996.

     The number of program participants traveling during the nine months increased to 15,736 in 1997 from 13,094 in 1996. This 20% increase in program participants was the principal cause of the 41% increase in revenues for the first nine months of 1997 in comparison to the same period in 1996.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     Selling and tour promotion expenses for the first nine months of 1997 increased from 1996 by $1.3 million. This increase can be primarily attributed to additional expenses incurred by Ambassador Performance Group - Minneapolis, acquired in late 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased to $5.7 million for the first nine months of 1997 from $4.1 million for the first nine months of 1996. This increase is principally due to costs associated with the aforementioned acquisition.

     OTHER INCOME/EXPENSE
     --------------------
     Other income primarily includes interest income and unrealized foreign currency gains or losses. Other income decreased $0.3 million for the first nine months of 1997 in comparison to the same period in 1996.
     The majority of this decrease is due to foreign currency net unrealized and realized losses of $0.5 million in 1997, compared to net unrealized and realized gains of $0.2 million in 1996. This decrease was partially offset by $0.4 million of increased interest income in 1997 due to increased invested cash amounts.

     The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly, are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase commitments. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company's hedging strategies will be successful in mitigating the impact of foreign currency fluctuations. The face amount of forward foreign exchange contracts outstanding at September 30, 1997 was $15.1 million.

     INCOME TAXES
     ------------
     The Company has recorded an income tax provision of approximately
     $3.9 million for the nine months ended September 30, 1997 in comparison to $2.5 million income tax provision for the nine months ended September 30, 1996. The 1997 and 1996 income tax provisions are based on the estimated annual effective tax rate of 35% and 34%, respectively.

     NET INCOME AND EARNINGS PER SHARE
     ---------------------------------
     The above factors resulted in the Company reporting net income of $7.0 million for the nine months ended September 30, 1997 in comparison to $4.8 million in the same period of the prior year. This corresponds to $1.04 net income per share in 1997 versus $0.73 net income per share in the 1996 period.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     The Company's business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the nine months ended September 30, 1997 and 1996, respectively, was approximately $7.9 million and $6.1 million. The increase in cash flows from 1996 to 1997 can be attributed to the timing of cash receipts from participants and the increase in net income.

     During the nine months ended September 30, 1997, the Company used approximately $1.1 million in investing activities, which partially related to the costs for the remodeling of the Company's corporate headquarters building. The Company does not have any material capital expenditure commitments for the ensuing year. However, the Company is continuing to pursue further acquisitions of related businesses that may require some of its available cash and cash equivalents.

     The Company had no significant long- or short-term debt as of September 30, 1997. The Company has a credit facility available with Seafirst Bank for $23.0 million (U.S.) for foreign currency purchases and forward contracts.

     At September 30, 1997, the Company had approximately $25.0 million of cash and cash equivalents. Management believes cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures and acquisitions for the ensuing year.

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

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------
     In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe the application of this standard will have a material effect on the presentation of its EPS.

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

     PART II.  OTHER INFORMATION


     Items 1, 3, 4 and 5 are not presented as they are not applicable.

     Item 2.  Changes in Securities and Use of Proceeds

     The Company's Registration Statement for its initial public offering of securities (File No. 33-93586) became effective on August 3, 1995.

     Of the total net proceeds to the Company from the offering in the amount of $12,054,491, the following amounts were used from the date of the offering through the date of this report:

                                                              Amount of
       Category of Use                                        Use
       ---------------                                        -----------
       Construction of plant, building and
         facilities                                           $         0
       Purchase and installation of machinery
         and equipment                                                  0
       Purchase of real estate                                          0
       Acquisition of other businesses                          1,750,000
       Repayment of indebtedness                                        0
       Working capital                                            612,668
       Temporary investments in Bank of America Money
         Market and Investment Accounts                         9,691,823
       Other purposes                                                   0


     None of the net proceeds to the Company of the offering was paid to directors, officers, ten percent shareholders or affiliates of the Company.

     Item 6.  Exhibits and Reports on Form 8-K.

              Exhibits: 27 - Financial Data Schedule

              Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter ended September 30, 1997.

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBASSADORS INTERNATIONAL, INC.


     Date: November 14, 1997    By: /s/Jeffrey D. Thomas
           -----------------        ----------------------------------
                                    Jeffrey D. Thomas,
                                    Chief Financial Officer