Form 10QSB/A
period 1997-09-30
AMBASSADORS INTERNATIONAL INC
filed 1997-11-20
CIK 946842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                       ----------------------------------

                                   FORM 10-QSB/A
     (Mark One)

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

     Ambassadors International, Inc.
     Consolidated Statements of Income (Unaudited) for the nine months and three months ended September 30, 1997 and 1996

                                                     Nine Months Ended         Three Months Ended
                                                       September 30,             September30,
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
                                                  ===========  ===========  ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1997 and 1996


                                                    1997         1996
                                                 -----------  -----------
     Cash flows from operating activities:
       Net income                                $ 7,033,138  $ 4,840,698
       Adjustments to reconcile net income
         to net cash provided by operating
         activities:
           Depreciation and amortization             651,288      291,074
           Deferred income tax provision
             (benefit)                                (7,017)     454,666
           Loss (gain) on investments                508,432     (290,253)
           Loss on sale of property, plant
             and equipment                            12,373          880
           Change in assets and liabilities,
             net of effects of purchases of
             subsidiaries:
               Restricted cash                        10,000      (10,000)
               Accounts receivable                   (16,799)     840,944
               Inventory                              32,256
               Prepaid program costs and
                 expenses                            174,436     (763,206)
               Other assets                           10,333
               Accounts payable and accrued
                 expenses                          2,555,051    1,287,381
               Participants' deposits             (2,447,446)    (546,151)
               Customer advances                    (571,157)
                                                 -----------  -----------
                   Net cash provided by
                     operating activities          7,944,888    6,106,033
                                                 -----------  -----------
     Cash flows from investing activities:
       Purchase of property, plant and
         equipment                                  (890,235)    (249,827)
       Proceeds from sale of property, plant
         and equipment                                              1,220
       Investment in joint venture                               (262,500)
       Net cash received (paid) from acquisi-
         tions of subsidiaries                      (311,229)     147,314
       Payment for covenant not-to-compete          (117,293)



     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited), Continued for the nine months ended September 30, 1997 and 1996


                                                    1997         1996
                                                 -----------  -----------
     Cash flows from investing activities,
       Continued:
         Maturity of investments                 $   345,732  $     5,000
         Payments received on (issuance of)
           notes receivable, net                    (162,102)       1,776
         Other                                                    (29,000)
                                                 -----------  -----------
                   Net cash used in investing
                     activities                   (1,135,127)    (386,017)
                                                 -----------  -----------
     Cash flows from financing activities:
       Cash received from exercise of stock
         options                                     119,470
       Payments of notes payable                    (201,146)      (7,005)
                                                 -----------  -----------
                 Net cash used in financing
                   activities                        (81,676)      (7,005)
                                                 -----------  -----------
     Net increase in cash and cash
       equivalents                                 6,728,085    5,713,011
     Cash and cash equivalents, beginning
       of period                                  18,281,433   12,974,252
                                                 -----------  -----------
     Cash and cash equivalents, end of
       period                                    $25,009,518  $18,687,263
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