Form 10-K
period 1997-12-31
AMBASSADORS INTERNATIONAL INC
filed 1998-03-31
CIK 946842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     (Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997

                                       OR
     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ------------.

                         Commission file number: 0-26420
                                                 -------

                         AMBASSADORS INTERNATIONAL, INC.
                         -------------------------------
             (Exact Name of Registrant As Specified In Its Charter)

                  Delaware                       91-1688605
      --------------------------------    ------------------------
       (State or Other Jurisdiction of        (I.R.S. Employer
       Incorporation or Organization)       Identification  No.)

        Dwight D. Eisenhower Building
            110 S. Ferrall Street
                Spokane, WA                         99202
     ---------------------------------    ------------------------
            (Address of Principal                (Zip Code)
             Executive Offices)

     Registrant's Telephone Number, Including Area Code:  (509) 534-6200

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:



                               Title of Each Class
                        --------------------------------
                          Common Stock, $.01 Par Value

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X   No
         ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the Nasdaq Stock Market on March 16, 1998, was $82,249,629.

     The number of shares of the registrant's Common Stock outstanding as of March 16, 1998 was 7,012,029.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders (to be filed subsequently) are incorporated by reference into Part III.

                                TABLE OF CONTENTS



     PART I

          Item 1.   Business
          Item 2.   Properties
          Item 3.   Legal Proceedings
          Item 4.   Submission of Matters to a Vote of Security Holders

     PART II

          Item 5.   Market for the Registrant's Common Equity and Related
                      Stockholder Matters
          Item 6.   Selected Financial Data
          Item 7.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
          Item 8.   Financial Statements and Supplementary Data
          Item 9.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure

     PART III

          Item 10.  Directors and Executive Officers of the Registrant
          Item 11.  Executive Compensation
          Item 12.  Security Ownership of Certain Beneficial Owners and
                      Management
          Item 13.  Certain Relationships and Related Transactions


     PART IV

          Item 14.  Exhibits, Financial Statement Schedules and Reports on
                      Form 8-K

     SIGNATURES

     PART I

     Item 1.  BUSINESS

     OVERVIEW
     --------
     Ambassadors International, Inc., a Delaware corporation (the "Company"), is a holding company which, through its wholly owned subsidiaries, is engaged primarily in the business of (i) organizing, marketing and operating international educational travel programs on a worldwide basis for students and adults (the "Education Group"); and
     (ii) developing, marketing and managing performance improvement programs for a nationwide roster of corporate clients that utilize merchandise awards, consumer promotions and incentive travel, as well as providing comprehensive housing, registration and travel services for major meetings, conventions, expositions and trade shows (the "Performance Group").

     The Company's Education Group is comprised of its wholly owned subsidiary, Ambassador Education Group, Inc., a Delaware corporation ("AEG"), and AEG's wholly owned subsidiaries, Ambassador Programs, Inc., a Delaware corporation ("API"), and Ambassador Specialty Group, Inc., a Delaware corporation. The Company's Performance Group is comprised of its wholly owned subsidiaries, Ambassador Performance Group, Inc., a Delaware corporation ("APG"), and The Helin Organization, a California corporation ("Helin"). References to the Company herein includes Ambassadors International, Inc. and its subsidiaries, unless the context otherwise requires.

     The Company's Education Group has been active since the Company's inception in 1967. The Education Group consists of several specialized private-label travel programs, including (i) the "People to People Student Ambassador Programs," which provide opportunities for junior high and high school students to visit foreign countries to learn about the politics, economy and culture of such countries and
     (ii) the "People to People Ambassador Programs," which provides foreign travel experiences for adults, with emphasis on meetings and seminars between participants and persons in similar jobs abroad. See "Business--Education Group."

     During 1996, the Company commenced operations of its Performance Group through the acquisition of two existing entities engaged in this business. See "Business--Performance Group." In February 1998, through its acquisition of the assets of Rogal America, Co. ("Rogal"), the Company further expanded its Performance Group to include integrated housing, registration and travel services for meetings and conventions. See "Recent Acquisitions."

     The Company intends to continue its strategy of growth by making selective acquisitions of travel and travel-related businesses which are either compatible with the Company's existing businesses or represent a developing specialty travel or travel-related segment not currently addressed by the Company's operations.

     The Company was originally incorporated in the State of Washington in 1967 under the name International Ambassador Programs, Inc. to provide international educational travel programs for students and adults.
     The Company was reincorporated in the State of Delaware in 1995. The Company's principal executive offices are located at Dwight D. Eisenhower Building, 110 S. Ferrall Street, Spokane, Washington
     99202, and its telephone number is (509) 534-6200.


     BUSINESS
     --------
     EDUCATION GROUP

     The Company's Education Group organizes, markets and operates international educational travel programs on a worldwide basis for students and adults. Since its founding in 1967, the Company has offered its programs to both students and adults through its People to People Student Ambassador Programs ("Student Ambassador Programs") and People to People Adult Ambassador Programs ("Adult Ambassador Programs"), respectively. The principal offices of the Company's Education Group are located in Spokane, Washington.

     STUDENT AMBASSADOR PROGRAMS. The Company's Student Ambassador Programs provide an opportunity for junior high school and high school students to visit one or more foreign countries to learn about the politics, economy and culture of such countries. Student Ambassador Program delegations depart during the summer and generally travel for approximately 21 days, during which time each delegation visits one or more foreign countries. Each delegation generally consists of approximately 35 students and several teachers, who act as the delegation's leaders. Teachers and students comprising a delegation generally come from the same locale. Local guides assist the delegation in their travels. Programs are designed by the Company's staff of international planners and researchers to provide an educational and entertaining travel experience by exposing students to the history, government, economy and culture of the country or countries visited. In most instances, the Company also arranges to provide students the opportunity for a "homestay" (a brief stay with a host family), which gives students a glimpse of daily life in the visited country. Students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities throughout the United States, including Stanford University, University of California at Los Angeles, and Georgetown University, recognize the Company's programs by awarding academic credit to the participating students.

     ADULT AMBASSADOR PROGRAMS. The Company's Adult Ambassador Programs provide adults with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens that have similar backgrounds, interests or professions. The Company believes that its programs provide participants with enriching experiences and deeper understandings of foreign cultures and peoples than visits arranged independently or through travel agencies. The Adult Ambassador

     Programs, unlike the People to People Student Ambassador Program, operate year-round and is generally designed to provide a more specialized adult educational experience. Adult Ambassador Programs generally last from ten days to two weeks and are designed to provide adults with similar backgrounds or common interests the opportunity to exchange information and ideas with their counterparts in other countries. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working trips, with a significant amount of the participant's time involved in organized meetings, seminars and round-table discussions with their foreign counterparts, inspection visits to major foreign facilities and institutions and informal gatherings with foreign counterparts. Each program is led by a delegation leader chosen by the Company based upon his or her recognition in the field and expertise regarding the special focus of the particular program.

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

     The Company acquired additional People to People adult business through an acquisition in February 1996, which included, among other things, the right to operate adult educational and exchange travel programs under the tradenames "American People Ambassador Programs" and "Missions in Understanding" (with certain exceptions) and rights under an agreement with People to People to operate additional travel programs. See "Recent Acquisitions."

     The Company has two agreements with People to People, both of which expire March 31, 2005. The agreement with respect to the Company's Student Ambassador Programs gives the Company the exclusive right to develop and conduct programs for kindergarten through college age students using the People to People name. The agreement with respect to the Adult Ambassador Programs gives the Company the non-exclusive right to develop, market and operate programs for adults using People to People name; however, at the present time the Company is the only entity that has been given this right by People to People. The agreements are automatically renewed for an additional 10 years unless either party elects otherwise. In connection with the acquisition in 1996 of additional adult-related People to People business, the Company agreed it would not operate adult travel programs in connection with those persons who permanently reside in and travel outside of Russia and/or the republics of the former Soviet Union.

     The Company also operates travel programs for the Yosemite Institute, a non-profit organization with operations in Yosemite National Park, Olympic National Park and Golden Gate National Park; and Eddie Bauer, Inc., a direct mail and retail company. The agreement with Eddie Bauer is exclusive, and the agreement with the Yosemite Institute is exclusive, except that Yosemite may conduct programs itself.

     PERFORMANCE GROUP

     The Company's Performance Group is engaged in developing, marketing and managing performance improvement programs for a nationwide roster of corporate clients that utilize merchandise awards, consumer promotions and incentive travel, as well as providing comprehensive housing, registration and travel services for major meetings, conventions, expositions and trade shows. The employees of the Performance Group have substantial experience in merchandise programs, marketing/communication programs and business meetings. The principal offices of the Performance Group are located in Newport Beach, California.

     The Company coordinates with the client's employees to best determine the type of program that complements and furthers the client's image. The Company believes that it is essential that it keep costs in mind when reviewing different options and seeks to identify the best locations and services given the amount budgeted by the client. In this regard, the Company takes advantage of its relationships with hotels, airlines, and visiting bureaus.

     In operating the Performance Group, the Company follows a strategy aimed at developing and implementing a unique performance improvement program for each of its clients. First, the Company's employees meet with its clients and potential clients to determine their business objectives and their performance enhancement opportunities. The next step involves working with the client's employees to develop the program concepts and parameters in terms of purpose, costs, time and employee participation. Then, the Company's employees research and develop a completely customized improvement program that falls within the parameters established by the client.

     The Company's employees participate in all aspects of program development. The staff of creative writers and graphic designers deliver promotional campaigns that are complete from concept through production, including printing, collating, labeling, and mailing. The Company provides each client with computerized lists generated by internally-designed software programs, which track the program participants and enable the client to know the status of each participant at any time. Additionally, the Company provides a program coordinator to formulate, maintain, and finalize each aspect of the client's event.

     The Company often arranges air transportation to each event. The Company's air travel specialists analyze and arrange flights according to the client's program schedule, negotiate preferred airline rates, and provide participants with their individual seating requirements and boarding passes. In-house central reservation systems provide current flight availability, the lowest fares between cities, immediate issuance of airline tickets and the printing of flight itineraries.

     Finally, when a particular program begins, the Company's travel directors are on-site to provide concierge levels of service and to facilitate the completion of the program on schedule.

     For all of these services, the Company usually is paid a percentage markup of the program components including, but not limited to, air and ground transportation, promotional gifts, meals, and hotel accommodations. In addition, the Company is reimbursed for all of its expenses incurred in organizing the program.

     The Company also provides comprehensive, integrated housing, registration and travel services for major meetings, conventions, expositions and trade shows for business clients. The client service contracts for these services generally cover an annual meeting or event and are for a term of one to several years. Pursuant to these agreements, the Company handles a wide range of services associated with booking hotel space and guest registration including securing sufficient and appropriate hotel room inventories, coordinating blocking and booking of all hotel rooms, monitoring the status and volume of reservations, accepting individual and group reservations, mailing reservation confirmations and providing an on-site housing services desk at a meeting site to coordinate attendees' housing
     requests and questions.   For providing these and other services, the
     Company generally receives a fixed commission, which is paid directly by the hotels.

     RECENT ACQUISITIONS

     In January 1996, the Company acquired all of the capital stock of Helin, a company engaged in the corporate incentive performance business.

     In February 1996, API completed the acquisition of certain assets from Marc L. Bright, d/b/a M.L. Bright Associates ("MLB"), American People Ambassador Programs and Missions in Understanding. MLB operated adult education and exchange travel programs under the tradenames "American People Ambassador Programs" and "Missions in Understanding" pursuant to a General Contract between MLB and People to People dated July 1, 1995, the term of which expires June 30, 2005.

     In December 1996, APG acquired all of the issued and outstanding shares of capital stock of Bitterman & Associates Inc. ("Bitterman"), a corporate incentive/performance improvement company.

     In September 1997, APG acquired Debol & Associates ("Debol"). Debol is a marketing incentive business based in Waconia, Minnesota, and serves a number of clients throughout the Midwest.

     On February 5, 1998, APG acquired certain of the assets (the "Rogal Assets") of Rogal. Rogal provides comprehensive, integrated housing, registration and travel services for major meetings, conventions, expositions and trade shows for business clients. The Rogal Assets include two office leases for premises in Massachusetts and Virginia, computer equipment and Rogal's existing client service contracts. The Company intends to continue to service the existing client contracts of Rogal and to expand further this area of its business. Additional information regarding this transaction is included in the Company's Current Report on Form 8-K dated February 20, 1998, which report is incorporated herein by reference.

     On February 20, 1998, the Company further expanded the operations of its Performance Group through the acquisition by APG of the stock of Travel Incentives, Inc. ("TII"). TII is engaged in the corporate incentive performance business.

     BUSINESS STRATEGY

     The Company believes that high quality programs and excellent customer service are vital to the Company's future success. The Company's strategy is to maintain its quality standards while increasing its volume of business. To increase its business, the Company intends to
     (i) expand the scope and efficiency of its student travel program marketing efforts, (ii) develop new adult travel programs designed to appeal to a broader customer base and to expand its existing specialized adult programs, (iii) develop further and improve upon its travel incentive programs, and (iv) making selective acquisitions of travel and travel-related businesses which are either compatible with the Company's existing business or represent a developing specialty travel segment not currently addressed by the Company's operations.

     COMPETITION

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

     The Company believes that the barriers to entry for any future competitors are relatively low. Certain companies engaged in the travel business have substantially greater financial, marketing and sales resources than the Company. There can be no assurance that the Company's present competitors or competitors that choose to enter the marketplace in the future will not exert significant competitive pressures on the Company.

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

     The Performance Group also competes in a segment of the travel industry that is highly competitive. It competes with companies which are larger and have greater resources than the Company and which specialize in the corporate promotions market. The Company believes that although some potential clients will focus on price alone, other clients will also be interested in the quality of the programs developed by the Performance Group and customer service. The Company believes that its experience in developing performance improvement programs, its commitment to work with the client's employees to determine the best program for each client and be involved with each program through to completion, and its vendor relations, allow it to provide programs that are not easily duplicated by competitors.

     SERVICEMARKS

     The Company has registered a variety of service and trademarks, including the names "High School Student Ambassador Program" and "Citizen Ambassador Program." In addition, the Company has the right, subject to certain exceptions, to use People to People's name, servicemark and logo for use in marketing student and adult programs. In February 1996, the Company acquired the exclusive rights, subject to certain exceptions, to use the names "American People Ambassador Programs" and "Missions in Understanding" during the term of its agreements with People to People. The Company believes that the strength of its service and trademarks is valuable to its business and intends to continue to protect and promote its marks as appropriate. However, the Company believes that its business is not dependent upon any trademark or servicemark.

     INSURANCE

     The Company maintains insurance coverage in amounts it believes are adequate for its business, including a $5 million professional liability policy and a $5 million umbrella policy. The Company also maintains a $1 million general liability and property coverage policy. The Company has not experienced difficulty in obtaining adequate insurance coverage. There is no assurance that the insurance maintained by the Company will be adequate in the event of a claim, or that such insurance will continue to be available in the future.

     EMPLOYEES

     At February 28, 1998 the Company had approximately 302 employees, of which 288 were full-time employees. One hundred eighteen (118) of the Company's employees are presently located in Spokane, Washington, 17 are located in Newport Beach, California, 3 are located in Winnebago, Illinois, 50 are located in Minneapolis, Minnesota, 86 are located in Watertown, Massachusetts, 5 are located in Alexandria, Virginia, and 23 are located in Westlake, California. The Company has 76 full-time employees engaged in marketing and sales and 226 in operations, administration and finance. The Company also occasionally employs temporary labor on a seasonal basis to assist it with its direct marketing efforts in recognition of the fact that the Company's student travel programs are seasonal in nature. None of the Company's employees is subject to collective bargaining agreements or is represented by a union. The Company believes its labor relations are good.


     Item 2.  PROPERTIES

     The principal executive offices of the Company, consisting of approximately 41,000 square feet, are located in Spokane, Washington and are occupied pursuant to a lease dated January 3, 1995 that expires December 31, 2004. The lease currently provides for monthly rental payments of $36,992. The Company may cancel the lease without penalty (upon one year's prior notice) and also may extend the term of the lease for an additional ten year period upon providing written notice to the Lessor of its intention to exercise such option at least six months prior to the end of the initial term. If the Company elects to exercise the extension option, the monthly rental during the renewal period will be the fair market rental value of the leased premises as of the date the option is exercised (as determined based on market rentals of similar properties in the Spokane, Washington area). The owner of the premises is a partnership consisting of two former principals of the Company, who subsequently sold their interest in the Company in January 1995.

     In March 1998, the Company entered into a new lease for general administrative offices in Newport Beach, California. The lease commences on or about June 15, 1998 and is for a term of seven years. The initial base rental is $28,346 per month. The premises consist of approximately 26,996 square feet.

     The Company also leases 900 square feet of office space in Winnebago, Illinois pursuant to a lease that expires in August 2000. The Company also leases 4,500 square feet of office space in Newport Beach, California. The lease expires in June 2000, and currently provides for monthly rental payments of $4,742. In addition, the Company leases approximately 10,690 square feet of office and warehouse space in Plymouth, Minnesota, pursuant to a lease which expires in 1999 and provides for current monthly rental payments of $9,101.

     In February 1998, the Company assumed two additional leases for office space in connection with its acquisition of the Rogal Assets. One lease is for approximately 15,900 square feet in Watertown, Massachusetts, with a current monthly rental of $15,640, which lease expires in 2003, and a second lease is for approximately 1,805 square feet in Alexandria, Virginia, with a currently monthly rental of $2,074, which lease expires in November 1998; however, the Company has an option to extend the term for three years.

     In February 1998, the Company assumed a month-to-month lease for office space in connection with its acquisition of TII. The lease is for approximately 4,841 square feet with a current monthly rental of $6,051.

     Management believes that its existing facilities are sufficient to meet its present needs and anticipated needs for the foreseeable future. However, additional facilities may be required in connection with future business acquisitions.


     Item 3.  LEGAL PROCEEDINGS

     On September 22, 1997, Sarah Buffington and certain other individuals, for themselves and on behalf of their children, six teenage students (the "Plaintiffs"), filed a lawsuit in the District Court of Harris County, Texas, against People to People and three individual tour leaders. In February, 1998, the lawsuit was amended to include the Company (the original named defendants and the Company are collectively referred to as the "Defendants"). The basis for the Plaintiffs' claim is their allegation that, while the six teenagers were in Europe in June 1997 as part of a tour involving 31 students, three of the tour leaders behaved in an inappropriate manner toward the six teenagers. The Plaintiffs allege breach of contract, negligence, negligent hiring and retention of the tour leaders, slander, intentional infliction of emotional distress, and assault and battery. The Plaintiffs seek $15,000,000 in punitive and exemplary damages against the Defendants, together with unspecified actual damages, attorneys' fees, court costs and other incidental costs. The Company intends to defend vigorously the lawsuit. The Company believes that the suit is without merit.

     Except for the foregoing, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.


     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     PART II

     Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

     STOCK MARKET AND OTHER INFORMATION

     The Company's common stock is traded on the Nasdaq Stock Market under the symbol "AMIE" and has been so traded since August 3, 1995. Prior to such date, there was no public trading market for the Company's equity securities. As of March 16, 1998, there were 43 holders of record of the Company's Common Stock.

     The following table sets forth the high ask and low bid prices of a share of the Company's Common Stock as reported by the Nasdaq Stock Market on a quarterly basis for the Company's fiscal years ended December 31, 1996 and December 31, 1997. The prices reported represent prices between dealers but do not include retail markups, markdowns, or commissions and do not necessarily represent actual transactions.


                                                        High Ask   Low Bid
                                                        --------   -------
     1996:
       Quarter ended March 31, 1996                      $13.25    $ 8.50
       Quarter ended June 30, 1996                       $16.13    $ 9.88
       Quarter ended September 30, 1996                  $14.25    $ 7.88
       Quarter ended December 31, 1996                   $11.00    $ 8.00

     1997:
       Quarter ended March 31, 1997                      $12.50    $ 9.00
       Quarter ended June 30, 1997                       $13.63    $ 8.75
       Quarter ended September 30, 1997                  $22.00    $12.25
       Quarter ended December 31, 1997                   $26.75    $17.25


     DIVIDEND POLICY

     The Company intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate declaring any cash dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors, in its discretion, deems relevant.

     TRANSFER AGENT AND REGISTRAR

     Chase Mellon Shareholder Services of Los Angeles, California serves as transfer agent and registrar of the Company's Common Stock.

     CHANGES IN SECURITIES

     In February 1998, the Company issued 140,187 shares of its Common Stock in connection with its acquisition of the Rogal Assets, and 52,068 shares of its Common Stock in connection with its acquisition of TII.

     In August 1997, in connection with the employment of Ronald L. Merriman, the Company agreed to issue to Mr. Merriman an aggregate of 50,000 shares of Common Stock, which vest in four equal annual installments commencing January 1, 1998.

     In December 1996, the Company issued 137,857 shares of its Common Stock in connection with the acquisition of Bitterman.

     In January 1996, the Company issued 80,000 shares of its Common Stock in exchange for all of the issued and outstanding shares of Helin in connection with the Company's acquisition of Helin.

     Each of the foregoing issuances was made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid. Each of the foregoing transactions was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof for issuances of securities not involving a public offering and exempt from registration under applicable state securities laws.

     Each of the persons with whom the Company's Common Stock was issued represented to the Company, substantially as follows: that he or it acquired the securities for his or its own account, for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Certificates evidencing the Common Stock issued in these transactions bear restrictive legends to such effect and state further that the securities have not been registered under the Securities Act or state securities laws and may not be sold, pledged or otherwise transferred without registration under the Securities Act or an exemption therefrom.

     USE OF PROCEEDS

     The Company's Registration Statement for its initial public offering of securities (File No. 33-93586) became effective on August 3, 1995. Of the total net proceeds to the Company from the offering in the amount of $11,983,103, the following amounts were used from the date of the offering through the date of this report.

     Category of Use                                          Amount
     ----------------------------------------------           -----------
     Construction of plant, building and facilities            $        0
     Purchase and installation of machinery and
       equipment                                                        0
     Purchase of real estate                                            0
     Acquisition of other businesses                            9,850,000
     Repayment of indebtedness                                          0
     Working capital                                            1,385,000
     Temporary investments in Bank of America money
       market and investment accounts                             748,103
     Other purposes                                                     0
                                                              -----------
         Total                                                $11,983,103
                                                              ===========

     Item 6.  SELECTED FINANCIAL DATA

                                  Year Ended December 31,
                                  ---------------------------------------------------------------
                                  1997         1996         1995         1994         1993
                                  -----------  -----------  -----------  -----------  -----------
                                  (dollars in thousands, except per share data)
      Statement of Income
        Data (A):
      Operating revenues          $    26,541  $    18,843  $    17,133  $    16,990  $    14,334

      Operating expenses:
        Selling and tour
          promotion                     9,826        8,420        8,694        9,407        8,361
        General and
          administrative                8,210        5,770        4,676        5,380        4,983
      Operating income                  8,505        4,653        3,763        2,203          990
      Net income                        5,637        3,947        5,157        2,127        1,142
      Pro forma net income (B)             --           --        3,179        3,152           --
      Net income per share -
        basic (B)                 $      0.83  $      0.60  $      0.57  $      0.63         (C)
      Net income per share -
        diluted (B)               $      0.82  $      0.59  $      0.56  $      0.63         (C)

      Balance Sheet Data (D):
      Cash and cash equivalents   $    22,871  $    18,281  $    12,974  $     6,634  $       674
      Total current assets             27,283       21,950       14,857        7,415        4,239
      Total assets                     34,449       27,269       16,016        9,637        6,247
      Long-term debt                      329            0            6           17           25
      Total liabilities (includ-
        ing current portion)           11,893       10,486        4,881        7,877        4,418
      Total stockholders' equity       22,556       16,783       11,135        1,829        1,829


     (A) Since 1995, the Company has made several acquisitions which have been accounted for under the purchase method of accounting. Therefore, the results of operations of these acquired entities are included in the results of operations of the Company since their respective dates of acquisition. The statement of income data for the years ended December 31, 1995, 1994 and 1993 only reflect the Education Group. During 1996, the Company commenced operations of its Performance Group through the acquisition of two existing entities engaged in this business. Due to the timing of these acquisitions, the results of operations for one of these entities is included in the Company's results of operations for the year ended December 31, 1996. The results of operations of the second acquisition is included in the financial presentation for the year ended December 31, 1997. The results of operations for the year ended December 31, 1997 also include the acquisition in September 1997 of a third company.

     (B) In connection with the Company's reorganization in 1995, certain compensation agreements between the Company and certain stockholders were terminated and new employment agreements were executed. Also, notes receivable from certain stockholders were repaid. Therefore, the pro forma net income for the year ended December 31, 1994 reflects adjustments to (i) reduce certain incentive compensation costs, (ii) eliminate interest income on the repayment of notes receivable, and (iii) record income taxes as a C Corporation rather than an S Corporation. The pro forma net income for the year ended December 31, 1995 reflects an adjustment to record income taxes as a C Corporation rather than an S Corporation.

     (C) Historical net income per share for the year ended December 31, 1993 has not been presented as it is not meaningful in the presentation of the financial statements due to the Company's reorganization prior to its initial public offering.

     (D) All of the Company's acquisitions have been accounted for under the purchase method of accounting. Therefore, the balance sheet data include the accounts of the acquired entities as of their respective dates of acquisition. Since one of the acquisitions occurred effective December 31, 1996, the balance sheet data includes the accounts of this entity as of December 31, 1996; however, the results of operations of this entity are not included in the statement of income data until the year ended December 31, 1997.

     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulation, regulatory policies in the United States and other countries, foreign currency fluctuations, competition from other travel-related businesses, and market and general economic factors. All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by this statement.

     GENERAL
     -------
     The Company is engaged in the business of (i) organizing, marketing and operating international education travel programs on a worldwide basis for students and adults and (ii) developing, marketing and managing performance improvement programs for a nationwide roster of corporate clients that utilize merchandise awards, consumer promotions and incentive travel, as well as providing comprehensive housing, registration and travel services for major meetings, conventions, expositions and trade shows.

     Since its initial public offering in August 1995, the Company has expanded its operations primarily through a series of acquisitions, all within the travel industry and businesses complementary thereto. Prior to 1996, the Company's principal business was the business conducted through the Company's Education Group, through its "Student Ambassador Programs" and "Adult Ambassador Programs."

     In January 1996, the Company completed the acquisition of Helin and commenced operations of the Performance Group. The acquisition of Helin was followed in February 1996 by the acquisition of certain assets of MLB (the "People to People Acquisition"), which expanded the business of the Company's already existing Education Group. In December 1996, the Company acquired Bitterman, in September 1997, the Company acquired Debol, and in February 1998, the Company acquired the Rogal Assets and TII, further expanding its Performance Group.

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company's historical and pro forma results of operations for the periods indicated (in millions):

     HISTORICAL RESULTS OF OPERATIONS

                                                  Year Ended December 31,
                                                  -----------------------
                                                  (in millions)
                                                  1997     1996     1995
                                                  -----    -----    -----
     Gross Program Receipts                       $80.3    $56.7    $46.7
     Revenue                                       26.5     18.8     17.1
     Operating Expenses:
         Selling and tour promotion expenses        9.8      8.4      8.7
         General and administrative expenses        8.2      5.7      4.6
                                                  -----    -----    -----
           Total operating expenses                18.0     14.1     13.3
                                                  -----    -----    -----

     Operating income                               8.5      4.7      3.8
     Other income (expense)                         0.5      1.3      1.0
                                                  -----    -----    -----
     Income before income taxes                     9.0      6.0      4.8
     Income tax provision (benefit)                 3.3      2.0     (0.4)
                                                  -----    -----    -----
         Net income                               $ 5.7    $ 4.0    $ 5.2
                                                  =====    =====    =====

     Pro forma information:
                                                  Year Ended December 31,
                                                  -----------------------
                                                  (in millions)
                                                  1997     1996     1995
                                                  -----    -----    -----
     Gross Program Receipts                       $80.3    $56.7    $46.7
     Revenues                                      26.5     18.8     17.1
     Operating Expenses:
       Selling and tour promotion expenses          9.8      8.4      8.7
       General and administrative expenses          8.2      5.7      4.6
                                                  -----    -----    -----
         Total operating expenses                  18.0     14.1     13.3
                                                  -----    -----    -----
     Operating income                               8.5      4.7      3.8
     Other income (expense)                         0.5      1.3      1.0
                                                  -----    -----    -----
     Income before income taxes                     9.0      6.0      4.8
     Income tax provision                           3.3      2.0      1.6
                                                  -----    -----    -----
         Net income                               $ 5.7    $ 4.0    $ 3.2
                                                  =====    =====    =====

     During 1995, the Company's results of operations only reflect the Education Group. In early 1996, the Company commenced operations of its Performance Group through the acquisition of an entity engaged in this business. In December 1996 and September 1997, the Company continued the expansion of its Performance Group through two additional acquisitions. All of these acquisitions were accounted for under the purchase method of accounting. Therefore, the results of their operations are included in the Company's results of operations since their respective dates of acquisition.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31,
     1996

     The Company increased operating income by 83% and income before taxes by 50% in the year ended December 31, 1997 compared to the year ended December 31, 1996. The Company is organized in two operating divisions: the Education Group and the Performance Group. For the year ended December 31, 1997, the Education Group increased its productivity by growth within the core product lines while realizing efficiencies through the sales and marketing process. The Performance Group contribution resulted from its acquisitions and additional sales of incentive travel program and business meeting management services.

     The 42% increase in gross program receipts, from $56.7 million in 1996 to $80.3 million in 1997, was driven by an increase in the number of program participants, the addition of new acquisitions, and improved cross-selling in the Performance Group. The increase in gross program receipts resulted in a 41% increase in net revenue, from $18.8 million in 1996 to $26.5 million in 1997, which was the result of additional Education Group program participants, new sales offices in the Performance Group and increased sales of incentive travel programs and business meeting management services from both existing operations and acquired businesses.

     The overall gross margins for the 1997 year remained consistent with the prior year at 33%. This reflects a strengthening of the Education Group margins, as well as continuing stability in the margins of the Performance Group.

     Selling and tour promotion expenses increased during 1997 when compared to 1996 by $1.4 million, or 17%. Most of this increase results from an acquisition in late 1996 within the Performance Group. The Education Group held selling and tour expenses constant as a result of realizing sales and marketing efficiencies as well as a cost management program.

     General and administrative expenses increased from $5.7 million to $8.2 million between 1996 and 1997. Most of this increase is the result of Performance Group acquisitions.

     Other income includes interest income and unrealized foreign currency gains or losses. For the 1997 year, other income decreased from $1.3 million to $0.5 million. The cash component of other income, interest income, increased to $1.6 million from $1.1 million, a 47% increase on a 25% increase in year-end cash balances. This increase in interest income is the effect of improved cash management practices implemented in 1997.

     The overall net decrease in other income can be attributed to the non-cash component of other income, unrealized foreign exchange losses.
     In 1997, the Company incurred $0.7 million of unrealized losses compared to an insignificant amount in 1996.

     The Company enters into forward foreign exchange contracts and foreign currency option contracts to protect planned program operating margins by offsetting certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly, are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain anticipated expenditures. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company's hedging strategies will be successful in mitigating the impact of foreign currency fluctuations. The face amount of forward foreign exchange contracts outstanding at December 31, 1997, was $17.4 million. See "Foreign Currency; Hedging Policy" below.

     The Company has recorded an income tax provision of $3.3 million for 1997 which represents an effective tax rate of 37%. The tax provision has increased over the prior year's provision of $2.0 million due to the effect of certain non-deductible expenses as well as the increase in state income taxes with the expansion of the Company through acquisitions.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31,
     1995

     The expansion of the Company's programs in 1996 resulted in a 24% increase in the number of participants from 11,635 in 1995 to 14,377 in 1996, which increased the Company's gross program receipts 21%, from $46.7 million in 1995 to $56.7 million in 1996. Revenues also increased to $18.8 million or 10% over 1995 revenues.

     The Company maintained a 33% gross margin for the year, even with the addition of the expected lower margins of the Performance Group.

     Selling and tour promotion expenses decreased approximately $0.3 million in 1996 when compared to 1995. The Company's marketing efforts continue to be more effective and efficient than in prior years. This more targeted effort contributed to the increase in revenues for 1996. Company policy is to expense all promotional expenses as they are incurred.

     In 1996, these expenses included the integration of American People Ambassador Programs, the Helin Organization, and the developmental costs related to Eddie Bauer Travel.

     General and administrative expenses increased from $4.6 million in 1995 to $5.7 million in 1996 primarily due to the acquisitions of Helin and American People Ambassador Programs in early 1996.

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

     Net cash provided by operations for the year ended December 31, 1997 increased to $6.2 million from $6.1 million at the end of 1996. The increase in cash flow from operations results primarily from the increase in net income of $1.7 million.

     Net cash used by investing activities increased from $0.8 million in 1996 to $1.5 million in 1997. The investing activities during the current year are primarily due to leasehold improvements in the corporate headquarters facilities as well as the purchase of a company in the third quarter of the year. The Company does not have any material capital expenditure commitments for the ensuing year. However, the Company is continuing to pursue further acquisitions of related travel businesses that will require use of cash and cash equivalents. The Company had no significant long or short term debt as of December 31, 1996; however, at December 31, 1997, the Company had $0.3 million in long-term debt as a result of an acquisition during 1997.

     The Company has a credit facility available with Seafirst Bank for $23.0 million U.S. dollars for foreign currency purchases and forward contracts.

     At December 31, 1997, the Company had approximately $22.9 million of cash and cash equivalents. Management believes existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures and acquisitions for the ensuing year.

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

     YEAR 2000 ISSUES

     The nature of the Company's business systems is such that the year 2000 is expected to have a minimal impact on the Company's operations or financial performance. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely will be converted on a timely basis.

     NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," was issued. SFAS No. 128 established standards for computing and presenting earnings per share ("EPS"). It requires the dual presentation and a reconciliation of basic and diluted EPS. The Company adopted the provisions of SFAS No. 128 in 1997, which had no effect on EPS as previously reported.

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued, which requires the reporting of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. This Statement is effective for fiscal years beginning after December 15, 1997. Management does not believe that the implementation of SFAS No. 130 will have a material impact on the presentation of its consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments for an Enterprise and Related Information." This Statement requires presentation of segment information in reports to stockholders, including disclosures about the products and services an entity provides and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management of the Company has not determined the disclosure to be made upon implementation of SFAS No. 131.


     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Company are submitted as a separate section of this Form 10-K on pages F-1 through F-26.

     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

     PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1998.

     Item 11.  EXECUTIVE COMPENSATION

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1998.

     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1998.

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission on or about April 15, 1998.

     PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

     (a)  List of documents filed as part of Report

          (1)  FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

               Report of Independent Accountants
               Consolidated Balance Sheets at December 31, 1997 and 1996 Consolidated Statements of Income for the years ended
                  December 31, 1997, 1996 and 1995
               Consolidated Statements of Changes in Shareholders' Equity
                  for the years ended December 31, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995
               Notes to Consolidated Financial Statements

          (2)  FINANCIAL STATEMENT SCHEDULES INCLUDED IN ITEM 8:

               No financial statement schedules are presented as the required information is either not applicable or included in the Consolidated Financial Statements or notes thereto.

          (3)  EXHIBITS

               The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     December 31, 1997.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMBASSADORS INTERNATIONAL, INC.
                              (Registrant)

     Date:  March 26, 1998    By:  /s/ Jeffrey D. Thomas
                                   ---------------------------------------
                                   Jeffrey D. Thomas, Chief Financial
                                     Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                           Title                                    Date
      ---------------------------------   -------------------------------------    --------------

      By:  /s/ John A. Ueberroth          President and Chief Executive Officer    March 26, 1998
           ----------------------------   (Principal Executive Officer)
           John A. Ueberroth


      *By: /s/ Peter V. Ueberroth         Chairman of the Board of Directors       March 26, 1998
           ----------------------------
           Peter V. Ueberroth


      *By: /s/ Jeffrey D. Thomas          Chief Financial Officer                  March 26, 1998
           ----------------------------   (Principal Financial and Accounting
           Jeffrey D. Thomas              Officer)


      *By: /s/ James L. Easton            Director                                 March 26, 1998
           ----------------------------
           James L. Easton


      *By: /s/ Richard D.C. Whilden       Director                                 March 26, 1998
           ----------------------------
           Richard D.C. Whilden


      *By: /s/ John C. Spence             Director                                 March 26, 1998
           ----------------------------
           John C. Spence


      Signature                           Title                                    Date
      ---------------------------------   -------------------------------------    --------------
      *By: /s/ Rafer L. Johnson           Director                                 March 26, 1998
           ----------------------------
           Rafer L. Johnson


      *By: /s/ John A. Ueberroth          Attorney-in-Fact                         March 26, 1998
           ----------------------------
           John A. Ueberroth

     INDEX TO EXHIBITS

     2.1    Form of Reincorporation Agreement(1)
     2.2    Rescission Agreement(1)
     2.3    Stock Purchase Agreement(1)
     2.4    Redemption Agreement(1)
     3.1    Certificate of Incorporation of Ambassadors International,
              Inc.(1)
     3.2    By-Laws of Ambassadors International, Inc.(1)
     4.1    Specimen Stock Certificate(1)
     10.1   People to People Contract - Student Ambassador Program(1)
     10.2   People to People Contract - Citizen Ambassador Program(1)
     10.3   Form of Equity Participation Plan of Ambassadors International,
              Inc.(1)
     10.4   Form of Registration Rights Agreement among the Company,
              John and Peter Ueberroth, and certain other stockholders(1)
     10.5 Form of Indemnification Agreement for officers and directors(1)
     10.6 Commercial Lease dated December 21, 1992 between Portolese and Sample Investments and International Ambassador Programs, Inc.(1)
     10.7 First Amendment to Commercial Lease dated January 3, 1995 between Portolese and Sample Investments and International Ambassador Programs, Inc.(1)
     10.8   Form of Employment Agreement with Executive Officers(1)
     10.9 Form of Note between the Company and the Ueberroths relating to the Distribution(1)
     10.10 General Contract between People to People and M.L. Bright Associates dated July 1, 1995 and Assignment documents to the Company dated February 6, 1996(2)
     10.11  Agreement and Plan of Merger, effective as of December 11,
              1996 by and among Ambassadors International, Inc., a Delaware corporation, Ambassadors Performance Improvement, Inc., a Delaware corporation and wholly owned subsidiary of Ambassadors, Bitterman & Associates, Inc., a Minnesota corporation, and Michael H. Bitterman.(3)
     10.12 Asset Purchase Agreement dated as of February 5, 1998 by and among the company, Ambassador Performance Group, Inc., Rogal America, Co. and Andrew Rogal.(4)
     10.13 Lease dated December 20, 1996 between Rogal America, Inc. and Ark-Les Corp.(5)
     10.14 Industrial Lease dated ________, 19__ between the Company and the Irvine Company (5)
     21.1   Subsidiaries of Ambassadors International, Inc.(5)
     23.1   Consent of Coopers & Lybrand L.L.P.(5)
     24.1 Powers of Attorney and certified copy of the related resolutions of the board of directors.(5)
     27.1   Financial Data Schedule--1997(5)
     27.2   Financial Data Schedule--1996(5)
     99.1 Item 2 of the Company's Current Report on Form 8-K dated February 20, 1998.(6)

     (1) Filed as an exhibit of the same number to the Company's Registration Statement on Form S-1 (Registration No. 33-93586) and incorporated herein by reference.
     (2) Filed as an exhibit of the same number to the Company's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.
     (3)    Filed with the Securities and Exchange Commission as Exhibit
            2.5 to Form 8-K dated January 3, 1997, and incorporated herein by reference.
     (4)    Filed with the Securities and Exchange Commission as Exhibit
            2.6 to Form 8-K dated February 5, 1998, and incorporated herein by reference.
     (5)    Filed herewith.
     (6) Filed with the Securities and Exchange Commission as part of a Current Report on Form 8-K on February 5, 1998 and incorporated herein by reference.

     REPORT OF INDEPENDENT ACCOUNTANTS



     Board of Directors and Shareholders
     Ambassadors International, Inc.
     Spokane, Washington


     We have audited the accompanying consolidated balance sheets of Ambassadors International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassadors International, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for impairment of long-lived assets in 1996.


                                       COOPERS & LYBRAND L.L.P.

     Spokane, Washington
     February 9, 1998, except for the first
        paragraph of Note 12 as to which the
        date is February 19, 1998

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED BALANCE SHEETS
     December 31, 1997 and 1996


                                                 1997         1996
                                                 -----------  -----------

               ASSETS

     Current assets:
       Cash and cash equivalents                 $22,870,546  $18,281,433
       Restricted cash equivalents                   125,000       55,000
       Available-for-sale investments                             590,111
       Accounts receivable                         1,753,369    1,469,053
       Inventory                                      76,033      157,234
       Prepaid program costs and expenses          2,004,995    1,359,950
       Deferred income taxes                          31,229       24,584
       Other assets                                  422,096       12,892
                                                 -----------  -----------
           Total current assets                   27,283,268   21,950,257

     Property and equipment, net                   2,148,305    1,575,486
     Other investments                               462,500      262,500
     Goodwill, net of $290,711 and $115,567
       of accumulated amortization                 4,247,219    3,308,224
     Covenants-not-to-compete, net of
       $179,485 and $19,209 of accumulated
       amortization                                  195,515      135,791
     Other assets                                     85,573       36,792
     Deferred income taxes                            26,608
                                                 -----------  -----------
           Total assets                          $34,448,988  $27,269,050
                                                 ===========  ===========

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     December 31, 1997 and 1996


                                                 1997         1996
                                                 -----------  -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                          $ 1,616,120  $ 1,764,002
       Accrued expenses                              724,008      822,927
       Participants' deposits                      7,397,924    6,199,982
       Customer advances                             980,834    1,335,368
       Notes payable, current portion                171,241      201,146
       Unrealized loss on foreign currency
       exchange contracts                            674,625
                                                 -----------  -----------
           Total current liabilities              11,564,752   10,323,425

     Deferred income taxes                                        163,044
     Notes payable due after one year                328,696
                                                 -----------  -----------
           Total liabilities                      11,893,448   10,486,469
                                                 -----------  -----------

     Commitments and contingencies
       (Notes 6, 7, 8 and 12)

     Shareholders' equity:
       Preferred stock, $.01 par value;
         2,000,000 shares authorized;
         none issued and outstanding
       Common stock, $.01 par value;
         authorized, 20,000,000 shares;
         issued and outstanding, 6,768,223
         and 6,753,887 shares                         67,682       67,539
       Additional paid-in capital                 13,760,963   13,625,279
       Retained earnings                           8,726,895    3,089,763
                                                 -----------  -----------
           Total shareholders' equity             22,555,540   16,782,581
                                                 -----------  -----------
           Total liabilities and
             shareholders' equity                $34,448,988  $27,269,050
                                                 ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF INCOME
     for the years ended December 31, 1997, 1996 and 1995

                                    1997         1996         1995
                                    -----------  -----------  -----------
     Revenue                        $26,540,897  $18,843,422  $17,132,920
                                    -----------  -----------  -----------
     Operating expenses:
       Selling and tour promotion     9,825,916    8,420,151    8,693,600
       General and administrative     8,210,378    5,769,874    4,676,494
                                    -----------  -----------  -----------
                                     18,036,294   14,190,025   13,370,094
                                    -----------  -----------  -----------
     Operating income                 8,504,603    4,653,397    3,762,826
                                    -----------  -----------  -----------
     Other income (expense):
       Interest expense                  (9,535)      (1,515)      (2,404)
       Interest and dividend income   1,588,408    1,079,855      785,561
       Realized and unrealized gain
         (loss) on investments       (1,101,526)     290,253      278,471
       Other, net                           647      (41,060)      (7,868)
                                    -----------  -----------  -----------
                                        477,994    1,327,533    1,053,760
                                    -----------  -----------  -----------
     Income before income taxes       8,982,597    5,980,930    4,816,586
     Income tax provision (benefit)   3,345,465    2,034,395     (340,708)
                                    -----------  -----------  -----------
     Net income                     $ 5,637,132  $ 3,946,535  $ 5,157,294
                                    ===========  ===========  ===========
     Unaudited proforma information:
       Income before income taxes                             $ 4,816,586
       Income tax provision                                     1,637,639
                                                              -----------
                                                              $ 3,178,947
                                                              ===========
       Net income per share -
         basic                      $      0.83  $      0.60  $      0.57
                                    ===========  ===========  ===========
       Weighted-average shares
         outstanding - basic          6,759,541    6,618,454    5,623,688
                                    ===========  ===========  ===========
       Net income per share -
         diluted                    $      0.82  $      0.59  $      0.56
                                    ===========  ===========  ===========
       Weighted-average shares
         outstanding - diluted        6,893,231    6,649,884    5,647,882
                                    ===========  ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the years ended December 31, 1997, 1996 and 1995

                                                                                 Retained
                                            Common Stock            Additional   Earnings     Receivables
                                            ----------------------  Paid-In      (Accumulat-  From
                                            Shares     Amount       Capital      ed Deficit   Shareholders Total
                                            ---------  -----------  -----------  -----------  ------------ -----------
      Balances, December 31, 1994               6,636  $     6,636  $   133,540  $ 1,688,539               $ 1,828,715
        Origination of receivables
           from shareholders                                                                  $(1,820,000)  (1,820,000)
        Redemption and retire-
           ment of common stock                (2,823)      (2,823)    (133,540)  (1,683,637)   1,820,000
        Contribution of S corporation
           retained earnings with change
           to C corporation status                                        4,902       (4,902)
        Effect of reorganization and
           sale of common stock, net
           of issuance costs                6,531,217       61,537   11,921,566                             11,983,103
        Distributions to shareholders                                             (6,014,066)               (6,014,066)
        Origination of notes receivable
           from shareholders                                                                   (2,000,000)  (2,000,000)
        Repayment of notes receivable
           from shareholders                                                                    2,000,000    2,000,000
        Net income                                                                 5,157,294                 5,157,294
                                            ---------  -----------  -----------  -----------  -----------  -----------
      Balances, December 31, 1995           6,535,030       65,350   11,926,468     (856,772)           0   11,135,046
        Stock issued for acquisition
           of subsidiaries                    218,857        2,189    1,698,811                              1,701,000
        Net income                                                                 3,946,535                 3,946,535
                                            ---------  -----------  -----------  -----------  -----------  -----------
      Balances, December 31, 1996           6,753,887       67,539   13,625,279    3,089,763            0   16,782,581
        Stock options exercised                14,336          143      135,684                                135,827
        Net income                                                                 5,637,132                 5,637,132
                                            ---------  -----------  -----------  -----------  -----------  -----------
      Balances, December 31, 1997           6,768,223  $    67,682  $13,760,963  $ 8,726,895  $         0  $22,555,540
                                            =========  ===========  ===========  ===========  ===========  ===========

      The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the years ended December 31, 1997, 1996 and 1995


                                    1997         1996         1995
                                    -----------  -----------  ------------
     Cash flows from operating
       activities:
         Net income                 $ 5,637,132  $ 3,946,535  $ 5,157,294
         Adjustments to reconcile
           net income to net cash
           provided by operating
           activities:
             Depreciation and
               amortization             894,963      392,403      227,039
             Deferred income tax
               provision (benefit)     (196,297)     458,235     (340,708)
             (Gain) loss on
               investments            1,101,526     (290,253)    (278,471)
             Loss on sale of prop-
               erty and equipment        15,245          880
             Purchase of trading
               securities            (6,699,420)  (7,765,969)  (1,005,000)
             Proceeds from sale of
               trading securities     6,225,946    8,330,781    1,076,575
             Change in assets and
               liabilities, net of
               effects of purchase
               of subsidiaries:
                 Restricted cash
                   equivalents          (70,000)     (10,000)      (5,000)
                 Accounts
                   receivable          (284,316)     882,787     (468,126)
                 Inventory               81,201
                 Prepaid program
                   costs and
                   expenses             179,635       62,447     (159,397)
                 Accounts payable
                   and accrued
                   expenses            (246,801)    (564,821)    (695,502)
                 Accrued incentive
                 compensation                                  (2,403,600)
                 Participants'
                   deposits            (116,226)     684,834      697,937
                 Customer advances     (354,534)
                                    -----------  -----------  -----------
                     Net cash
                       provided by
                       operating
                       activities     6,168,054    6,127,859    1,803,041
                                    -----------  -----------  -----------

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended December 31, 1997, 1996 and 1995

                                    1997         1996         1995
                                    -----------  -----------  ------------
     Cash flows from investing
       activities:
         Purchase of property and
           equipment                $(1,032,040) $  (338,072) $  (454,778)
         Proceeds from sale of
           property and equipment                      1,220        2,500
         Proceeds from sale of
           available-for-sale
           securities                   636,684
         Purchase of other
           investments                 (200,000)    (262,500)
         Cash paid for acquisition
           of subsidiaries, net of
           cash received               (199,075)    (105,340)
         Payment for covenant-not-
           to-compete agreement        (220,000)    (125,000)
         Redemption of life
           insurance                                               28,950
         Change in other assets        (295,631)      19,766        2,147
         Issuance of note
           receivable                  (162,354)
                                    -----------  -----------  -----------
                     Net cash used
                       in investing
                       activities    (1,472,416)    (809,926)    (421,181)
                                    -----------  -----------  -----------
     Cash flows from financing
       activities:
         Payments on long-term
           debt                        (242,352)     (10,752)      (9,596)
         Proceeds from exercise
           of stock options             135,827
         Net proceeds from initial
           public offering                                     11,983,103
         Redemption and retirement
           of common stock                                       (923,937)
         Shareholder distributions                             (6,090,756)
         Repayments of notes
           receivable from
           shareholders                                         2,000,000
         Origination of notes
           receivable from share-
           holders                                            (2,000,000)
                                    -----------  -----------  ----------
                     Net cash
                       provided by
                       (used in)
                       financing
                       activities      (106,525)     (10,752)   4,958,814
                                    -----------  -----------  -----------

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended December 31, 1997, 1996 and 1995


                                    1997         1996         1995
                                    -----------  -----------  ------------

     Net increase in cash and
       cash equivalents             $ 4,589,113  $ 5,307,181  $ 6,340,674
     Cash and cash equivalents,
       beginning of year             18,281,433   12,974,252    6,633,578
                                    -----------  -----------  -----------
     Cash and cash equivalents,
       end of year                  $22,870,546  $18,281,433  $12,974,252
                                    ===========  ===========  ===========
     Supplemental disclosure of
       cash flow information:
         Cash paid for interest     $     9,535  $     1,515  $     2,404
         Cash paid for income
           taxes                      3,688,507    1,440,000
         Noncash investing and
           financing activities:
             Issuance of stock
               for acquisition
               of subsidiaries                     1,701,000
           Net reduction of assets
             and liabilities
             associated with
             deferred sale of land
             and building through
             redemption of common
             stock                                                896,063
           Origination of note payable
             for acquisition of
             subsidiary                 541,143


     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          ORGANIZATION AND BASIS OF CONSOLIDATION
          ---------------------------------------
          On August 4, 1995, Ambassadors International, Inc. (the Company), was reincorporated in the state of Delaware and changed its name from International Ambassador Programs, Inc. (see Note 10). The Company's predecessor, International Ambassadors Programs, Inc., was incorporated in the state of Washington in 1967. Subsequent to the reincorporation, the Company contributed all of its assets and liabilities to Ambassador Programs, Inc., a wholly owned subsidiary.

          The consolidated financial statements include the accounts of Ambassadors International, Inc., and its subsidiaries, Ambassador Education Group, Inc. (AEG) and Ambassador Performance Group, Inc. (APG). AEG and APG have several wholly owned operating subsidiaries including those described in Note 12. All significant intercompany accounts and transactions are eliminated in consolidation. Through AEG, the Company organizes, markets and operates international educational travel programs on a worldwide basis for students and adults. Through APG, the Company develops, markets and manages performance improvement programs for a nationwide roster of corporate clients that utilize merchandise awards, consumer promotions and incentive travel, as well as provides comprehensive housing, registration and travel services for major meetings, conventions, expositions and trade shows.

          During the years ended December 31, 1997, 1996 and 1995, the Company's revenues as a percentage of total revenues were derived from travel programs in the following geographic areas:

                                             1996   1997   1995
                                             ----   ----   ----
            Europe                           34%    41%    38%
            South Pacific                    24%    28%    32%
            China                            11%    11%    19%
            Other                            17%    19%    7%

          CREDIT RISK
          -----------
          The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the federal insurance limit or at institutions which are not covered by this insurance. The Company believes that its primary trade accounts receivable credit risk exposure is limited as travel program participants are required to pay for their

      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

          CREDIT RISK, CONTINUED
          ----------------------
          entire program costs prior to the program departure and trade accounts receivable for non-travel related programs are principally with large credit-worthy corporations.

          CASH AND CASH EQUIVALENTS
          -------------------------
          The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and marketable securities. The Company considers investments with remaining maturities at date of purchase of three months or less to be cash equivalents.

          The Company's restricted cash equivalents represent certificates of deposit held by four airline companies as collateral for airfare purchase agreements. The certificates of deposit are issued in the Company's name with the respective airline company listed as the beneficiary.

          INVENTORY
          ---------
          Merchandise inventory that is used in connection with the Company's merchandise award programs is stated at the lower of cost, as determined by the first-in, first-out method, or net realizable value.

          INVESTMENTS
          -----------
          The Company classifies its marketable investments as trading or available-for-sale. Trading securities consist of foreign currency futures and forward contracts which are carried at fair value. The Company uses foreign currency exchange contracts as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. Realized and unrealized gains and losses on these securities are recognized in the statement of income.

          Available-for-sale securities are recorded at market value. Unrealized gains and losses are excluded from operations and reported as a separate component of shareholders' equity, net of deferred income taxes.

      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

          INVESTMENTS, CONTINUED
          ----------------------
          Realized gains and losses on the sale of investments are recognized on a specific identification basis in the statement of income in the period the investments are sold.

          The Company owns a 20% interest in a company which provides packaged tours primarily to Formula One, Indy Car and NASCAR races. This investment is reported on the equity method. The Company also owns a 15% interest in a joint venture. The joint venture's purpose is the acquisition of preferred stock (which represents 18.4% of the total outstanding stock) of a private company. This investment is reported at the lower of cost or estimated net realizable value.

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

          When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations.

          GOODWILL AND COVENANTS-NOT-TO-COMPETE
          -------------------------------------
          Goodwill recorded in connection with the Company's acquisition of other businesses is being amortized using the straight-line method over 10 to 15 years. Costs associated with obtaining covenants-not-to-compete are amortized using the straight-line method over the term of the agreements, generally 5 to 10 years.

          In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets or Long-Lived Assets to be Disposed Of." SFAS No. 121 requires certain long-lived assets, such as the Company's property and equipment and goodwill, be reviewed for impairment in value whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is to be recognized. There was no effect on the Company's results of operations, financial condition or cash flows of adopting SFAS No. 121 on January 1, 1996.

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

          The Company also recognizes revenue from the sale of merchandise, printing and administration of customer incentive programs. Revenues from the sale of merchandise are recognized when the merchandise is shipped. Revenue from incentive programs is deferred as customer advances until the Company's obligations are fulfilled. Revenues are recognized from printing and administration based upon the percentage of completion of the related program.

          Amounts reported as customer advances associated with prepaid certificate-based merchandise incentive programs are subject to change due to estimates made by management related to the ultimate obligation associated with the unredeemed prepaid certificates. Estimates are based upon historical trends of issued and redeemed certificates. Due to uncertainties inherent in the estimation process, it is reasonably possible that changes could occur in the near term which could materially affect the estimated obligation.

          SELLING AND TOUR PROMOTION EXPENSES
          -----------------------------------
          The Company expenses all selling and tour promotion costs as incurred.

          NET INCOME PER SHARE
          --------------------
          In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" was issued. SFAS No. 128 established standards for computing and presenting earnings per share (EPS). It requires the dual presentation and a reconciliation of basic and diluted EPS. The Company adopted the provisions of SFAS No. 128 in 1997, and all prior period EPS calculations have been restated to conform with SFAS No. 128. There was no effect of adopting SFAS No. 128 on EPS as previously reported.

      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

          NET INCOME PER SHARE, CONTINUED
          -------------------------------
          Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share - diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

          Historical net income per share for the year ended December 31, 1995 has not been presented as it is not meaningful in the presentation of these financial statements. Pro forma weighted average common shares outstanding have been calculated for the year ended December 31, 1995, using common shares outstanding after the reorganization and, including certain shares issued in connection with the initial public offering (see Notes 10 and 11).

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

          RECLASSIFICATIONS
          -----------------
          Certain prior year amounts have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

          NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------
          In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued, which requires reporting of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. This Statement is effective for fiscal years beginning after December 15, 1997. Management does not believe that the implementation of SFAS No. 130 will have a material impact on the presentation of its consolidated financial statements.

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments for an Enterprise and Related Information." This Statement requires presentation of segment information in reports to shareholders including disclosures about the products and services an entity provides and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management of the Company has not determined the disclosure to be made upon implementation of SFAS No. 131.


      2.  INVESTMENTS:

          TRADING SECURITIES
          ------------------
          At December 31, 1997, the Company had foreign currency forward contracts. The cost and fair values of these securities were as follows:

               Cost                                            $        0
               Gross unrealized gains                             374,775
               Gross unrealized losses                         (1,049,400)
                                                               ----------
               Fair value (carrying value)                     $ (674,625)
                                                               ==========

          The fair value of the Company's investments in foreign currency forward contracts is based upon the spot price of these currencies at December 31, 1997.

          There was no cost or unrealized gain or loss associated with the Company's foreign currency contracts at December 31, 1996. Net realized gains (losses) on investments of $(426,901), $290,253 and $7,983 for the years ended December 31, 1997, 1996 and 1995, respectively, were included in the determination of net income.

          TRADING SECURITIES, CONTINUED
          -----------------------------
          AVAILABLE-FOR-SALE SECURITIES
          -----------------------------
          The Company's available-for-sale investments were all obtained through the acquisition of a subsidiary on December 31, 1996 (see
          Note 12). Since the acquisition was accounted for using the purchase method of accounting, cost and market value were the same at December 31, 1996 as follows:

                Taxable fixed income securities                  $224,315
                Equity securities                                 365,796
                                                                 --------
                                                                 $590,111
                                                                 ========

     3.  PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following at December 31, 1997 and 1996:

                                                   1997        1996
                                                   ----------  ----------
             Office furniture, fixtures and
               equipment                           $1,519,240  $1,312,516
             Computer equipment                     2,308,828   2,014,779
             Leasehold improvements                   676,065     161,301
                                                   ----------  ----------
                                                    4,504,133   3,488,596
             Less accumulated depreciation
               and amortization                    (2,355,828) (1,913,110)
                                                   ----------  ----------
                                                   $2,148,305  $1,575,486
                                                   ==========  ==========

          Depreciation and amortization expense on property and equipment of approximately $444,000, $327,000 and $227,000 for the years ended December 31, 1997, 1996 and 1995, respectively, were included in the determination of net income.


      4.  NOTE PAYABLE:

          During 1997, in conjunction with one of the Company's acquisitions, the Company agreed to pay $541,143 over three years with quarterly principal and interest payments of $50,000. The amount bears interest at 6.5% and the obligation is unsecured.

          At December 31, 1997, future maturities of the note payable are as follows:

               Year Ended
               December 31,
               ------------
                 1998                                $171,241
                 1999                                 182,808
                 2000                                 145,888
                                                     --------
                                                     $499,937
                                                     ========

      5.  INCOME TAXES:

          Effective August 4, 1995, the Company terminated its S corporation status. As a result, the Company's earnings for the period ended August 4, 1995 were taxed at the shareholders' level. From August 5, 1995, the Company's earnings (losses) have been taxed as a C corporation and the resultant income taxes have been reflected in the consolidated financial statements.

          The provision (benefit) for income taxes for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                                       1997        1996        1995
                                       ----------  ----------  ----------
             Current:
               Federal                 $3,356,949  $1,542,186
               State                      102,866      33,974
             Deferred                    (114,350)    458,235  $ (340,708)
                                       ----------  ----------  ----------
                                       $3,345,465  $2,034,395  $ (340,708)
                                       ==========  ==========  ==========

           Components of the net deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                       December 31, 1997
                                       -----------------------------------
                                       Assets      Liabilities   Total
                                       ---------   -----------   ---------
            Accrued vacation           $  44,051                 $  44,051
            Depreciation                            $(199,614)    (199,614)
            Unrealized loss on
              futures contracts          272,565                   272,565
            Amortization of good-
              will and non-compete
              agreements                  31,782                    31,782
            Net operating loss
              carryforwards              293,045                   293,045
            Customer advances                        (415,661)    (415,661)
            Inventory valuation           29,467                    29,467
            Other                          2,202                     2,202
                                       ---------    ---------    ---------
            Total temporary
              differences and
              tax attributes           $ 673,112    $(615,275)   $  57,837
                                       =========    =========    =========

                                       December 31, 1996
                                       -----------------------------------
                                       Assets       Liabilities  Total
                                       ---------    -----------  ---------
            Accrued vacation           $  51,380                 $  51,380
            Depreciation                            $(163,044)    (163,044)
            Unrealized gain on
              available-for-sale
              investments                              (7,364)      (7,364)
            Net operating loss
              carryforwards              279,180                   279,180
            Customer advances                        (295,248)    (295,248)
            Other                          1,050       (4,414)      (3,364)
                                       ---------    ---------    ---------
            Total temporary
              differences and
              tax attributes           $ 331,610    $(470,070)   $(138,460)
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

          The income tax provision (benefit) for the years ended
          December 31, 1997, 1996 and 1995 differ from that computed using the federal statutory rate applied to income before income taxes as follows:

                                   1997                1996                1995
                                   -----------------   -----------------   -----------------
                                   Amount      %       Amount      %       Amount      %
                                   ----------  -----   ----------  -----   ----------  -----
      Provision at the federal
        statutory rate             $3,054,083  34.0%   $2,033,516  34.0%   $1,637,639  34.0%
      Tax effect of income not
        subject to federal tax
        due to Sub-chapter S
        status                                                             (2,062,273)(42.8)
      Recognition of net deferred
        tax liability in
        connection with S
        corporation termination                                                83,926   1.7
      Nondeductible goodwill           78,869   0.9
      State income tax, net of
        federal benefit                67,892   0.8
      Adjustment of prior years'
        taxes                         104,144   1.2
      Other                            40,477   0.3           879
                                   ----------  ----    ----------  ----    ---------   ----
                                   $3,345,465  37.2%   $2,034,395  34.0%   $(340,708)  (7.1)%
                                   ==========  ====    ==========  ====    =========   ====

           At December 31, 1997, the Company has acquired companies with federal net operating loss carryforwards of approximately $792,000, which can be used to offset future regular taxable income. These carryforwards expire in 2011. The Company's utilization of tax net operating loss carryforwards is currently limited to approximately $133,000 annually, subject to earnings from the acquired entity.


      6.   COMMITMENTS AND CONTINGENCIES:

           The substantial majority of the Company's travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide an economic hedge against certain of these foreign currency risks. The Company uses forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Additionally, the Company uses foreign currency call options which provide the Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrent with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option. The strike prices on these options generally straddle the exchange rate at the time the options are purchased and sold. Any gains or losses associated with these anticipated transactions are recognized in the Company's operations currently based upon the fair value of the instruments as the Company does not have firm commitments to purchase goods and services denominated in foreign currencies. The Company also purchases future contracts to similarly hedge its foreign currency risk. The Company is exposed to credit risk under the forward contracts to the extent that the counterparty is unable to perform under the agreement. The Company has a $23,000,000 credit facility through July 1998 to support foreign currency purchases and foreign exchange forward contracts.

           At December 31, 1997, the Company had outstanding forward exchange contracts to purchase foreign currencies as follows:

                 Currency                               Amount
                 --------                               ------
                 Australian dollar                      $ 5,273,570  (A)
                 French franc                             1,011,638  (B)
                 New Zealand dollar                       1,235,850  (C)
                 British pound                            7,879,225  (B)
                 Australian dollar                        2,036,925  (D)
                                                        -----------
                                                        $17,437,208
                                                        ===========

         (A) Matures in April-July 1998
         (B) Matures in April-June 1998
         (C) Matures in April-August 1998
         (D) Matures in May 1999

         At December 31, 1996, there were no unrealized gains or losses associated with the Company's foreign currency contracts. For the years ended December 31, 1997 and 1995, the Company recognized unrealized foreign currency gains (losses) associated with these financial instruments of $(674,625) and $270,488, respectively.

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

           The Company leases office facilities and office equipment under noncancelable operating leases. At December 31, 1997, future noncancelable lease commitments, including the lease described in Note 7, are as follows:

               Year Ended
               December 31,
               ------------
                 1998                              $  653,283
                 1999                                 536,131
                 2000                                 485,964
                 2001                                 449,605
                 2002                                 447,354
                 Thereafter                           887,808
                                                   ----------
                                                   $3,460,145
                                                   ==========

           Total rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $747,000, $503,000 and $444,000, respectively.

           In addition to the above lease commitments, the Company entered into a new lease agreement for one of its facilities commencing in June 1998 for $28,346 per month for seven years. Additionally, with an acquisition in February 1998 described in
           Note 12, the Company assumed a lease for $15,640 per month until 2003.


      7.   RELATED-PARTY TRANSACTIONS:

           In 1992, the Company sold, financed and leased back its office building and land to a partnership formed by two shareholders of the Company, who were also officers and directors. Effective January 1, 1995, the Company modified its lease to provide a 10-year lease cancelable with notice after the initial three-year term. This lease is renewable for an additional 10 years after the initial lease term. For each of the years ended December 31, 1997, 1996 and 1995, the Company incurred rent expense approximating $444,000 under this lease.

           In March 1995, the Company loaned $1,000,000 each to Messrs. John and Peter Ueberroth (the Ueberroths), Company shareholders, under notes receivable bearing interest at 7.25% per annum. In June 1995, both notes were repaid in full, and the Company recognized approximately $36,000 of interest income during 1995.

           The Company owns a 15% interest in a joint venture whose Chairman of the Board and Chief Executive Officer is also a Director of the Company. Also, the President of the Company is a director of the joint venture.

      8.   STOCK PLANS:

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

                        Year Ended              Year Ended              Year Ended
                        December 31, 1997       December 31, 1996       December 31, 1995
                        ----------------------  ----------------------  ----------------------
                        As          Pro         As          Pro         As          Pro
                        Reported    Forma       Reported    Forma       Reported    Forma
                        ----------  ----------  ----------  ----------  ----------  ----------
      Net income        $5,637,132  $5,242,093  $3,946,535  $3,783,749  $3,178,947  $3,032,901
                        ==========  ==========  ==========  ==========  ==========  ==========
      Net income
        per share -
        basic           $     0.83  $     0.78  $     0.60  $     0.57  $     0.57  $     0.54
                        ==========  ==========  ==========  ==========  ==========  ==========
      Net income
        per share -
        diluted         $     0.82  $     0.76  $     0.59  $     0.57  $     0.56  $     0.54
                        ==========  ==========  ==========  ==========  ==========  ==========

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

                                    1997        1996          1995
                                    ----------  ------------  ------------
             Dividend yield                0%            0%            0%
             Expected volatility          63%           84%           84%
             Risk free interest
               rates                    6.50%   6.40%-6.44%   5.57%-5.65%
             Expected option lives  9.7 years       8 years       8 years


         Stock option transactions are summarized as follows:

                                                          Weighted-
                                                          Average    Exercise
                                              Number of   Exercise   Price           Expiration
                                              Shares      Price      Per Share       Date
                                              ---------   --------   -------------   ----------
            Balance, December 31, 1994             -
              Options granted                  319,800     $ 8.92    $   8.25-9.00      2005
              Options forfeited                (42,750)      9.00             9.00
                                               -------     ------    -------------
            Balance, December 31, 1995         277,050       8.90        8.25-9.00      2005
              Options granted                  109,400      10.79       9.75-11.25      2006
              Options forfeited               (145,087)      9.06       9.00-11.00
                                               -------     ------    -------------
            Balance, December 31, 1996         241,363       9.66       8.25-11.25      2005-
                                                                                        2006
              Options granted                  269,950      10.84       8.75-15.25      2007
              Options forfeited                (49,925)      9.53       9.00-11.00
              Options exercised                (14,336)      9.47       9.00-11.25
                                               -------     ------    -------------
            Balance, December 31, 1997         447,052     $10.39    $  8.25-15.25      2005-
                                               =======     ======    =============      2007
            Exercisable, December 31, 1997      76,326     $ 9.34
                                               =======     ======

          The weighted-average fair value of options granted during 1997, 1996 and 1995 were $8.32 per share, $7.95 per share and $8.41 per share, respectively.

          In addition to the stock options above, during 1997, the Company granted an executive 50,000 shares of the Company's stock which vests over four years. The Company incurred compensation expense of approximately $53,000 in 1997 related to these shares.

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

          Employees are eligible to participate in the Plan upon one year of service and 21 years of age. Employees may contribute up to 15% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 1997 and 1996, the Company contributed approximately $26,000 and $57,000 to the Plan, respectively. No contributions were made to the Plan in 1995.


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


     11.  PRO FORMA STATEMENT OF INCOME INFORMATION:

          The pro forma statement of income for the year ended December 31, 1995 presents the pro forma effects of recording an income tax provision for the Company as a C corporation rather than an S corporation. The total pro forma adjustment to the historical information for the year ended December 31, 1995 was $1,978,347.


     12.  BUSINESS ACQUISITIONS:

          In February 1998, the Company acquired certain assets of a meeting management company specializing in comprehensive, integrated hotel registration and related travel services for major meetings, conventions and trade shows. The Company is located in Boston, Massachusetts. In February 1998, the Company acquired all of the outstanding stock of a meeting management and incentive travel company located in Westlake, California. The total purchase price for these acquisitions was $7,550,000 and 192,255 shares of the Company's restricted common stock and certain contingent consideration. The common stock issued to effect the transactions will be recorded at fair value.

          In September 1997, the Company acquired the assets of a company located in Waconia, Minnesota. The Company organizes and operates travel and other incentive programs, professional meetings, conventions and seminars for businesses. The results of operations of this business for the year ended December 31, 1996 and for the 1997 period prior to being acquired by the Company were immaterial to the consolidated operating results of the Company. The total purchase price of this company was $500,000 in cash, a $541,000 note payable and certain contingent consideration as described below. Goodwill related to this acquisition of approximately $1,054,000 is being amortized over 15 years.

          The contingent consideration to be paid is dependent upon the success of the acquired companies' programs. The contingent consideration will be accounted for as goodwill and will be amortized accordingly when, and if, the contingency is removed and additional consideration is paid.

          In December 1996, the Company acquired all of the outstanding common stock of a company which is located in Minneapolis, Minnesota, with sales offices in Des Moines, Iowa; Newport Beach and San Francisco, California; Philadelphia, Pennsylvania; and Fairway, Kansas. The Company administers incentive travel and merchandise programs. In connection with this acquisition, the Company also entered into a ten-year covenant-not-to-compete agreement for a total of $1,200,000. This amount will be paid in equal annual payments over eight years.

          In February 1996, the Company acquired the assets of a company which has offices in Winnebago, Illinois and Birmingham, Alabama and provides adult travel programs. In connection with the acquisition, the Company also entered into a covenant-not-to-compete agreement for a total of $300,000, to be paid over 4.5 years.

          In January 1996, the Company acquired all of the outstanding stock of a meeting management and incentive travel company located in Newport Beach, California.

          All of the above acquisitions have been accounted for using the purchase method of accounting. The results of operations of these companies have been included in the consolidated statement of income since their respective dates of acquisition.

          The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the 1996 acquisitions had occurred at January 1, 1995:

                                                 1996         1995
                                                 -----------  -----------
             Revenue                             $22,616,552  $21,922,665
                                                 ===========  ===========
             Net income                          $ 3,690,375  $ 3,045,964
                                                 ===========  ===========
             Net income per share - basic        $      0.55  $      0.52
                                                 ===========  ===========

          The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the bases assumed above, nor are they indicative of the results of future combined operations.

     13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

             INVESTMENTS - The fair value of the Company's investments in foreign currency forward contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year end. The fair value of the Company's foreign currency put and call options is based on the estimated amount to terminate the put and call contracts with the counterparties at year end. The fair value of the Company's investment in debt and equity securities is based on quoted market prices.

             OTHER ASSETS - The fair value of the note receivable, which is included in other assets, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for notes with similar remaining maturities and credit risks.

             OTHER INVESTMENTS - The fair value of other investments approximates carrying value.

             NOTES PAYABLE - The fair value of notes payable is based on the discounted value of contractual cash flows of the notes. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

          The estimated fair values of the following financial instruments as of December 31, 1997 and 1996 are as follows:

                                          1997                        1996
                                          -------------------------   -------------------------
                                          Carrying      Fair          Carrying      Fair
                                          Amount        Value         Amount        Value
                                          -----------   -----------   -----------   -----------
      Financial assets:
        Cash and cash equivalents         $22,870,546   $22,870,546   $18,281,433   $18,281,433
        Investments                          (674,625)     (674,625)      590,111       590,111
        Other assets                          162,354       162,354        35,513        35,513
        Other investments                     462,500       462,500       262,500       262,500

      Financial liabilities:
        Notes payable                         499,937       499,937       201,146       201,146

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


     14.  EARNINGS PER SHARE:

          In accordance with SFAS No. 128, the following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations. Also shown is the number of dilutive securities (stock options) that were included in the dilutive EPS computation.

                                                       1997
                                                       ----------------------------------
                                                                    Weighted-
                                                       Net          Average        Per
                                                       Income       Shares         Share
                                                       (Numerator)  (Denominator)  Amount
                                                       -----------  -------------  ------
              Net income per share - basic             $5,637,132   6,759,541      $ 0.83
                                                       ==========   =========      ======
              Net income per share - diluted:
                Net income                             $5,637,132
                                                       ==========

                                                       1997
                                                       ----------------------------------
                                                                    Weighted-
                                                       Net          Average        Per
                                                       Income       Shares         Share
                                                       (Numerator)  (Denominator)  Amount
                                                       -----------  -------------  ------
              Weighted-average shares outstanding                   6,759,541
                Effect of dilutive securities                         133,690
                                                                    ---------
                                                                    6,893,231      $ 0.82
                                                                    =========      ======

                                                       1996
                                                       ----------------------------------
                                                                    Weighted-
                                                       Net          Average        Per
                                                       Income       Shares         Share
                                                       (Numerator)  (Denominator)  Amount
                                                       -----------  -------------  ------
              Net income per share - basic             $3,946,535   6,618,454      $ 0.60
                                                       ==========   =========      ======
              Net income per share - diluted:
                Net income                             $3,946,535
                                                       ==========
                Weighted-average shares
                  outstanding                                       6,618,454
                Effect of dilutive securities                          31,430
                                                                    ---------
                                                                    6,649,884      $ 0.59
                                                                    =========      ======

                                                       1995
                                                       ----------------------------------
                                                                    Weighted-
                                                       Net          Average        Per
                                                       Income       Shares         Share
                                                       (Numerator)  (Denominator)  Amount
                                                       -----------  -------------  ------
              Net income per share - basic             $3,178,947   5,623,688      $ 0.57
                                                       ==========   =========      ======
              Net income per share - diluted:
                Net income                             $3,178,947
                                                       ==========
                Weighted-average shares
                  outstanding                                       5,623,688
                Effect of dilutive securities                          24,194
                                                                    ---------
                                                                    5,647,882      $ 0.56
                                                                    =========      ======