Form 10-K/A
period 1997-12-31
AMBASSADORS INTERNATIONAL INC
filed 1998-05-06
CIK 946842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

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


     PART IV

          Item 14.  Exhibits, Financial Statement Schedules and Reports on
                      Form 8-K


     SIGNATURES

     PART I

     Item 1.  BUSINESS

     OVERVIEW
     --------
     Ambassadors International, Inc., a Delaware corporation, is a leading educational travel, travel services and performance improvement company, which, through its wholly owned subsidiaries, is engaged primarily in the business of (i) organizing, marketing and operating international educational travel programs on a worldwide basis for students and adults (the "Education Group"); and (ii) developing, marketing and managing performance improvement programs for a nationwide roster of corporate clients that utilize merchandise awards and incentive travel, providing business meeting management services, and providing comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows (the "Performance Group").

     The Education Group is comprised of the Company's wholly owned subsidiary, Ambassador Education Group, Inc., a Delaware corporation ("AEG"), and AEG's wholly owned subsidiaries, Ambassador Programs, Inc., a Delaware corporation ("API"), and Ambassador Specialty Group, Inc., a Delaware corporation. The Performance Group is comprised of the Company's wholly owned subsidiaries, Ambassador Performance Group, Inc., a Delaware corporation ("APG"), and The Helin Organization, a California corporation ("Helin"). References to the Company herein includes Ambassadors International, Inc. and its subsidiaries, unless the context otherwise requires.

     EDUCATION GROUP

     The Company's Education Group has been active since the Company's founding in 1967. The Education Group consists of several specialized private-label travel programs, including (i) the "People to People Student Ambassador Programs" ("Student Ambassador Programs"), which provide opportunities for junior high and high school students to visit foreign countries to learn about the politics, economy and culture of such countries and (ii) the "People to People Ambassador Programs" ("Adult Ambassador Programs"), which provides foreign travel experiences for adults, with emphasis on meetings and seminars between participants and persons in similar jobs abroad. See "Business-- Education Group."

     Since 1983, the Company has organized programs for more than 70,000 students and 45,000 adults in more than 35 countries on 5 continents. In 1997, the Company's educational travel programs featured visits to such countries as Australia, China, France, Germany, Great Britain, India, Italy and New Zealand. In 1997, approximately 14,000 participants traveled on the Company's educational programs.

     A majority of the Education Group's programs are organized in connection with People to People International ("People to People"), a private, non-profit organization dedicated to the promotion of world peace through cultural exchange. People to People was founded by President Dwight D. Eisenhower in 1956 and was originally administered by the U.S. State Department. Seven Presidents since President Eisenhower have served as Honorary Chairman of People to People, including President Bill Clinton, who currently holds that position. Subject to certain exceptions, the Company's agreements with People to People give the Company the exclusive right to develop and conduct programs for kindergarten through college age students using the People to People name and the non-exclusive right to develop and conduct programs for adults using the People to People name. The Company believes that its long association with People to People has been a major factor in its ability to provide quality educational student and adult travel programs, and that this relationship provides the Company with greater access to foreign governmental agencies, officials and institutions. The Company also believes that its association with the People to People programs and the recent efforts of management have provided the foundation for the Company to develop strategic alliances with Eddie Bauer, Inc., Yosemite National Institutes and the American Youth Soccer Organization.

     PERFORMANCE GROUP

     During 1996, the Company commenced operations of its Performance Group through the acquisition of two existing entities engaged in this business. See "Business--Performance Group." In February 1998, through its acquisition of the assets of Rogal America, Co. ("Rogal"), the Company further expanded its Performance Group to include comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows. See "Recent Acquisitions."

     The Performance Group develops, markets and manages performance improvement programs for a nationwide roster of clients. The programs offer services in three principal areas: (i) performance improvement programs, (ii) business meeting management services and (iii) comprehensive housing reservation, registration and travel services. The Company's performance improvement programs utilize merchandise awards and travel incentives designed to help clients achieve sales goals, improve productivity and attract and retain qualified employees. The Company's business meeting management services assist clients in planning, coordinating and producing business meetings and conferences. The Company also provides comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows. These services include hotel booking, guest registration, confirmation, and on-site services.

     The Performance Group's clients include both small and large businesses and organizations, including several Fortune 500 companies and nationally recognized trade and professional associations.

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


     BUSINESS
     --------
     EDUCATION GROUP

     Through its Education Group, the Company organizes, markets and operates educational travel programs for students and adults, principally using the People to People name. The Company has the exclusive right to develop and conduct programs for kindergarten through college age students using the People to People name. The Company also has the non-exclusive right to develop, market and operate programs for adults using the People to People name; however, at the present time the Company is the only entity that has been given this right by People to People. These rights have been granted pursuant to agreements with People to People, which expire in 2005. The agreements will be automatically renewed for an additional ten years unless either party elects otherwise. The principal offices of the Company's Education Group are located in Spokane, Washington.

     STUDENT AMBASSADOR PROGRAMS. The Company's Student Ambassador Programs provide an opportunity for students in the sixth through twelfth grades to visit one or more foreign countries to learn about the politics, economy and culture of such countries. The Company markets its Student Ambassador Programs through a combination of direct mail and local informational meetings. Representatives of the Company review candidate applications and conduct informational meetings throughout the country from September through April, after which selected applicants register to participate in the program.

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

     Programs are designed by the Company's staff of international planners and researchers to provide an educational and entertaining travel experience by exposing students to the history, government, economy and culture of the country or countries visited. In each country the Company contracts with overseas program coordinators to provide day-to-day oversight of the programs. Additionally, a guide trained by the Company accompanies the group throughout the duration of its program. In most instances, the Company also arranges to provide students the opportunity for a "homestay" (a brief stay with a host family), which gives students a glimpse of daily life in the visited country.

     Students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities which recognize academic credit include Stanford University, University of California at Los Angeles, and Georgetown University.

     ADULT AMBASSADOR PROGRAMS. The Company's Adult Ambassador Programs provide adults with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens who have similar backgrounds, interests or professions. The Company markets its Adult Ambassador Programs through a direct mail marketing effort throughout the year. Programs originate from the Company's internal marketing and research staff who identify potential delegation topics and leaders. Adult programs have been conducted in such areas as agriculture, economics, education, medicine and science.

     The Company believes that its Adult Ambassador Programs provide participants with enriching experiences and deeper understandings of foreign cultures and peoples than visits arranged independently or through travel agencies. The Adult Ambassador Programs operate year-round and are generally designed to provide a more specialized adult educational experience. Adult Ambassador Programs generally last from ten days to two weeks and are designed to provide adults with similar backgrounds or common interests the opportunity to exchange information and ideas with their counterparts in other countries. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working trips, with a significant amount of the participant's time involved in organized meetings, seminars and round-table discussions with their foreign counterparts, inspection visits to major foreign facilities and institutions and informal gatherings with foreign counterparts. Each program is led by a delegation leader chosen by the Company based upon his or her recognition in the field and expertise regarding the special focus of the particular program.

     The Company acquired additional People to People adult business through an acquisition in February 1996, which included, among other things, the right to operate adult educational and exchange travel programs under the tradenames "American People Ambassador Programs" and "Missions in Understanding" and rights under an agreement with People to People to operate additional travel programs. See "Recent Acquisitions."

     The Company also operates travel programs pursuant to alliances with Eddie Bauer, Inc., a direct mail and retail company, and Yosemite National Institutes, a non-profit organization with operations in Yosemite National Park, Olympic National Park and Golden Gate National Recreation Area. Under its agreement with Eddie Bauer, Inc., the Company recently began to offer outdoor recreational travel experiences under the name "Eddie Bauer Travel." The agreement with Yosemite National Institutes is exclusive, except that Yosemite

     National Institutes may conduct its own programs. The Company also has an agreement with the American Youth Soccer Organization to provide international travel for its players. The initial program includes travel to Paris, London and Amsterdam to play soccer matches against local teams.

     PERFORMANCE GROUP

     The Performance Group develops, markets and manages performance improvement programs for a nationwide roster of clients. The programs offer services in three principal areas: (i) performance improvement programs, (ii) business meeting management services, and (iii) comprehensive housing reservation, registration and travel services. The Performance Group commenced operations through a series of acquisitions commencing in 1996. The principal offices of the Performance Group are located in Newport Beach, California.

     In offering performance improvement programs and business meeting management services, the Performance Group follows a strategy aimed at developing and implementing programs tailored to each client's objectives. The Company's employees first meet with existing or potential clients to determine their business objectives and their performance enhancement opportunities. Once a client agrees to pursue a program, the Company works with the client to determine the scope of the program by identifying concepts and parameters in terms of purpose, costs, time and employee participation. Subsequently, the Company's employees develop and provide customized services that fall within the identified parameters.

     Performance Group employees participate in various aspects of a client's program development. The staff of creative writers and graphic designers often delivers promotional campaigns and materials that are complete from concept through production, including design, printing, collating, labeling and mailing. The Company has developed computerized monitoring systems and provides each client with lists generated by internally-designed software programs which track the program participants and enable the client to know the status of each participant at any time. Additionally, the Company provides a program coordinator to formulate, maintain and finalize each aspect of the client's event.

     For its services, the Company is usually paid a percentage markup of the program components including air and ground transportation, promotional gifts, meals and hotel accommodations. In addition, the Company is reimbursed for expenses incurred in organizing the program.

     The Company also provides comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows. The contracts for these services generally cover an annual meeting or event and may be for a term of one to several years. Pursuant to these agreements, the Company provides a wide range of services associated with booking hotel space and guest registration, including securing sufficient and appropriate hotel room inventories, coordinating blocking and booking of all hotel rooms, monitoring the status and volume of reservations, accepting individual and group reservations, mailing reservation confirmations and providing an on-site housing services desk at a meeting site to coordinate attendees' housing needs. For providing these and other services, the Company generally receives a fixed commission, which is paid directly by the hotels.

     RECENT ACQUISITIONS

     In January 1996, the Company acquired all of the capital stock of Helin, a company engaged in the performance incentives and meeting management businesses.

     In February 1996, API completed the acquisition of certain assets from Marc L. Bright, d/b/a M.L. Bright Associates ("MLB"), American People Ambassador Programs and Missions in Understanding. MLB operated adult educational and exchange travel programs under the "People to People" name.

     In December 1996, APG acquired all of the issued and outstanding shares of capital stock of Bitterman & Associates Inc. ("Bitterman"), a merchandise incentive and performance improvement company.

     In September 1997, APG acquired certain of the assets of Debol & Associates, a company engaged in the performance incentives and meeting management businesses.

     On February 5, 1998, APG acquired certain of the assets (the "Rogal Assets") of Rogal. Rogal provides comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows. The Rogal Assets include two office leases for premises in Massachusetts and Virginia, computer equipment and Rogal's existing client service contracts. The Company intends to continue to service the existing client contracts of Rogal and to expand further this area of its business. Additional information regarding this transaction is included in the Company's Current Report on Form 8-K dated February 12, 1998 (as amended on Form 8-K/A dated April 2, 1998), which report is incorporated herein by reference.

     On February 20, 1998, the Company further expanded the operations of its Performance Group through the acquisition by APG of the capital stock of Travel Incentives, Inc. ("TII"), a company engaged in the performance incentives and meeting management businesses.

     BUSINESS STRATEGY

     The Company believes that high quality programs and exceptional customer service are and will remain key elements of the Company's success. The Company's strategy is to maintain its quality standards while increasing its volume of business. To increase its business, the Company intends to (i) expand the marketing and tour volume of its existing student travel programs, (ii) introduce new student travel programs and strategic alliances, (iii) broaden its adult travel programs, (iv) expand the scope of services and increase the market penetration of the Performance Group, and (v) pursue selective acquisitions of travel and performance improvement businesses.

     COMPETITION

     The travel industry in general, and the educational segment of the travel industry in particular, is highly competitive. The Company's student programs compete with similar educational travel programs operated by other individuals and organizations, as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents. The Company's adult programs also compete with independent professional associations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that design travel programs for adults.

     The Company believes that the barriers to entry for any future competitors are relatively low. Certain organizations engaged in the travel business have substantially greater financial, marketing and sales resources than the Company. There can be no assurance that the Company's present competitors or competitors that choose to enter the marketplace in the future will not exert significant competitive pressures on the Company.

     The Company believes that the principal bases of competition in the educational segment of the market are the quality and uniqueness of the educational program offered, customer service, reputation and program cost. The Company believes that its agreements with People to People, as well as its years of experience organizing student educational programs and established relationships with public officials, organizations and residents in countries in which it provides programs, allow the Company to provide an educational opportunity that is not easily duplicated by competitors' programs.

     The Performance Group also competes in segments of the travel industry that are highly competitive. In the meeting management and incentives businesses, the Company competes with companies which are larger and have greater resources than the Company. The Company believes that, although some potential clients will focus on price alone, other clients will also be interested in the quality of the programs developed by the Performance Group and customer service. The Company believes that its programs are not easily duplicated by its competitors.

     SERVICEMARKS

     The Company has registered a variety of service and trademarks, including the names "High School Student Ambassador Program" and "Citizen Ambassador Program." In addition, the Company has the right, subject to certain exceptions, to use People to People's name, servicemark and logo for use in marketing student and adult programs. In February 1996, the Company acquired the exclusive rights to the names "American People Ambassador Programs" and "Missions in Understanding." The Company believes that the strength of its service and trademarks is valuable to its business and intends to continue to protect and promote its marks as appropriate. However, the Company believes that its business is not dependent upon any trademark or servicemark.

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

     EMPLOYEES

     At February 28, 1998 the Company had approximately 302 employees, of which 288 were full-time employees. Of the Company's total employees, 118 are located in Spokane, Washington, 17 are located in Newport Beach, California, 3 are located in Winnebago, Illinois, 50 are located in Minneapolis, Minnesota, 86 are located in Watertown, Massachusetts, 5 are located in Alexandria, Virginia, and 23 are located in Westlake, California. The Company has 76 full-time employees engaged in marketing and sales and 226 in operations, administration and finance. The Company also occasionally employs temporary labor on a seasonal basis to assist it with its direct marketing efforts in recognition of the fact that the Company's student travel programs are seasonal in nature. None of the Company's employees is subject to collective bargaining agreements or is represented by a union. The Company believes that its labor relations are good.


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


     Item 3.  LEGAL PROCEEDINGS

     On September 22, 1997, Sarah Buffington and certain other individuals, for themselves and on behalf of their children, six teenage students (the "Plaintiffs"), filed a lawsuit in the District Court of Harris County, Texas, against People to People and three individual tour leaders. In February 1998, the lawsuit was amended to include the Company (the original named defendants and the Company are collectively referred to as the "Defendants"). The basis for the Plaintiffs' claim is their allegation that, while the six teenagers were in Europe in June 1997 as part of a tour involving 31 students, three of the tour leaders behaved in an inappropriate manner toward the six teenagers. The Plaintiffs allege breach of contract, negligence, negligent hiring and retention of the tour leaders, slander, intentional infliction of emotional distress, and assault and battery. The Plaintiffs seek at least $15,000,000 in punitive and exemplary damages against the Defendants, together with unspecified actual damages, attorneys' fees, court costs and other incidental costs. The Company intends to defend vigorously the lawsuit. The Company believes it has meritorious defenses to this lawsuit and intends to defend itself vigorously.

     Except for the foregoing, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, the outcome of which the Company believes will not have a material adverse effect on its business, financial condition or results of operations.


     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


     PART II

     Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

     STOCK MARKET AND OTHER INFORMATION

     The Company's common stock has been traded on the Nasdaq National Market under the symbol "AMIE" since August 3, 1995. Prior to such date, there was no public trading market for the Company's equity securities. As of March 31, 1998, there were approximately 48 holders of record of the Company's Common Stock. This number does not include beneficial owners holding shares through nominee or "street" name.

     The following table sets forth the high and low sale prices of a share of the Company's Common Stock as reported on the Nasdaq National Market on a quarterly basis for the Company's fiscal years ended December 31, 1996 and December 31, 1997.


                                                        High       Low
                                                        --------   -------
     1996:
       Quarter ended March 31, 1996                      $13.25    $ 8.50
       Quarter ended June 30, 1996                       $16.13    $ 9.88
       Quarter ended September 30, 1996                  $14.25    $ 7.88
       Quarter ended December 31, 1996                   $11.00    $ 8.00

     1997:
       Quarter ended March 31, 1997                      $12.50    $ 9.00
       Quarter ended June 30, 1997                       $13.75    $ 8.75
       Quarter ended September 30, 1997                  $22.00    $12.25
       Quarter ended December 31, 1997                   $26.75    $17.25

     DIVIDEND POLICY

     The Company has not paid any dividends since the consummation of its initial public offering of securities in 1995 and intends to continue to retain its earnings for use in the operation and expansion of its business and therefore does not anticipate declaring any cash dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors, in its discretion, deems relevant.

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
                                                              ===========

     Item 6.  SELECTED FINANCIAL DATA

                                  Year Ended December 31,
                                  ---------------------------------------------------------------
                                  1997         1996         1995         1994         1993
                                  -----------  -----------  -----------  -----------  -----------
                                  (dollars in thousands, except per share data)
      Statement of Income
        Data (A):
      Operating revenues          $    26,541  $    18,843  $    17,133  $    16,990  $    14,334

      Operating expenses:
        Selling and tour
          promotion                     9,826        8,420        8,694        9,407        8,361
        General and
          administrative                8,210        5,770        4,676        5,380        4,983
      Operating income                  8,505        4,653        3,763        2,203          990
      Net income                        5,637        3,947        5,157        2,127        1,142
      Pro forma net income (B)             --           --        3,179        3,152           --
      Net income per share -
        basic (B)                 $      0.83  $      0.60  $      0.57  $      0.63         (C)
      Net income per share -
        diluted (B)               $      0.82  $      0.59  $      0.56  $      0.63         (C)

      Balance Sheet Data (D):
      Cash and cash equivalents   $    22,871  $    18,281  $    12,974  $     6,634  $       674
      Total current assets             27,283       21,950       14,857        7,415        4,239
      Total assets                     34,449       27,269       16,016        9,637        6,247
      Long-term debt                      329           --            6           17           25
      Total liabilities (includ-
        ing current portion)           11,893       10,486        4,881        7,877        4,418
      Total stockholders' equity       22,556       16,783       11,135        1,829        1,829

     (A) Since 1995, the Company has made several acquisitions which have been accounted for under the purchase method of accounting. Therefore, the results of operations of these acquired entities are included in the results of operations of the Company since their respective dates of acquisition. The statement of income data for the years ended December 31, 1995, 1994 and 1993 only reflects the Education Group. During 1996, the Company commenced operations of its Performance Group through the acquisition of two existing entities engaged in this business. Due to the timing of these acquisitions, the results of operations for one of these entities are included in the Company's results of operations for the year ended December 31, 1996. The results of operations of the second acquisition are included in the financial presentation for the year ended December 31, 1997. The results of operations for the year ended December 31, 1997 also include the acquisition in September 1997 of a third company in the Performance Group.

     (B) In connection with the Company's change in ownership and reincorporation in 1995, certain compensation agreements between the Company and certain stockholders were terminated and new employment agreements were executed. Also, notes receivable from certain stockholders were repaid. Therefore, the pro forma net income for the year ended December 31, 1994 reflects adjustments to (i) reduce certain incentive compensation costs and (ii) eliminate interest income on the repayment of notes receivable. The pro forma net income for the years ended December 31, 1995 and 1994 reflects an adjustment to record income taxes which would have been paid by the Company as a C Corporation rather than as an S Corporation.

     (C) Historical net income per share for the year ended December 31, 1993 has not been presented due to the Company's change in ownership and reincorporation in 1995.

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

     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto incorporated by reference in this Annual Report on Form 10-K. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and under "Risk Factors." All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by this statement.

     General
     -------
     The Company is engaged primarily in (i) organizing, marketing and operating international educational travel programs on a worldwide basis for students and adults and (ii) developing, marketing and managing performance improvement programs that utilize merchandise awards and incentive travel, providing business meeting management services and providing comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows.

     Since its initial public offering in August 1995, the Company has expanded its operations primarily through internal growth and a series of acquisitions of businesses within the travel and performance improvement industries. Prior to 1996, the Company's business was conducted through its Education Group.

     In January 1996, the Company completed the acquisition of The Helin Organization and commenced operations of the Performance Group. This acquisition was followed in February 1996 by the acquisition of certain assets of Marc L. Bright & Associates, which expanded the business of the Company's already existing Education Group. In December 1996, the Company acquired Bitterman & Associates, Inc.; in September 1997, the Company acquired certain of the assets of Debol & Associates; and in February 1998, the Company acquired certain of the assets of Rogal America, Co. and the stock of Travel Incentives, Inc., further expanding its Performance Group. All of these acquisitions were accounted for under the purchase method of accounting.
     Therefore, the results of operations of the acquired businesses are included in the Company's results of operations since their respective dates of acquisition.

     Gross program receipts reflect the total payments received by the Company from Education Group participants and Performance Group clients. Gross program receipts less program pass-through expenses constitute the Company's revenues. Program pass-through expenses include all direct costs associated with the Company's programs, including costs related to airfare, ships, hotels, meals, ground transportation, guides, professional exchanges, changes in currency exchange rates and merchandise costs. The Company recognizes gross program receipts, pass-through expenses and revenues upon the departure of the program participant or as the Performance Group service is rendered. Operating expenses, which are expensed by the Company as incurred, are the costs related to the creation of programs, promotional materials and marketing costs, salaries, rent, other general and administrative expenses and all of the Company's ordinary expenses. The Company's policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel.

     The Company's businesses are highly seasonal. The majority of the Company's travel programs occur in May through July and October of each year. Substantially all of the Company's operating income is generated in these periods, which historically has offset the operating losses incurred during the rest of the year. The Company anticipates that this trend will continue for the foreseeable future. The Company's annual results would be adversely affected if the Company's revenues were to be substantially below seasonal norms during these periods. The Company's operating results may fluctuate as a result of many factors, including the mix of Education Group and Performance Group programs and services, the mix of programs and program destinations offered by the Company and its competitors, the introduction and acceptance of new programs and program enhancements by the Company and its competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international conflicts, timing of and costs relating to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel.

     The substantial majority of the Company's programs takes place outside the United States and most foreign suppliers require payment in local currency rather than U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. To manage these risks, the Company enters into forward foreign exchange contracts and foreign currency option contracts. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly, are not entered into for speculative purposes. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company's hedging strategies will be successful in mitigating the impact of foreign currency fluctuations. The Company records its forward foreign exchange contracts at market value on a quarterly basis. Unrealized and realized gains and losses on these securities are recognized in the statement of income.

     Results of Operations
     ---------------------
     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to revenues.

                                                 Year Ended December 31,
                                                 ------------------------
                                                 1995     1996     1997
                                                 ------   ------   ------
     Revenue                                     100.0%   100.0%   100.0%
     Operating expenses:
       Selling and tour promotion                 50.7     44.7     37.0
       General and administrative                 27.3     30.6     31.0
                                                 -----    -----    -----
         Total operating expenses                 78.0     75.3     68.0
                                                 -----    -----    -----
     Operating income                             22.0     24.7     32.0
                                                 -----    -----    -----
     Other income (expense)                        6.1      7.0      1.8
     Income before income taxes                   28.1     31.7     33.8
     Income tax provision (benefit)               (2.0)    10.8     12.6
                                                 -----    -----    -----
         Net income                               30.1%    20.9%    21.2%
                                                 =====    =====    =====
     Pro forma information:(1)
     Income before income taxes                   28.1%
     Pro forma income tax provision                9.5
                                                 -----
     Pro forma net income                         18.6%
                                                 =====

     (1) The pro forma net income for the year ended December 31, 1995 reflects an adjustment to record income taxes which would have been paid by the Company as a C Corporation rather than as an S Corporation for such year. The Company's S Corporation status terminated in 1995.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31,
     1996

     The Company is organized in two operating divisions: the Education Group and the Performance Group. For the year ended December 31, 1997, the Education Group increased its productivity by growth within the core product lines while realizing efficiencies through the sales and marketing process. The Performance Group contribution resulted from its acquisitions and additional sales of incentive travel programs and business meeting management services.

     Gross program receipts increased 42% in 1997 over 1996, from $56.7 million to $80.3 million, and net revenue increased 41% from $18.8 million in 1996 to $26.5 million in 1997. These increases were driven by an increase in the number of Education Group program participants, the addition of new acquisitions, and improved cross-selling in the Performance Group.

     The overall gross margins (revenues as a percentage of gross program receipts) for the 1997 year remained consistent with the prior year at 33%. This reflects a strengthening of the Education Group margins, combined with the margins achieved by the new acquisitions in the Performance Group. Gross margins of the Performance Group are expected to be slightly lower than those achieved in the Education Group.

     Selling and tour promotion expenses increased during 1997 when compared to 1996 by $1.4 million, or 17%. Most of this increase results from an acquisition in late 1996 within the Performance Group. As a percentage of revenues, selling and tour expenses decreased to 37% in 1997 from 45% in 1996, as a result of sales and marketing efficiencies and the benefits of a cost management program.

     General and administrative expenses increased from $5.8 million to $8.2 million between 1996 and 1997. Most of this increase is due to the assumption of continuing expenses associated with the Performance Group acquisitions.

     Operating income increased 83% in the year ended December 31, 1997 compared to the year ended December 31, 1996.

     Other income includes interest income and unrealized foreign currency gains or losses. Other income decreased from $1.3 million in 1996 to $0.5 million in 1997. The cash component of other income, interest income, increased to $1.6 million from $1.1 million, a 47% increase on a 25% increase in year-end cash balances. This increase in interest income is the effect of improved cash management practices implemented in 1997. The overall net decrease in other income can be attributed to the non-cash component of other income, unrealized foreign exchange losses. In 1997, the Company incurred $0.7 million of net unrealized losses compared to an insignificant amount in 1996. The face amount of forward foreign exchange contracts outstanding at December 31, 1997, was $17.4 million.

     The Company's income before taxes in 1997 increased 50% over 1996 as a result of the foregoing factors. The Company has recorded an income tax provision of $3.3 million for 1997 which represents an effective tax rate of 37%. The tax provision has increased over the prior year's provision of $2.0 million due to the effect of certain non-deductible expenses as well as the increase in state income taxes with the expansion of the Company through acquisitions.

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

     Selling and tour promotion expenses decreased approximately $0.3 million in 1996 when compared to 1995. The Company's marketing efforts were more effective and efficient than in prior years. This more targeted effort contributed to the increase in revenues for 1996. Company policy is to expense all promotional expenses as they are incurred.

     In 1996, these expenses included the integration of American People Ambassador Programs, The Helin Organization, and the developmental costs related to Eddie Bauer Travel.

     General and administrative expenses increased from $4.7 million in 1995 to $5.8 million in 1996 primarily due to the acquisitions of The Helin Organization and American People Ambassador Programs in early 1996.

     Other income includes interest income and foreign currency gains or losses. During 1996, other income increased 26% from $1.1 million to $1.3 million. This increase was due to improved cash management systems, as well as a full year's benefit of investing the proceeds from the initial public offering. These two factors increased interest income from $0.8 million in 1995 to $1.1 million in 1996.

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

     The Company has recorded an income tax provision of $2.0 million for 1996 which represents an effective tax rate of 34%. The income tax benefit of $0.3 million in 1995 reflected the benefit of the net operating loss incurred by the Company which was generated after the Company became a C Corporation in mid-1995.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's business is not capital intensive. However, the Company does retain funds for working capital purposes in order to conduct sales and marketing efforts for future programs and services.

     Net cash provided by operations for the years ended December 31, 1995, 1996 and 1997 was $1.8 million, $6.1 million and $6.2 million, respectively. The increase in cash flow from operations between 1996 and 1997 resulted primarily from the increase in net income. The increase from 1995 to 1996 can be attributed to the increase in cash receipts from Education Group participants in 1996 and the payment in 1995 of approximately $2.4 million of incentive compensation for the 1994 year to previous owners of the Company.

     Net cash used in investing activities for the years ended December 31, 1995, 1996 and 1997 was $0.4 million, $0.8 million and $1.5 million, respectively. The investing activities during 1997 were due primarily to leasehold improvements in the corporate headquarters facilities as well as the purchase of a company in the third quarter of the year. The $0.4 million increase from 1995 to 1996 was due to the acquisition of subsidiaries and purchase of other investments. The Company does not have any material capital expenditure commitments for 1998. However, the Company is continuing to pursue further acquisitions of related travel and performance improvement businesses that may require the use of cash and cash equivalents. The Company had no significant long- or short-term debt as of December 31, 1996; however, at December 31, 1997, the Company had $0.3 million in long-term debt as a result of an acquisition during 1997. Subsequent to December 31, 1997, the Company utilized $7.5 million in cash to fund acquisitions.

     Net cash provided by financing activities in 1995 was $5.0 million as a result of the reorganization of the Company and the initial public offering. Net cash used in financing activities in 1996 and 1997 was insignificant.

     The Company has a credit facility available with Seafirst Bank for up to $23.0 million U.S. dollars for foreign currency purchases and forward contracts. Although this facility expires in July 1998, the Company expects it to be renewed.

     At December 31, 1997, the Company had approximately $22.9 million of cash and cash equivalents, including participant deposits of $7.4 million. Under the Company's cancellation policy, a participant may be entitled to a refund of a portion of his or her deposit (less certain fees) depending on the time of cancellation. Management believes that existing cash and cash equivalents and cash flows from operations, together with the net proceeds of its recently completed public offering of common stock, which closed on April 29, 1998, will be sufficient to fund the Company's anticipated future acquisitions, operating needs and capital expenditures at least through 1998.

     YEAR 2000 ISSUES

     The nature of the Company's business systems is such that the year 2000 is expected to have a minimal impact on the Company's operations or financial performance. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely will address the year 2000 problem adequately.

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

     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

     PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement was filed with the Securities and Exchange Commission on April 14, 1998.

     Item 11.  EXECUTIVE COMPENSATION

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement was filed with the Securities and Exchange Commission on April 14, 1998.

     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement was filed with the Securities and Exchange Commission on April 14, 1998.

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1997, which Proxy Statement was filed with the Securities and Exchange Commission on April 14, 1998.

     PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

     (a)  List of documents filed as part of Report

          (1)  FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

               Report of Independent Accountants                      F-1
               Consolidated Balance Sheets at December 31,
                 1997 and 1996                                        F-2
               Consolidated Statements of Income for the
                 years ended December 31, 1997, 1996 and 1995         F-3
               Consolidated Statements of Changes in Share-
                 holders' Equity for the years ended
                 December 31, 1997, 1996 and 1995                     F-4
               Consolidated Statements of Cash Flows for the
                 years ended December 31, 1997, 1996 and 1995         F-5
               Notes to Consolidated Financial Statements             F-7

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

                              AMBASSADORS INTERNATIONAL, INC.
                              (Registrant)

     Date:  May 6, 1998       By:   /s/ Jeffrey D. Thomas
            ---------------         ---------------------------------------
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

     Signature                           Title                                    Date
     ---------------------------------   -------------------------------------    --------------

      /s/ John A. Ueberroth               President and Chief Executive Officer    May 6, 1998
      ----------------------------        (Principal Executive Officer)
      John A. Ueberroth


      *                                   Chairman of the Board of Directors       May 6, 1998
      ----------------------------
      Peter V. Ueberroth


      /s/ Jeffrey D. Thomas               Chief Financial Officer                  May 6, 1998
      ----------------------------       (Principal Financial and Accounting
      Jeffrey D. Thomas                   Officer)


      *                                   Director                                 May 6, 1998
      ----------------------------
      James L. Easton


      *                                   Director                                 May 6, 1998
      ----------------------------
      Richard D.C. Whilden


      *                                   Director                                 May 6, 1998
      ----------------------------
      John C. Spence


      Signature                           Title                                    Date
      ---------------------------------   -------------------------------------    --------------
           *                              Director                                 May 6, 1998
           ----------------------------
           Rafer L. Johnson


      *By: /s/ John A. Ueberroth          Attorney-in-Fact                         May 6, 1998
           ----------------------------
           John A. Ueberroth

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

     (1) Filed as an exhibit of the same number to the Company's Registration Statement on Form S-1 (Registration No. 33-93586) and incorporated herein by reference.
     (2) Filed as an exhibit of the same number to the Company's Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.
     (3)    Filed with the Securities and Exchange Commission as Exhibit
            2.5 to Form 8-K dated January 3, 1997, and incorporated herein by reference.
     (4)    Filed with the Securities and Exchange Commission as Exhibit
            2.6 to Form 8-K dated February 12, 1998 (as amended on
            Form 8-K/A dated April 2, 1998), and incorporated herein by reference.
     (5) Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which was filed with the Securities and Exchange Commission on March 31, 1998.
     (6) Filed with the Securities and Exchange Commission as part of a Current Report on Form 8-K on February 12, 1998 (as amended on Form 8-K/A dated April 2, 1998), and incorporated herein by reference.

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

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the years ended December 31, 1997, 1996 and 1995


                                    1997         1996         1995
                                    -----------  -----------  ------------

     Cash flows from operating
       activities:
         Net income                 $ 5,637,132  $ 3,946,535  $ 5,157,294
         Adjustments to reconcile
           net income to net cash
           provided by operating
           activities:
             Depreciation and
               amortization             894,963      392,403      227,039
             Deferred income tax
               provision (benefit)     (196,297)     458,235     (340,708)
             (Gain) loss on
               investments            1,101,526     (290,253)    (278,471)
             Loss on sale of prop-
               erty and equipment        15,245          880
             Purchase of trading
               securities            (6,699,420)  (7,765,969)  (1,005,000)
             Proceeds from sale of
               trading securities     6,225,946    8,330,781    1,076,575
             Change in assets and
               liabilities, net of
               effects of purchase
               of subsidiaries:
                 Restricted cash
                   equivalents          (70,000)     (10,000)      (5,000)
                 Accounts
                   receivable          (284,316)     882,787     (468,126)
                 Inventory               81,201
                 Prepaid program
                   costs and
                   expenses             179,635       62,447     (159,397)
                 Accounts payable
                   and accrued
                   expenses            (246,801)    (564,821)    (695,502)
                 Accrued incentive
                 compensation                                  (2,403,600)
                 Participants'
                   deposits            (116,226)     684,834      697,937
                 Customer advances     (354,534)
                                    -----------  -----------  -----------
                     Net cash
                       provided by
                       operating
                       activities     6,168,054    6,127,859    1,803,041
                                    -----------  -----------  -----------

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended December 31, 1997, 1996 and 1995

                                    1997         1996         1995
                                    -----------  -----------  ------------
     Cash flows from investing
       activities:
         Purchase of property and
           equipment                $(1,032,040) $  (338,072) $  (454,778)
         Proceeds from sale of
           property and equipment                      1,220        2,500
         Proceeds from sale of
           available-for-sale
           securities                   636,684
         Purchase of other
           investments                 (200,000)    (262,500)
         Cash paid for acquisition
           of subsidiaries, net of
           cash received               (199,075)    (105,340)
         Payment for covenant-not-
           to-compete agreement        (220,000)    (125,000)
         Redemption of life
           insurance                                               28,950
         Change in other assets        (295,631)      19,766        2,147
         Issuance of note
           receivable                  (162,354)
                                    -----------  -----------  -----------
                     Net cash used
                       in investing
                       activities    (1,472,416)    (809,926)    (421,181)
                                    -----------  -----------  -----------
     Cash flows from financing
       activities:
         Payments on long-term
           debt                        (242,352)     (10,752)      (9,596)
         Proceeds from exercise
           of stock options             135,827
         Net proceeds from initial
           public offering                                     11,983,103
         Redemption and retirement
           of common stock                                       (923,937)
         Shareholder distributions                             (6,090,756)
         Repayments of notes
           receivable from
           shareholders                                         2,000,000
         Origination of notes
           receivable from share-
           holders                                             (2,000,000)
                                    -----------  -----------  -----------
                     Net cash
                       provided by
                       (used in)
                       financing
                       activities      (106,525)     (10,752)   4,958,814
                                    -----------  -----------  -----------

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended December 31, 1997, 1996 and 1995


                                    1997         1996         1995
                                    -----------  -----------  ------------

     Net increase in cash and
       cash equivalents             $ 4,589,113  $ 5,307,181  $ 6,340,674
     Cash and cash equivalents,
       beginning of year             18,281,433   12,974,252    6,633,578
                                    -----------  -----------  -----------
     Cash and cash equivalents,
       end of year                  $22,870,546  $18,281,433  $12,974,252
                                    ===========  ===========  ===========
     Supplemental disclosure of
       cash flow information:
         Cash paid for interest     $     9,535  $     1,515  $     2,404
         Cash paid for income
           taxes                      3,688,507    1,440,000
         Noncash investing and
           financing activities:
             Issuance of stock
               for acquisition
               of subsidiaries                     1,701,000
           Net reduction of assets
             and liabilities
             associated with
             deferred sale of land
             and building through
             redemption of common
             stock                                                896,063
           Origination of note payable
             for acquisition of
             subsidiary                 541,143


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

           At December 31, 1997, the Company had outstanding forward exchange contracts to purchase foreign currencies as follows:

                 Currency                               Amount
                 --------                               -----------
                 Australian dollar                      $ 5,273,570  (A)
                 French franc                             1,011,638  (B)
                 New Zealand dollar                       1,235,850  (C)
                 British pound                            7,879,225  (B)
                 Australian dollar                        2,036,925  (D)
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