Form 10-Q
period 1998-03-31
AMBASSADORS INTERNATIONAL INC
filed 1998-05-15
CIK 946842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                       ----------------------------------

                                    FORM 10-Q
     (Mark One)

     [X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1998

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

            Common shares outstanding as of April 30, 1998: 9,815,979

     AMBASSADORS INTERNATIONAL, INC.
     FORM 10-Q QUARTERLY REPORT

     Table of Contents

     PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets
                Consolidated Statements of Operations and Comprehensive Loss Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations


     PART II  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURES

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
     March 31, 1998 and December 31, 1997



                                                  March 31,   December 31,
                                                    1998          1997
                                                 -----------  ------------
                   ASSETS

     Current assets:
       Cash and cash equivalents                 $30,027,666   $22,870,546
       Restricted cash equivalents                   125,000       125,000
       Accounts receivable                         1,743,305     1,753,369
       Inventory                                      79,501        76,033
       Prepaid program costs and expenses          5,025,226     2,004,995
       Deferred income taxes                          31,229        31,229
       Other assets                                  423,478       422,096
                                                 -----------   -----------
           Total current assets                   37,455,405    27,283,268

     Property and equipment, net                   2,508,735     2,148,305
     Other investments                               462,500       462,500
     Goodwill and covenant-not-to-compete,
       net of $684,540 and $470,196 of
       accumulated amortization                   15,598,699     4,442,734
     Other assets                                    118,442        85,573
     Deferred income taxes                            26,608        26,608
                                                 -----------   -----------
           Total assets                          $56,170,389   $34,448,988
                                                 ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
     March 31, 1998 and December 31, 1997



                                                  March 31,   December 31,
                                                    1998         1997
                                                 -----------  ------------

       LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                          $ 2,024,727   $ 1,616,120
       Accrued expenses                              483,597       724,008
       Participants' deposits                     27,038,978     7,397,924
       Customer advances                             892,142       980,834
       Notes payable                                 145,201       171,241
       Unrealized loss on foreign currency
         exchange contracts                          511,808       674,625
                                                 -----------   -----------
           Total current liabilities              31,096,453    11,564,752

     Notes payable due after one year                357,239       328,696
                                                 -----------   -----------
           Total liabilities                      31,453,692    11,893,448
                                                 -----------   -----------

     Shareholders' equity:
       Preferred stock, $.01 par value;
         2,000,000 shares authorized;
         none issued and outstanding
       Common stock, $.01 par value;
         authorized, 20,000,000 shares;
         issued and outstanding, 6,977,278
         and 6,768,223 shares                         69,773        67,682
       Additional paid-in capital                 17,216,061    13,760,963
       Retained earnings                           7,430,863     8,726,895
                                                 -----------   -----------
           Total shareholders' equity             24,716,697    22,555,540
                                                 -----------   -----------
           Total liabilities and share-
             holders' equity                     $56,170,389   $34,448,988
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
       LOSS (UNAUDITED)
     for the three months ended March 31, 1998 and 1997

                                                1998          1997
                                                -----------   -----------
     Revenues                                   $ 3,020,714   $ 1,981,653
                                                -----------   -----------
     Operating expenses:
       Selling and tour promotion                 2,745,125     2,135,782
       General and administrative                 2,806,352     1,892,826
                                                -----------   -----------
                                                  5,551,477     4,028,608
                                                -----------   -----------
     Operating loss                              (2,530,763)   (2,046,955)
                                                -----------   -----------
     Other income (expense):
       Interest expense                              (5,367)         (321)
       Interest and dividend income                 315,372       315,514
       Realized and unrealized gain
         (loss) on investments                      162,817      (261,513)
       Other, net                                       747           464
                                               ------------   -----------
                                                    473,569        54,144
                                                -----------   -----------
     Loss before income taxes                    (2,057,194)   (1,992,811)
     Income tax benefit                             761,162       614,755
                                                -----------   -----------
     Net loss and comprehensive loss            $(1,296,032)  $(1,378,056)
                                                ===========   ===========
     Net loss per share - basic and
       diluted                                  $     (0.19)  $     (0.20)
                                                ===========   ===========
     Weighted average shares outstanding          6,888,501     6,754,037
                                                ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the three months ended March 31, 1998 and 1997



                                                   1998          1997
                                                -----------   -----------
     Cash flows from operating activities:
       Net loss                                 $(1,296,032)  $(1,378,056)
       Adjustments to reconcile net loss
         to net cash provided by operating
         activities:
           Depreciation and amortization            343,815       201,602
           Deferred income tax benefit                             (7,017)
           (Gain) loss on investments              (162,817)      261,513
           Change in assets and liabilities,
             net of effects of purchases of
             subsidiaries:
               Restricted cash                                    (23,000)
               Accounts receivable                  959,819    (1,043,017)
               Inventory                             (3,468)       (7,704)
               Prepaid program costs and
                expenses                         (2,980,567)   (2,002,398)
               Other assets                            (824)        9,285
               Accounts payable and accrued
                expenses                           (547,395)     (747,068)
               Participants' deposits            16,556,626    17,411,267
               Customer advances                    (88,692)     (232,493)
                                                -----------   -----------
                 Net cash provided by
                  operating activities           12,780,465    12,442,914
                                                -----------   -----------
     Cash flows from investing activities:
       Purchase of property and equipment          (162,960)     (272,814)
       Net cash paid for acquisition of
         subsidiaries                            (5,375,264)      (88,051)
       Payment for covenant-not-to-compete          (50,000)      (12,500)
       Issuance of note receivable                               (162,354)
                                                -----------   -----------
                 Net cash used in investing
                  activities                     (5,588,224)     (535,719)
                                                -----------   -----------

     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED for the three months ended March 31, 1998 and 1997



                                                1998          1997
                                                -----------   -----------
     Cash flows from financing activities:
       Payments of notes payable                $   (48,872)  $  (197,856)
       Cash received from exercise of stock
         options                                     13,751         4,041
                                                -----------   -----------
               Net cash used in financing
                activities                          (35,121)     (193,815)
                                                -----------   -----------
     Net increase in cash and cash
       equivalents                                7,157,120    11,713,380
     Cash and cash equivalents, beginning
       of period                                 22,870,546    18,281,433
                                                -----------   -----------
     Cash and cash equivalents, end of
       period                                   $30,027,666   $29,994,813
                                                ===========   ===========

     Noncash investing and financing
       activities:
         Estimated market value of common
          shares issued for acquisition of
          subsidiaries                          $ 3,443,438


     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Ambassadors International, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission on Form 10-K.

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at March 31, 1998, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


     2.  PRINCIPLES OF CONSOLIDATION

         The Company was incorporated in the state of Washington in 1967 and was reincorporated on August 4, 1995 in the State of Delaware. The consolidated financial statements include the accounts of Ambassadors International, Inc. and its subsidiaries, Ambassador Education Group, Inc. (AEG) and Ambassador Performance Group, Inc.
         (APG). AEG and APG have several wholly owned operating subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.


     3.  INCOME TAXES

         For the three months ended March 31, 1998 and 1997, the Company recorded an income tax benefit of approximately $761,000 and $615,000, respectively, to reflect the benefit of the net operating loss at the estimated effective federal rate.

     4.  1998 ACQUISITIONS

         In February 1998, the Company acquired certain assets of a company engaged in providing comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows. The Company is located in Boston, Massachusetts. A Current Report on Form 8-K dated February 20, 1998 (as amended by Amendment No. 1 on Form 8-K/A dated April 2,
         1998) was filed by the Company, which included the pro forma disclosures of the acquisition. In February 1998, the Company also acquired all of the outstanding stock of a performance incentives and meeting management company located in Westlake, California. The total purchase price for these acquisitions was $7,550,000 and 192,255 shares of the Company's restricted common stock and certain contingent consideration. The common stock issued to effect the transactions was recorded at fair value.

         The contingent consideration to be paid is dependent upon the success of the acquired companies' programs. The contingent consideration will be accounted for as goodwill and will be amortized accordingly when, and if, the contingency is removed and additional consideration is paid.

         These acquisitions have been accounted for using the purchase method of accounting. The results of operations of these companies have been included in the consolidated statement of operations and comprehensive loss since their respective dates of acquisition.


     5.  EARNINGS PER SHARE

         In February 1997, Statement of Financial Accounting Standards
         (SFAS) No. 128, "Earnings per Share," was issued. SFAS No. 128 established standards for computing and presenting earnings per share (EPS). It requires the dual presentation and reconciliation of basic and diluted EPS. The Company adopted the provisions of SFAS No. 128 in 1997.

         Net income (loss) per share - basic is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Net income (loss) per share - diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

         In accordance with SFAS No. 128, the following table presents a reconciliation of the numerators and denominators used in the basic and diluted EPS computations. Also shown is the number of dilutive securities (stock options) that would have been included in the dilutive EPS computation if they were not anti-dilutive.



                                              March 31, 1998
                                              ------------------------------------------
                                                            Weighted-Average
                                              Net Loss      Shares             Per Share
                                              (Numerator)   (Denominator)      Amount
                                              -----------   ----------------   ---------
                Net loss per share - basic    $(1,296,032)     6,888,501        $(0.19)
                                              ===========      =========        ======
                Net loss per share -
                  diluted:
                     Net loss                 $(1,296,032)
                                              ===========
                    Weighted-average shares
                      outstanding                              6,888,501
                    Effect of dilutive
                      securities                                      (A)
                                                               ---------
                                                               6,888,501        $(0.19)
                                                               =========        ======
                                              March 31, 1997
                                              ------------------------------------------
                                                            Weighted-Average
                                              Net Loss      Shares             Per Share
                                              (Numerator)   (Denominator)      Amount
                                              -----------   ----------------   ---------
                Net loss per share - basic    $(1,378,056)     6,754,037        $(0.20)
                                              ===========      =========        ======
                Net loss per share -
                  diluted:
                     Net loss                 $(1,378,056)
                                              ===========
                    Weighted-average shares
                      outstanding                              6,754,037
                    Effect of dilutive
                      securities                                      (A)
                                                               ---------
                                                               6,754,037        $(0.20)
                                                               =========        ======

              (A) For the three months ended March 31, 1998 and 1997, respectively, 228,590 and 23,626 stock options have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

     6.  NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued, which requires reporting of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. There was no effect of implementing this statement January 1, 1998.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments for an Enterprise and Related Information." This Statement requires presentation of segment information in reports to shareholders, including disclosures about the products and services an entity provides and its major customers. The disclosure required by this statement will be provided in the Company's 1998 annual financial statements.


     7.  SUBSEQUENT EVENTS:

         On April 29, 1997, the Company completed a public offering of 2,838,700 shares of the Company's common stock. The net proceeds of approximately $70.8 million, after underwriting fees but before other offering costs, will be used for the acquisition of travel and performance improvement companies and related businesses and for general corporate purposes. As of May 14, 1998, the Company has engaged in informal acquisition discussions with a number of companies; however, the Company is not currently a party to any agreements with respect to any specific acquisition.

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997

     GROSS PROGRAM RECEIPTS
     ----------------------
     Gross program receipts increased $1.8 million to $9.4 million in the first quarter of 1998 from $7.6 million in the first quarter of 1997. This increase can be principally attributed to an 8% increase in the number of program participants in the Company's Education Group (Education Group) and two acquisitions within the Company's Performance Group (Performance Group) in the first quarter of 1998.

     NET REVENUE
     -----------
     The increase in gross program receipts resulted in a 52% increase in net revenue to $3.0 million in 1998 from $2.0 million in 1997. This increase is due from the two aforementioned acquisitions within the Performance Group as well as growth within the Education Group in the number of participants and in increased gross receipts per participant.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     The Company's policy is to expense all selling and tour promotion costs as they are incurred.

     For the first quarter of 1998, selling and tour promotion expenses were $2.7 million compared to $2.1 million in the prior year. This increase is the result of acquisitions and the assumption of their additional costs as well as an increase in marketing campaigns in the first quarter of 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses were $2.8 million in the first quarter of 1998 in comparison to $1.9 million in 1997. This increase is primarily due to the acquisition of two companies and their related general and administrative expenses.

     OTHER INCOME/EXPENSE
     --------------------
     Other income includes foreign currency gains or losses and interest income. Other income and expense increased $0.4 million in the first quarter of 1998 in comparison to the first quarter of 1997. This increase is directly related to gains in the current period in the Company's foreign currency contracts versus losses in the comparable period of 1997.

     The unrealized gain at March 31, 1998 is primarily due to the Company's forward foreign currency contracts which are marked to market as the Company does not have firm commitments to purchase goods or services associated in foreign currencies. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly, are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain anticipated purchase commitments. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company's hedging strategies will be successful in mitigating the impact of foreign currency fluctuations. The face amount of forward foreign exchange contracts outstanding at March 31, 1998 was approximately $17.4 million.

     INCOME TAXES
     ------------
     The Company has recorded an income tax benefit of approximately $0.8 million for the quarter ended March 31, 1998 in comparison to a $0.6 million tax benefit for the quarter ended March 31, 1997. Income tax benefits have been recorded based upon the estimated effective income tax rate applied to the pre-tax loss.

     SEASONALITY
     -----------
     Due to the seasonality of the Education Group's business, the first quarter of the fiscal year has significantly fewer programs traveling than the other quarters of the year. Thus, the Company budgeted and incurred a net loss of approximately $1.3 million or $0.19 per share in the first quarter of 1998 compared to a $1.4 million net loss or $0.20 per share in the comparable 1997 quarter.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     The Company's business is not capital intensive. However, the Company does retain funds for working capital purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the quarter ended March 31, 1998 and 1997, respectively, was approximately $12.8 million and $12.4 million. The increase in operating cash flows from 1997 to 1998 can be attributed to the timing of cash receipts from Education Group participants and the increase in Education Group program participation.

     Capital expenditures for the quarter ended March 31, 1998, of approximately $0.2 million, were funded from operations. During the three months ended March 31, 1998, the Company used $5.4 million net cash for business acquisitions. The Company does not have any material capital expenditure commitments for the ensuing year. However, the Company's acquisitions of certain subsidiaries include contingent consideration. The remaining contingent consideration, which is dependent upon the success of the acquired companies' businesses, will not have a significant effect on the Company's cash flows. Also, the Company is continuing to pursue further acquisitions of related travel and performance improvement companies that will require some of its available cash and cash equivalents. The Company had no significant long- or short-term debt as of March 31, 1998.

     The Company has a credit facility available with Seafirst Bank for up to $23.0 million U.S. dollars for foreign currency purchases and forward contracts.

     At March 31, 1998, the Company had approximately $30.0 million of cash and cash equivalents. Management believes existing cash and cash equivalents and cash flows from operations, together with approximately $70.8 million of proceeds of the common stock offering which was completed in April 1998, will be sufficient to fund the Company's anticipated future acquisitions, operating needs and capital expenditures at least through 1998.

     FOREIGN CURRENCY; HEDGING POLICY
     ---------------------------------
     The substantial majority of the Company's programs take place outside of the United States and most foreign suppliers require payment in local currency rather than U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. To manage these risks, the Company enters into forward foreign exchange contracts and foreign currency option contracts. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly, are not entered into for speculative purposes. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company's hedging strategies will be successful in mitigating the impact of foreign currency fluctuations. The Company records its forward foreign exchange contracts at market value on a quarterly basis. Unrealized and realized gains and losses on these securities are recognized in the statement of operations and comprehensive loss.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued, which requires reporting of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. There was no effect on the financial statements from implementing this statement January 1, 1998.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments for an Enterprise and Related Information." This Statement requires presentation of segment information in reports to shareholders, including disclosures about the products and services an entity provides and its major customers. The disclosure required by this statement will be provided in the Company's 1998 annual financial statements.


     PART II

     Item 2.  Changes in Securities and Use of Proceeds

     The Company's Registration Statement for its initial public offering of securities (File No. 33-93586) became effective on August 3, 1995.

     Of the total net proceeds to the Company from the offering in the amount of $12,054,491, the following amounts were used from the date of the offering though the date of this report:

                                                                Amount of
       Category of Use                                          Use
       -----------------------------------------------------    ----------
       Construction of plant, building and facilities           $        0
       Purchase and installation of machinery and equipment              0
       Purchase of real estate                                           0
       Acquisition of other businesses                           8,974,056
       Repayment of indebtedness                                         0
       Working capital                                             612,668
       Temporary investments in Bank of America Money Market
         and Investment Accounts                                 2,467,767
       Other purposes                                                    0

     None of the net proceeds to the Company of the offering was paid to directors, officers, ten percent shareholders or affiliates of the Company.

     Item 6. Exhibits and Reports on Form 8-K.

            Exhibits: 27 - Financial Data Schedule

            Reports on Form 8-K:

            On February 20, 1998, the Company filed a Current Report on Form 8-K relating to the acquisition of Rogal America, Co. On April 2, 1998, the Company filed Amendment No. 1 to said Report on Form 8-K/A to include the audited financial statements of Rogal America, Co.

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBASSADORS INTERNATIONAL, INC.


     Date: May 13, 1998  By:  /s/Jeffrey D. Thomas
                               ------------------------------------
                                Jeffrey D. Thomas,
                                Chief Financial Officer