Form 10-Q
period 1998-06-30
AMBASSADORS INTERNATIONAL INC
filed 1998-08-14
CIK 946842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
                                   (Mark One)

     [X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1998

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

            Common shares outstanding as of July 31, 1998: 9,910,287

                         AMBASSADORS INTERNATIONAL, INC.
                           FORM 10-Q QUARTERLY REPORT


     Table of Contents

     PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (unaudited)

       Consolidated Balance Sheets at June 30, 1998 and December 31, 1997

       Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 1998 and 1997

       Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 1998 and 1997

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

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURES

     PART I FINANCIAL INFORMATION
     Item 1. Consolidated Financial Statements (Unaudited)

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited)
     June 30, 1998 and December 31, 1997


                                                June 30,      December 31,
                                                1998          1997
                                                ------------  ------------
                        ASSETS

     Current assets:
       Cash and cash equivalents                $108,953,157  $ 22,870,546
       Restricted cash equivalents                   125,000       125,000
       Accounts receivable                         2,249,524     1,753,369
       Inventory                                     105,370        76,033
       Prepaid program costs and expenses         14,672,350     2,004,995
       Deferred income taxes                          31,229        31,229
       Other assets                                    2,532       422,096
                                                ------------  ------------
           Total current assets                  126,139,162    27,283,268

     Property, plant and equipment, net            3,081,817     2,148,305
     Other investments                               462,500       462,500
     Goodwill and covenant-not-to-compete,
       net of $1,042,906 and $470,196
       of accumulated amortization                19,191,428     4,442,734
     Other assets                                    133,594        85,573
     Deferred income taxes                            26,608        26,608
                                                ------------  ------------
           Total assets                         $149,035,109  $ 34,448,988
                                                ============  ============


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited), Continued
     June 30, 1998 and December 31, 1997



                                                June 30,      December 31,
                                                1998          1997
                                                ------------  ------------
        LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                         $  3,924,251  $  1,616,120
       Accrued expenses                            8,701,925       724,008
       Participants' deposits                     31,258,562     7,397,924
       Customer advances                             856,631       980,834
       Note payable, current portion                  84,019       171,241
       Unrealized loss on foreign currency
         exchange contracts                          202,715       674,625
                                                ------------  ------------
           Total current liabilities              45,028,103    11,564,752

     Notes payable due after one year                328,696       328,696
                                                ------------  ------------
           Total liabilities                      45,356,799    11,893,448
                                                ------------  ------------
     Shareholders' equity:
       Preferred stock, $.01 par value;
         2,000,000 shares authorized;
         none issued and outstanding
       Common stock, $.01 par value;
         authorized, 20,000,000 shares;
         issued and outstanding, 9,908,787
         and 6,768,223 shares                         99,088        67,682
       Additional paid-in capital                 89,880,831    13,760,963
       Retained earnings                          13,698,391     8,726,895
                                                ------------  ------------
           Total shareholders' equity            103,678,310    22,555,540
                                                ------------  ------------
           Total liabilities and share-
             holders' equity                    $149,035,109  $ 34,448,988
                                                ============  ============


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three and six months ended June 30, 1998 and 1997

                                                Six Months Ended          Three Months Ended
                                                June 30,                  June 30,
                                                ------------------------  -------------------------
                                                1998         1997         1998         1997
                                                -----------  -----------  -----------  ------------
     Revenues                                   $19,363,531  $13,715,100  $16,342,817  $11,733,447
                                                -----------  -----------  -----------  -----------
     Operating expenses:
       Selling and tour promotion                 6,653,455    4,044,630    3,908,330    1,908,848
       General and administrative                 6,279,898    3,714,669    3,473,546    1,821,843
                                                -----------  -----------  -----------  -----------
                                                 12,933,353    7,759,299    7,381,876    3,730,691
                                                -----------  -----------  -----------  -----------
     Operating income                             6,430,178    5,955,801    8,960,941    8,002,756
                                                -----------  -----------  -----------  -----------
     Other income (expense):
       Interest expense                             (14,798)        (383)      (9,430)         (62)
       Interest and dividend income               1,498,628      863,053    1,183,256      547,539
       Realized and unrealized loss on
         investments                                (25,787)    (472,146)    (189,350)    (210,633)
       Other, net                                      (171)         647          (57)         183
                                                -----------  -----------  -----------  -----------
                                                  1,457,872      391,171      984,419      337,027
                                                -----------  -----------  -----------  -----------
     Income before income taxes                   7,888,050    6,346,972    9,945,360    8,339,783
     Provision for income taxes                   2,916,554    2,304,162    3,677,716    2,918,917
                                                -----------  -----------  -----------  -----------
     Net income                                 $ 4,971,496  $ 4,042,810  $ 6,267,644  $ 5,420,866
                                                ===========  ===========  ===========  ===========
     Net income per share - basic               $      0.63  $      0.60  $      0.70  $      0.80
                                                ===========  ===========  ===========  ===========
     Weighted-average common shares out-
       standing - basic                           7,949,868    6,754,632    8,999,573    6,755,227
                                                ===========  ===========  ===========  ===========
     Net income per share - diluted             $      0.61  $      0.59  $      0.67  $      0.79
                                                ===========  ===========  ===========  ===========
     Weighted-average common shares out-
       standing - diluted                         8,213,676    6,801,192    9,293,804    6,824,456
                                                ===========  ===========  ===========  ===========
     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 1998 and 1997


                                                1998         1997
                                                -----------  -----------

     Cash flows from operating activities:
       Net income                               $ 4,971,496  $ 4,042,810
       Adjustments to reconcile net income
         to net cash provided by operating
         activities:
           Depreciation and amortization            874,384      419,511
           Deferred income tax provision                          (7,017)
           Loss on investments                       25,787      472,146
           Change in assets and liabilities,
             net of effects of purchases of
             subsidiaries:
               Restricted cash                                   (33,000)
               Accounts receivable                1,823,142     (252,204)
               Inventory                            (29,337)      33,355
               Prepaid program costs and
                 expenses                       (12,302,696)  (5,129,460)
               Other assets                         257,704        9,812
               Accounts payable and accrued
                 expenses                         7,985,317    3,371,356
               Participants' deposits            16,975,980   17,413,339
               Customer advances                   (124,203)  (1,168,130)
                                                -----------  -----------
                   Net cash provided by
                     operating activities        20,457,574   19,172,518
                                                -----------  -----------
     Cash flows from investing activities:
       Purchase of property, plant and
         equipment                                 (751,991)    (609,541)
       Cash paid for acquisitions of
         subsidiaries, net of cash received      (3,991,948)     (88,051)
       Payment for covenant-not-to-compete         (112,500)    (104,793)
       Maturity of investment                                    345,732
       Amounts received (paid) on note
         receivable                                 162,237     (162,237)
                                                -----------  -----------
                   Net cash used in investing
                     activities                  (4,694,202)    (618,890)
                                                -----------  -----------

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited), Continued for the six months ended June 30, 1998 and 1997


                                              1998           1997
                                              ------------   ------------
     Cash flows from financing activities:
       Payment of notes payable               $   (138,597)  $   (201,146)
       Cash received from exercise of
         stock options                             109,865         16,642
       Net proceeds from sale of common
         stock                                  70,347,971
                                              ------------   ------------
                   Net cash used in
                     financing activities       70,319,239       (184,504)
                                              ------------   ------------
     Net increase in cash and cash
       equivalents                              86,082,611     18,369,124
     Cash and cash equivalents, beginning
       of period                                22,870,546     18,281,433
                                              ------------   ------------
     Cash and cash equivalents, end of
       period                                 $108,953,157   $ 36,650,557
                                              ============   ============

     Noncash investing and financing
       activities:
         Common shares issued for
           acquisition of subsidiaries        $  5,693,438


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

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at June 30, 1998, the consolidated results of operations for the three- and six-month periods ended June 30, 1998 and 1997 and the consolidated cash flows for the six-month periods ended June 30, 1998 and 1997. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


     2.  PRINCIPLES OF CONSOLIDATION

         The Company was incorporated in the state of Washington in 1967 and was reincorporated on August 4, 1995 in the state of Delaware. The consolidated financial statements include the accounts of Ambassadors International, Inc. and its wholly owned operating subsidiaries, Ambassadors Education Group, Inc. (AEG) and Ambassadors Performance Group, Inc. (APG). AEG has two wholly owned operating subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.


     3.  1998 ACQUISITIONS

         In February 1998, the Company acquired certain assets of a company engaged in providing comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows. That company is located in Boston, Massachusetts. In February 1998, the Company also acquired all of the outstanding stock of a performance incentives and meeting management company located in Westlake Village, California. In April 1998, the Company acquired all of the outstanding stock of a performance incentives and meeting management company located in Laguna Hills, California. In May 1998, the Company acquired certain assets of a specialized golf tour company located in Burbank, California.

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     3.  1998 ACQUISITIONS, CONTINUED

         The total purchase price for these acquisitions was $9.5 million and 277,927 shares of the Company's restricted common stock and certain contingent consideration. The common stock issued to effect the transactions was recorded at fair value. The contingent consideration to be paid is dependent upon the success of the acquired companies' programs. The contingent consideration will be accounted for as goodwill and will be amortized accordingly when, and if, the contingency is removed and additional consideration is paid.

         These acquisitions have been accounted for using the purchase method of accounting. The results of operations of these companies have been included in the consolidated statement of income and comprehensive income since their respective dates of acquisition.

         In July 1998, the Company acquired certain assets of a housing reservation and registration company located in Atlanta, Georgia. As of the date of this report, the Company is engaged in informal acquisition discussions with several other companies; however, other than the acquisitions described above, the Company is not currently a party to any additional agreements.


     4.  EARNINGS PER SHARE

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

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     4.  EARNINGS PER SHARE, CONTINUED

                                               Six Months Ended          Three Months Ended
                                               June 30,                  June 30,
                                               -----------------------   -----------------------
                                               1998         1997         1998         1997
                                               ----------   ----------   ----------   ----------
              Numerator:
                Net income for basic and
                   diluted earnings per share  $4,971,496   $4,042,810   $6,267,644   $5,420,866
                                               ==========   ==========   ==========   ==========
              Denominator:
                Weighted-average shares
                   outstanding - basic          7,949,868    6,754,632    8,999,573    6,755,227
                Effect of dilutive common
                   stock options                  263,808       46,560      294,231       69,229
                                               ----------   ----------   ----------   ----------
                Weighted-average shares
                   outstanding - diluted        8,213,676    6,801,192    9,293,804    6,824,456
                                               ==========   ==========   ==========   ==========
              Earnings Per Share:
                Net income per share - basic   $     0.63   $     0.60   $     0.70   $     0.80
                                               ==========   ==========   ==========   ==========
                Net income per share -
                   diluted                     $     0.61   $     0.59   $     0.67   $     0.79
                                               ==========   ==========   ==========   ==========


      5.  SECONDARY OFFERING

         On April 29, 1998, the Company completed a public offering of 2,838,700 shares of the Company's common stock. The net proceeds of approximately $70.3 million have been and will be used for the acquisition of educational travel and performance improvement companies and related businesses and for general corporate purposes.


     6.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued, which requires reporting of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. There was no effect of implementing this statement on January 1, 1998.

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

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     6.  NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED

         In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect of SFAS 133 on its consolidated financial statements.

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

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997

     During 1998, the Company and its subsidiaries acquired four companies which operate housing reservation, incentive management and travel programs. Although these companies contributed to the gross program receipts and revenues of the consolidated group in the first six months of 1998, due to the timing of the acquisitions and future changes which management plans to make to the operations of these companies, management believes that the future contribution of these four acquisitions will increase the Company's gross program receipts and revenues.

     GROSS PROGRAM RECEIPTS
     ----------------------
     Gross program receipts increased to $49.5 million in the second quarter of 1998 from $35.5 million in the second quarter of 1997. This increase is primarily attributed to the acquisitions during 1998 as well as improvement of Ambassadors Performance Group, Inc.'s (APG) existing business. Ambassadors Education Group, Inc. (AEG) also increased its business; however, the majority of the planned increase in volume for the year will occur in the third quarter.

     NET REVENUE
     -----------
     Increased gross program receipts, combined with a consistent 33% gross margin during the second quarters of 1998 and 1997, resulted in increased net revenues to $16.3 million in 1998 from $11.7 million in 1997. This $4.6 million increase is primarily due to the aforementioned acquisitions made in 1998.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     The Company's policy is to expense all selling and tour promotion costs as they are incurred.

     Selling and tour promotion expenses increased to $3.9 million in 1998 from $1.9 million in 1997. This increase is a result of the acquisitions during 1998 within APG, coupled with an increase in marketing campaigns within the AEG.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased to $3.5 million in 1998 from $1.8 million in 1997. This increase is primarily due to the acquisitions in 1998 within APG and increases within the existing businesses.

     OTHER INCOME/EXPENSE
     --------------------
     Other income includes foreign currency gains or losses, interest income and interest expense. For the quarter ended June 30, 1998, other income increased to $1.0 million from $0.3 million in the comparable 1997 period. This increase was primarily due to interest income earned on the proceeds from the secondary offering. Net proceeds of approximately $70.3 million were received from this offering in April 1998. The Company is investing the offering proceeds in short-term interest-bearing investments pending their use for acquisition of target companies.

     INCOME TAXES
     ------------
     The Company has recorded an income tax provision of $3.7 million for the quarter ended June 30, 1998, which represents an effective tax rate of 37%, in comparison to a $2.9 million income tax provision during the second quarter of 1997 at a 35% effective tax rate. Income tax provisions have been recorded based upon the estimated effective income tax rate applied to the pre-tax income.

     NET INCOME AND EARNINGS PER SHARE
     ---------------------------------
     Net income for the second quarter of 1998 increased to $6.3 million from $5.4 million in 1997. Although net income increased, the 33% increase in basic weighted average number of shares outstanding resulted in earnings per share in 1998 of $0.70 which is a decrease from the $0.80 per share recorded in the comparable 1997 period. This was an expected result of the stock issued in the secondary offering. Diluted earnings per share were $0.67 in 1998 and $0.79 in 1997. The increase in the basic and diluted shares outstanding is due to the secondary offering of 2,838,700 shares in April 1998.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

     GROSS PROGRAM RECEIPTS
     ----------------------
     Gross program receipts increased to $58.8 million during the six months ended June 30, 1998 from $43.1 million in the same period of 1997. This increase is primarily attributed to the acquisitions during the first six months of 1998 as well as improvement of APG's existing business. Gross receipts within AEG which were due to an increase in the number of participants and increased gross receipts per participant also contributed to the overall increase in gross program receipts.

     NET REVENUE
     -----------
     Increased gross program receipts and a consistent gross margin during the six months ended June 30, 1998 and 1997, resulted in increased net revenues to $19.4 million in 1998 from $13.7 million in 1997. This $5.7 million increase is the result of the aforementioned acquisitions made in 1998 as well as the increase in AEG's number of participants and increased net revenue per participant.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     The Company's policy is to expense all selling and tour promotion costs as they are incurred.

     Selling and tour promotion expenses increased to $6.7 million during 1998 from $4.0 million in 1997. This increase is the result of acquisitions during 1998 and the assumption of their additional costs within APG, coupled with an increase in marketing campaigns within AEG.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased in 1998 to $6.3 million from $3.7 million in 1997. This increase is primarily due to the acquisitions in 1998 within APG and increases within the existing businesses.

     OTHER INCOME/EXPENSE
     --------------------
     Other income includes foreign currency gains or losses, interest income and interest expense. For the six months ended June 30, 1998, other income increased to $1.5 million from $0.4 million. This increase was due to a $0.4 million improvement in foreign currency gains and losses as well as interest income earned on the $70.3 million of secondary offering proceeds received in April 1998.

     The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly, are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase commitments. The Company is exposed to credit risk under the forward contracts and options to the extent that the counter-party is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company's hedging strategies will be successful in mitigating the impact of foreign currency fluctuations. The face amount of forward foreign exchange contracts outstanding at June 30, 1998 was $7.2 million.

     INCOME TAXES
     ------------
     The Company has recorded an income tax provision of $2.9 million for 1998 in comparison to a $2.3 million income tax provision during the six months ended June 30, 1997. Income tax provisions have been recorded based upon the estimated effective income tax rate applied to the pre-tax income.

     NET INCOME AND EARNINGS PER SHARE
     ---------------------------------
     Net income for the six months increased to $5.0 million in 1998 from $4.0 million in 1997. Even with an 18% increase in basic weighted average number of shares outstanding, the increased net income resulted in basic earnings per share in 1998 of $0.63, an increase from $0.60 per share in 1997. Diluted earnings per share also increased to $0.61 in 1998 from $0.59 per share in 1997. The increase in the basic and diluted shares outstanding is due to the secondary offering of 2,838,700 shares in April 1998.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     The Company's business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the six months ended June 30, 1998 increased to $20.4 million from $19.1 million in 1997. The increased net income of $0.9 million in 1998 over the comparable 1997 period is the primary cause of the increased cash flows from operations.

     Net cash used in investing activities increased to $4.7 million in 1998 from $0.6 million 1997. The increase is primarily due to $4.0 million used in 1998 for acquisitions of businesses. The Company does not have any material capital expenditure commitments for the next twelve months. However, the Company's acquisitions of certain subsidiaries include contingent consideration. The remaining contingent consideration, which is dependent upon the success of the acquired companies' businesses, will not have a significant effect on the Company's cash flows. Also, the Company is continuing to pursue further acquisitions of related educational travel and performance improvement companies that will require some of its available cash and cash equivalents. The Company had no significant long- or short-term debt as of June 30, 1998.

     In April 1998, the Company raised $70.3 million of cash through a secondary public offering.

     The Company has a credit facility available with Seafirst Bank for $25.0 million for foreign currency purchases and forward contracts.

     At June 30, 1998, the Company had approximately $109 million of cash and cash equivalents. Management believes existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures and acquisitions for at least the next twelve months.

     FOREIGN CURRENCY; HEDGING POLICY
     --------------------------------
     The substantial majority of the Company's programs take place outside of the United States and most foreign suppliers require payment in local currency rather than U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. To manage these risks, the Company enters into forward foreign exchange contracts and foreign currency option contracts. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly, are not entered into for speculative purposes. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company's hedging strategies will be successful in mitigating the impact of foreign currency fluctuations. The Company records its forward foreign exchange contracts at market value on a quarterly basis. Unrealized and realized gains and losses on these securities are recognized in the statement of income and comprehensive income.

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

     In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect of SFAS 133 on its consolidated financial statements.

     PART II OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds

     The Company's Registration Statement for its initial public offering of securities (File No. 33-93586) became effective on August 3, 1995.

     The net proceeds to the Company from the offering of $12,054,491, have been completely used from the date of the offering though the date of this report as follows:

                                                              Amount of
       Category of Use                                        Use
       -----------------------------------------------------  ------------
       Acquisition of other businesses                        $ 11,081,556
       Working capital                                             972,935


     None of the net proceeds to the Company of the offering was paid to directors, officers, ten percent shareholders or affiliates of the Company.

     Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders on May 15, 1998, the following actions were taken:

     1.  Election of Directors (Class I Directors)

           Name                       For            Withheld
           -----------------------     ---------     --------
           Peter V. Ueberroth         6,050,861      0
           Richard D. C. Whilden      6,050,861      0

         The terms of office of Class II Directors, John A. Ueberroth and James L. Easton, and Class III Directors, John C. Spence and Rafer
         L. Johnson, continued beyond the date of the 1998 Annual Meeting of Shareholders.

     2. Approval of certain amendments to the Company's 1995 Equity Participation Plan

           For                        5,997,051
           Against                       53,205
           Abstain                            0

     3. Ratification of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as independent auditors for the year ending December 31, 1998

           For                        6,050,661
           Against                          200
           Abstain                            0


     Item 6.  Exhibits and Reports on Form 8-K.

              (a)  Exhibits:

                   10.15  The Amended and Restated 1995 Equity
                          Participation Plan of Ambassadors International,
                          Inc.

                   10.16 The Atlanta Merchandise Mart Lease Agreement dated April 17, 1998 by and between AMC, Inc. and Destination, Inc.

                   27 - Financial Data Schedule

              (b)  Reports on Form 8-K:

                   The Company filed Amendment No. 1 to a Current Report on Form 8-K/A on April 2, 1998, with respect to a Current Report on Form 8-K originally filed on February 20, 1998, relating the acquisition of Rogal America Co.
                   This Current Report, as amended, responded to Items 2 and 7 and included audited financial statements, and an unaudited condensed pro forma balance sheet and a condensed pro forma combined statement of operations.

                   The Company filed a Current Report on Form 8-K on
                   June 5, 1998 (subsequently amended on Amendment No. 1 to Current Report on Form 8-K/A filed on July 23, 1998 and Amendment No. 2 to Current Report on Form 8-K/A filed on August 5, 1998), relating to the acquisition of Incentive Associates, Inc. This Current Report, as amended, responded to Items 2 and 7 and included audited financial statements, and an unaudited condensed pro forma balance sheet and a condensed pro forma combined statement of operations.

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBASSADORS INTERNATIONAL, INC.


     Date: August 14, 1998        By: /s/ Jeffrey D. Thomas
                                      ----------------------------------
                                      Jeffrey D. Thomas,
                                      Chief Financial Officer