Form 10-Q
period 1998-09-30
AMBASSADORS INTERNATIONAL INC
filed 1998-11-16
CIK 946842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                       ----------------------------------

                                    FORM 10-Q
     (Mark One)

     [X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1998

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
     Yes   X     No
         -----      -----

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

           Common shares outstanding as of October 30, 1998:  9,911,911

     AMBASSADORS INTERNATIONAL, INC.
     FORM 10-Q QUARTERLY REPORT

     Table of Contents

     PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets at September 30, 1998 and
                  December 31, 1997
                Consolidated Statements of Income and Comprehensive
                  Income for the Nine and Three Months Ended
                  September 30, 1998 and 1997
                Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1998 and 1997
                Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations


     PART II  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURES

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited)
     September 30, 1998 and December 31, 1997



                                                September 30,  December 31,
                                                    1998           1997
                                                -------------  ------------
                   ASSETS

     Current assets:
       Cash and cash equivalents                $ 61,809,885   $ 22,870,546
       Investments                                33,199,708
       Restricted cash equivalents                   120,000        125,000
       Accounts receivable                         2,494,992      1,753,369
       Prepaid program costs and expenses          9,395,566      2,004,995
       Deferred income taxes                          31,229         31,229
       Other assets                                   88,411        498,129
                                                ------------   ------------
           Total current assets                  107,139,791     27,283,268

     Property, plant and equipment, net            3,548,496      2,148,305
     Investment in joint venture                     464,000        462,500
     Goodwill and covenant-not-to-compete,
       net of $1,437,577 and $470,196 of
       accumulated amortization                   21,210,681      4,442,734
     Other assets                                    133,069         85,573
     Deferred income taxes                            26,608         26,608
                                                ------------   ------------
           Total assets                         $132,522,645   $ 34,448,988
                                                ============   ============


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited), Continued
     September 30, 1998 and December 31, 1997



                                                September 30,  December 31,
                                                    1998           1997
                                                -------------  ------------
               LIABILITIES AND
             STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                         $  2,144,531   $  1,616,120
       Accrued expenses                            3,349,658        724,008
       Participants' deposits                     17,621,241      7,397,924
       Customer advances                             633,755        980,834
       Notes payable, current portion                 86,808        171,241
       Unrealized loss on foreign currency
         exchange contracts                          338,343        674,625
                                                ------------   ------------
           Total current liabilities              24,174,336     11,564,752

     Notes payable, due after one year               376,896        328,696
                                                ------------   ------------
           Total liabilities                      24,551,232     11,893,448
                                                ------------   ------------

     Commitments and contingencies

     Stockholders' equity:
       Preferred stock, $.01 par value;
         2,000,000 shares authorized;
         none issued and outstanding
       Common stock, $.01 par value;
         authorized, 20,000,000 shares;
         issued and outstanding, 9,911,911
         and 6,768,223 shares                         99,119         67,682
       Additional paid-in capital                 89,913,144     13,760,963
       Retained earnings                          18,172,306      8,726,895
       Accumulated other comprehensive loss         (213,156)
                                                ------------   ------------
           Total stockholders' equity            107,971,413     22,555,540
                                                ------------   ------------
           Total liabilities and stock-
             holders' equity                    $132,522,645   $ 34,448,988
                                                ============   ============


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Income and Comprehensive Income (Unaudited) for the nine months and three months ended September 30, 1998 and 1997

                                                     Nine Months Ended         Three Months Ended
                                                       September 30,             September 30,
                                                  ------------------------  ------------------------
                                                     1998         1997         1998         1997
                                                  -----------  -----------  -----------  -----------
     Revenue                                      $33,651,957  $23,247,371  $14,285,212  $ 9,532,271
                                                  -----------  -----------  -----------  -----------
     Operating expenses:
       Selling and tour promotion                  11,276,307    7,367,535    4,622,852    3,322,905
       General and administrative                  10,264,754    5,673,691    3,984,856    1,959,022
                                                  -----------  -----------  -----------  -----------
                                                    21,541,061  13,041,226    8,607,708    5,281,927
                                                  -----------  -----------  -----------  -----------
     Operating income                              12,110,896   10,206,145    5,677,504    4,250,344
                                                  -----------  -----------  -----------  -----------
     Other income (expense):
       Interest expense                               (19,884)        (648)      (5,086)        (265)
       Interest and dividend income                 2,737,494    1,274,483    1,238,866      411,430
       Realized and unrealized loss on
         investments                                  (25,787)    (508,432)                  (36,286)
       Other, net                                     (12,717)         647      (12,546)
                                                  -----------  -----------  -----------  -----------
                                                    2,679,106      766,050    1,221,234      374,879
                                                  -----------  -----------  -----------  -----------
     Income before income taxes                    14,790,002   10,972,195    6,898,738    4,625,223
     Provision for income taxes                     5,472,301    3,939,057    2,552,533    1,634,895
                                                  -----------  -----------  -----------  -----------
     Income before cumulative effect of change
       in accounting principle                      9,317,701    7,033,138    4,346,205    2,990,328
     Cumulative effect of change in accounting
       principle, net of income taxes                 127,710                   127,710
                                                  -----------  -----------  -----------  -----------
     Net income                                     9,445,411    7,033,138    4,473,915    2,990,328
     Other comprehensive loss:
       Change in unrealized gains and losses
         in foreign exchange contracts, net
          of income taxes                            (213,156)                 (213,156)
                                                  -----------  -----------  -----------  -----------
     Comprehensive income                         $ 9,232,255  $ 7,033,138  $ 4,260,759  $ 2,990,328
                                                  ===========  ===========  ===========  ===========

     Ambassadors International, Inc.
     Consolidated Statements of Income and Comprehensive Income, Continued (Unaudited) for the nine months and three months ended September 30, 1998 and 1997

                                                     Nine Months Ended         Three Months Ended
                                                       September 30,             September 30,
                                                  ------------------------  ------------------------
                                                     1998         1997         1998         1997
                                                  -----------  -----------  -----------  -----------
     Earnings per share - basic:
       Income per share before cumulative
         effect of change in accounting
         principle                                $      1.08  $      1.04  $      0.44  $      0.44
       Cumulative effect of accounting change            0.02           --         0.01           --
                                                  -----------  -----------  -----------  -----------
     Net income per share                         $      1.10  $      1.04  $      0.45  $      0.44
                                                  ===========  ===========  ===========  ===========
     Weighted average common shares outstanding     8,610,455    6,756,090    9,910,087    6,761,586
                                                  ===========  ===========  ===========  ===========
     Earings per share - diluted:
       Income per share before cumulative
         effect of change in accounting
         principle                                $      1.05  $      1.03  $      0.43  $      0.43
       Cumulative effect of accounting change            0.01           --         0.01           --
                                                  -----------  -----------  -----------  -----------
     Net income per share                         $      1.06  $      1.03  $      0.44  $      0.43
                                                  ===========  ===========  ===========  ===========
     Weighted average common shares outstanding     8,877,509    6,837,092   10,162,795    6,922,609
                                                  ===========  ===========  ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1998 and 1997


                                                    1998         1997
                                                 -----------  -----------
     Cash flows from operating activities:
       Net income                                $ 9,445,411  $ 7,033,138
       Adjustments to reconcile net income
         to net cash provided by operating
         activities:
           Depreciation and amortization           1,470,664      651,288
           Deferred income tax benefit                             (7,017)
           Loss on investments                        25,787      508,432
           Loss on sale of property, plant
             and equipment                            13,857       12,373
           Change in assets and liabilities,
             net of effects of purchases of
             subsidiaries:
               Restricted cash                         5,000       10,000
               Accounts receivable                 1,794,954      (16,799)
               Prepaid program costs and
                 expenses                         (6,971,954)     174,436
               Other assets                          288,695       42,589
               Accounts payable and accrued
                 expenses                            388,852    2,555,051
               Participants' deposits              3,338,659   (2,447,446)
               Customer advances                    (347,079)    (571,157)
                                                 -----------  -----------
                   Net cash provided by
                     operating activities          9,452,846    7,944,888
                                                 -----------  -----------
     Cash flows from investing activities:
       Purchase of property, plant and
         equipment                                (1,348,003)    (890,235)
       Investment in joint venture                    (1,500)
       Purchase of investments                   (33,199,708)
       Net cash paid for acquisitions of
         subsidiaries                             (6,316,323)    (311,229)
       Payment for covenant not-to-compete          (200,000)    (117,293)



     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited), Continued for the nine months ended September 30, 1998 and 1997


                                                    1998         1997
                                                 -----------  -----------
     Cash flows from investing activities,
       Continued:
         Maturity of investments                              $   345,732
         Payments received on (issuance of)
           notes receivable, net                 $   149,455     (162,102)
                                                 -----------  -----------
                 Net cash used in investing
                   activities                    (40,916,079)  (1,135,127)
                                                 -----------  -----------

     Cash flows from financing activities:
       Cash received from exercise of stock
         options                                     142,209      119,470
       Payments of notes payable                     (87,608)    (201,146)
       Net proceeds from sale of common stock     70,347,971
                                                 -----------  -----------
                 Net cash provided by (used in)
                   financing activities           70,402,572      (81,676)
                                                 -----------  -----------
     Net increase in cash and cash
       equivalents                                38,939,339    6,728,085
     Cash and cash equivalents, beginning
       of period                                  22,870,546   18,281,433
                                                 -----------  -----------
     Cash and cash equivalents, end of
       period                                    $61,809,885  $25,009,518
                                                 ===========  ===========
     Non-cash investing and financing
       activities:
         Common shares issued for acquisition
           of subsidiaries                       $ 5,693,438
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

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at September 30, 1998, the consolidated results of operations for the nine- and three-month periods ended September 30, 1998 and 1997 and the consolidated cash flows for the nine-month periods ended September 30, 1998 and 1997. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


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


     3.  1998 ACQUISITIONS

         During the nine months ended September 30, 1998, the Company made five acquisitions as described below:

         In February 1998, the Company acquired certain assets of a company engaged in providing comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows. That company is located in Boston, Massachusetts. In February 1998, the Company also acquired all of the outstanding stock of a performance incentives and meeting management company located in Westlake Village, California. In April 1998, the Company acquired all of the outstanding stock of

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     3.  1998 ACQUISITIONS, CONTINUED

         a performance incentives and meeting management company located in Laguna Hills, California. In May 1998, the Company acquired certain assets of a specialized golf tour company located in Burbank, California. In July 1998, the Company acquired certain assets of a company engaged in providing comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows. That company is located in Atlanta, Georgia.

         The total purchase price for these acquisitions was $11.7 million and 277,927 shares of the Company's restricted common stock and certain contingent consideration. The common stock issued to effect the transactions was recorded at fair value. The contingent consideration to be paid is dependent upon the success of the acquired companies' programs. The contingent consideration will be accounted for as goodwill and will be amortized accordingly when, and if, the contingency is removed and additional consideration is paid.

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

         The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per share computations.

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     4.  EARNINGS PER SHARE, CONTINUED

                                               Nine Months Ended         Three Months Ended
                                               September 30,             September 30,
                                               -----------------------   -----------------------
                                               1998         1997         1998         1997
                                               ----------   ----------   ----------   ----------
              Numerator:
                Income before cumulative
                   effect of change in
                   accounting principle        $9,317,701   $7,033,138   $4,346,205   $2,990,328
                Cumulative effect of account-
                   ing change                     127,710           --      127,710           --
                                               ----------   ----------   ----------   ----------
                Net income for basic and
                   diluted earnings per share  $9,445,411   $7,033,138   $4,473,915   $2,990,328
                                               ==========   ==========   ==========   ==========
              Denominator:
                Weighted-average shares
                   outstanding - basic          8,610,455    6,756,090    9,910,087    6,761,586
                Effect of dilutive common
                   stock options                  267,054       81,002      252,708      161,023
                                               ----------   ----------   ----------   ----------
                Weighted-average shares
                   outstanding - diluted        8,877,509    6,837,092   10,162,795    6,922,609
                                               ==========   ==========   ==========   ==========
              Earnings per share - basic:
                Income before cumulative
                   effect of change in
                   accounting principle        $     1.08   $     1.04   $     0.44   $     0.44
                Cumulative effect of account-
                   ing change                        0.02           --         0.01           --
                                               ----------   ----------   ----------   ----------
                                               $     1.10   $     1.04   $     0.45   $     0.44
                                               ==========   ==========   ==========   ==========
              Earnings per share - diluted:
                Income before cumulative
                   effect of change in
                   accounting principle        $     1.05   $     1.03   $     0.43   $     0.43
                Cumulative effect of account-
                   ing change                        0.01           --         0.01           --
                                               ----------   ----------   ----------   ----------
                                               $     1.06   $     1.03   $     0.44   $     0.43
                                               ==========   ==========   ==========   ==========



     5.  SECONDARY OFFERING

         On April 29, 1998, the Company completed a public offering of 2,838,700 shares of the Company's common stock. The net proceeds of approximately $70.3 million have been used for acquisitions related to performance improvement companies and will be used for additional acquisitions of educational travel and performance improvement companies and related businesses. These proceeds will also be used for general corporate purposes.

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has elected to implement the Statement early on July 1, 1998. The Statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The adoption of the Statement on July 1, 1998 resulted in the cumulative effect of an accounting change of $127,710, net of income tax, being recognized as income in the statement of income.

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

     During 1998, the Company and its subsidiaries acquired five companies which operate housing reservation, incentive management and travel programs. Although these companies contributed to the gross program receipts and revenues of the consolidated group in the first nine months of 1998, due to the timing of the acquisitions and future changes which management plans to make to the operations of these companies, management believes that the future contribution of these five acquisitions will further increase the Company's gross program receipts and revenues.

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     GROSS PROGRAM RECEIPTS AND REVENUES
     -----------------------------------
     Gross program receipts increased to $37.6 million in the third quarter of 1998 from $29.0 million in the third quarter of 1997. This increase is attributed to five acquisitions during 1998 as well as growth in APG's existing businesses. AEG also increased its business, recording revenues from 5,228 program participants in the third quarter of 1998 versus 4,199 in the same period of 1997.

     NET REVENUE
     -----------
     Net revenues increased to $14.3 million in the third quarter of 1998 from $9.5 million in the comparable 1997 quarter. This increase in net revenue was driven by increases in the gross receipts as well as increases in gross margins, from 33% in the third quarter of 1997 to 39% in the 1998 third quarter. The increase in net revenue was driven by internal growth in both AEG and APG, as well as acquisitions made by APG. The margin increase was primarily driven by AEG.


     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     The Company's policy is to expense all selling and tour promotion costs as they are incurred.

     Selling and tour promotion expenses increased to $4.6 million in the quarter ended September 30, 1998 from $3.3 million in the comparable quarter in 1997. This increase is a result of the acquisitions during 1998 within APG.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased to $4.0 million during the quarter ended September 30, 1998 from $2.0 million during the quarter ended September 30, 1997. This increase is primarily due to the acquisitions in 1998 within APG as well as increases within APG's existing businesses.

     OTHER INCOME/EXPENSE
     --------------------
     Other income includes foreign currency gains or losses, interest income, and interest expense. For the third quarter ended
     September 30, 1998, other income increased to $1.2 million from $0.4 million in the comparable 1997 period. This increase was due to interest income from cash management practices on secondary offering proceeds. Net proceeds of approximately $70.3 million were received from this offering in April 1998. The Company is investing the offering proceeds in short-term, interest-bearing investments pending use of the proceeds.

     INCOME TAXES
     ------------
     The Company has recorded an income tax provision of $2.6 million for the third quarter of 1998, which represents an effective tax rate of 37%, compared to a $1.6 million income tax provision during the third quarter of 1997 or a 35% effective tax rate. Income tax provisions have been recorded based upon the estimated effective income tax rate applied to the pre-tax income.

     NET INCOME AND EARNINGS PER SHARE
     ---------------------------------
     Net income for the third quarter of 1998 increased to $4.5 million from $3.0 million for the third quarter of 1997. Net income increased $1.5 million although the 47% increase in diluted weighted average number of shares outstanding resulted in diluted earnings per share of $0.44 compared to $0.43 in the same quarter of 1997. This small increase was the result of the additional number of shares of stock issued in the secondary offering in April 1998. Basic earnings per share were $0.45 in the third quarter of 1998 and $0.44 in the third quarter of 1997. The increase in the diluted and basic shares outstanding is due to the secondary offering in April 1998.


     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     GROSS PROGRAM RECEIPTS
     ----------------------
     Gross program receipts increased to $96.5 million in the nine-month period ended September 30, 1998 from $72.3 million in the same period of 1997. This increase is primarily attributed to five acquisitions during the first nine months of 1998 as well as development within APG's existing business. AEG's growth in gross receipts also contributed to this increase as more program participants have traveled in the first nine months 1998 than in the comparable period of 1997.

     NET REVENUE
     -----------
     Net revenues increased to $33.7 million in the nine months ended September 30, 1998 from $23.2 million in the comparable 1997 period. This increase in net revenue was driven by greater business volume from both internal growth and acquisitions as well as improvements in gross margins. The increase in gross margins from 32% during the nine months ended September 30, 1997 to 35% in the comparable 1998 period was primarily driven by AEG. This $10.4 million increase is a result of the aforementioned acquisitions made in 1998 as well as increased AEG participants and net revenue per participant.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     The Company's policy is to expense all selling and tour promotion costs as they are incurred.

     Selling and tour promotion expenses increased during the nine-month period ended September 30, 1998 when compared to the same period in 1997, to $11.3 million from $7.4 million. This increase is primarily due to the acquisitions during 1998 and the assumption of their additional costs within APG, coupled with an increase in marketing campaigns within AEG.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased in the 1998 nine-month period to $10.3 million from $5.7 million in the comparable 1997 period. This increase is also primarily due to the acquisitions in 1998 in APG and increases within the existing businesses.

     OTHER INCOME/EXPENSE
     --------------------
     Other income includes foreign currency gains or losses, interest income, and interest expense. For the nine months ended September 30, 1998, other income increased to $2.7 million from $0.8 million in the comparable 1997 period. This increase was due to interest income earned on the $70.3 million of secondary offering proceeds received in April 1998.

     The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly, are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase commitments. The Company is exposed to credit risk under forward contracts and options to the extent that the counter-party is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company's hedging strategies will be successful in mitigating the impact of foreign currency fluctuations. The face amount of forward foreign exchange contracts outstanding at September 30, 1998 was $4.3 million. At September 30, 1998, the cost to the Company to terminate such forward exchange contracts with counterparties was approximately $338,000.

     INCOME TAXES
     ------------
     The Company has recorded an income tax provision of $5.5 million for the nine-month period ended September 30, 1998, which represents an effective tax rate of 37%, in comparison to a $3.9 million income tax provision for the comparable 1997 period at a 36% effective tax rate. Income tax provisions have been recorded based upon the estimated effective income tax rate applied to pre-tax income.

     NET INCOME AND EARNINGS PER SHARE
     ---------------------------------
     Net income for the nine-month period ended September 30, 1998 increased to $9.5 million from $7.0 million for the comparable 1997 period. Even with a 30% increase in diluted weighted average number of shares outstanding, the increased net income resulted in diluted earnings per share in the nine-month period ended September 30, 1998
     of $1.06 compared to $1.03 for the comparable 1997 period.   Basic
     earnings per share also increased to $1.10 from $1.04 for the nine-month period ended September 30, 1998 when compared to the nine-month period ended September 30, 1997. The increase in the basic and diluted shares outstanding is due to the secondary offering in April 1998.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     The Company's business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the nine-month period ended September 30, 1998 increased to $9.5 million from $7.9 million for the nine-month period ended September 30, 1997. The increased cash flow from operations results primarily from the $2.4 million increase in net income.

     Net cash used in investing activities increased to $40.9 million for the nine-month period ended September 30, 1998 from $1.1 million in the 1997 comparable period. The increase is due to $6.3 million cash used for business acquisitions and investments purchased with the proceeds of the secondary offering in 1998.

     The Company's financing activities generated $70.4 million during the nine months ended September 30, 1998 compared to using $0.1 million cash during the comparable 1997 period. The 1998 activity was primarily due to the $70.3 million secondary offering in April 1998.

     The Company does not have any material capital expenditure commitments
     for the ensuing year.   However, the Company is continuing to pursue
     further acquisitions of related educational travel and performance improvement companies that will require some of its available cash and cash equivalents. The Company's acquisitions of certain subsidiaries/ businesses include contingent consideration. The remaining contingent consideration, which is dependent upon the success of the acquired companies' businesses, will not have a significant effect on the Company's cash flows.

     The Company had $0.3 million in long-term debt at September 30, 1998. The Company has a credit facility available with a bank for $25.0 million US dollars for foreign currency purchases and forward contracts.

     At September 30, 1998, the Company had approximately $95.0 million of cash, cash equivalents and liquid investments. Management believes existing cash, cash equivalents, investments and cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures and acquisitions for the foreseeable future.


     FOREIGN CURRENCY; HEDGING POLICY
     ---------------------------------
     The substantial majority of the Company's programs takes place outside the United States and most foreign suppliers require payment in their own currency rather than U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. In 1993, the Company initiated a program to hedge against these foreign currency risks in the currencies of countries in which the largest amount of program pass-through expenses are denominated in foreign currency. To hedge against foreign currency risks, the Company has used forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. The Company also uses foreign currency call options which provide the Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrent with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option. The strike prices on these options generally straddle the exchange rate at the time the options are purchased and sold. Additionally, the Company purchases futures contracts to similarly hedge its foreign currency risk. The Company is exposed to credit risk under the forward contracts and options to the extent that the counterparty is unable to perform under the agreement. The Company anticipates hedging the majority of its foreign currency risk in future periods. There can be no assurance that the Company's hedging strategies will be successful in mitigating the impact of foreign currency fluctuations.

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

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999; the Company has elected to implement the Statement early on July 1, 1998. The Statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The adoption of the Statement on July 1, 1998 resulted in the cumulative effect of an accounting change of $127,710, net of income tax, being recognized as income in the statement of income.


     YEAR 2000 COMPLIANCE
     --------------------
     The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) implementation and testing. The Company's Year 2000 project is currently in the assessment phase and, with respect to certain information systems and products, is in the remediation phase. The Company has been storing years as a four-digit field in all mission critical databases since 1995 and believes that its internal master records are Year 2000 compliant. Most of the software which the Company uses, including all of its finance software, has been certified as Year 2000 compliant. In addition, the Company is in the process of obtaining Year 2000 compliance statements from the manufacturers of the Company's hardware and software products. These compliance statements are expected to be obtained by the end of 1998. AEG's internally generated client databases are Year 2000 compliant. APG's hardware, operating systems, applications software and internally-generated data requires additional assessment and remediation for Year 2000 compliance. The assessment phase is expected to be completed by February 1999. It is expected that APG's remediation efforts will be greater than those required by AEG, including the replacement of certain APG hardware, operating system upgrades and a small amount of applications software upgrades. This remediation is expected to be completed by June 1999. The Company's voicemail software is not Year 2000 compliant. The Company intends to upgrade this software to a Year 2000 compliant version by the end of 1998. The cost of this upgrade is not expected to be material.

     The Company believes that its greatest potential risks are associated with (i) its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers. The Company is at the beginning stage of assessments for its operations and infrastructure and cannot predict whether significant problems will be identified. The Company is asking its vendors and suppliers to complete a Year 2000 survey by the end of 1998 to assess the status of their compliance in order to assess the effect it could have on the Company. The Company has not yet determined the full extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues. Costs identified to date have not been material. The Company does not currently expect the total costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the Company has not yet completed its assessments, developed remediation for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans.

     Based on the Company's current analysis and assessment of the state of its Year 2000 compliance, the Company's reasonably likely worst case scenario involves booking delays of AEG and APG programs that would take place later in 2000, and the more remote possibility of travel interruptions for a small number of adult program participants actually traveling on AEG millennium programs on and immediately after January 1, 2000. Both of these types of delays and interruptions would arise as a result of third-party Year 2000 noncompliance (e.g., computerized airline and hotel booking systems), rather than because of the Company's internal Year 2000 compliance.

     As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products by April 15, 1999, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory way. Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000 compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties. The Company is continuing to evaluate Year 2000-related risks and will take such further corrective actions as may be required.


     PART II.  OTHER INFORMATION


     Items 1, 2, 3, 4 and 5 are not presented as they are not applicable.


     Item 6. Exhibits and Reports on Form 8-K.

             Exhibits: 27 - Financial Data Schedule

             Reports on Form 8-K:

             During the period covered by this Quarterly Report on Form 10-Q, the Company filed (i) Amendments No. 1 and No. 2 to a Current Report on Form 8-K originally filed on June 5, 1998, with respect to the acquisition, by its wholly owned subsidiary, APG, of the common stock of Incentive Associates, Inc.; and (ii) a Current Report on Form 8-K with respect to the acquisiton, by APG, of certain assets of Destination, Inc.

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBASSADORS INTERNATIONAL, INC.

     Date: November 16, 1998    By: /s/Jeffrey D. Thomas
           -----------------        ----------------------------------
                                    Jeffrey D. Thomas,
                                    Chief Financial Officer