Form 10-K
period 1998-12-31
AMBASSADORS INTERNATIONAL INC
filed 1999-04-01
CIK 946842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     (Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to            .
                                        -----------    -----------

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
     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the Nasdaq Stock Market on March 19, 1999, was $97,816,586. The number of shares of the registrant's Common Stock outstanding as of March 19, 1999 was 9,824,948.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS


      PART I

          Item 1.   Business
          Item 2.   Properties
          Item 3.   Legal Proceedings
          Item 4.   Submission of Matters to a Vote of Security Holders


      PART II

          Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
          Item 6.   Selected Financial Data
          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          Item 7A.  Quantitative and Qualitative Disclosures About Market
                    Risk
          Item 8.   Financial Statements and Supplementary Data
          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


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

     The Education Group is comprised of the Company's wholly owned subsidiary, Ambassadors Education Group, Inc., a Delaware corporation ("AEG"), and AEG's wholly-owned subsidiaries, Ambassadors Programs, Inc., a Delaware corporation ("API"), and Ambassadors Specialty Group, Inc., a Delaware corporation ("ASG"). The Performance Group is comprised of the Company's wholly owned subsidiary, Ambassadors Performance Group, Inc., a Delaware corporation ("APG") and APG's wholly-owned subsidiary, Ambassadors Performance Housing, Inc., a Delaware corporation ("APH"). References to the Company herein include Ambassadors International, Inc. and its subsidiaries, unless the context otherwise requires.

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

     For information reporting revenues from external customers, a measure of profit and loss, and total assets, see Note 13 to Consolidated Financial Statements, beginning on page F-1.

     EDUCATION GROUP

     The Company's Education Group has been active since the Company's founding in 1967. The Education Group consists of several specialized private-label travel programs, including (i) the "People to People Student Ambassador Programs" ("Student Ambassador Programs"), which provide opportunities for junior high and high school students to visit foreign countries to learn about the politics, economy and culture of such countries and (ii) the "People to People Ambassador Programs" ("Professional Exchange Programs"), which provides foreign travel experiences for adults, with emphasis on meetings and seminars between participants and persons in similar jobs abroad. See "Business--Education Group."

     Since 1983, the Company has organized programs for more than 80,000 students and 48,000 adults in more than 35 countries on 5 continents. In 1998, the Company's educational travel programs featured visits to such countries as Australia, China, France, Germany, Great Britain, India, Italy and New Zealand. In 1998, approximately 15,000 participants traveled on the Company's educational programs.

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

     The Company also believes that its association with the People to People programs and the recent efforts of management have provided the foundation for the Company to develop strategic alliances with Yosemite National Institutes and the American Youth Soccer Organization. In addition, through ASG, the Education Group provides travel programs in such specialty markets as golf and motor racing.

     PERFORMANCE GROUP

     During 1996, the Company commenced operations of its Performance Group through the acquisition of two existing entities engaged in this business. These operations were expanded in 1998, through the acquisition of Travel Incentives, Inc. ("TII") and Incentive Associates, Inc. ("IAI"). Through the additional acquisitions in 1998 of Rogal America, Co. ("Rogal") and Destination, Inc. ("Destination"), the Company further expanded its Performance Group to include comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows. See "Business
     - Recent Acquisitions."

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

     Programs are designed by the Company's staff of international planners and researchers to provide an educational and entertaining travel experience by exposing students to the history, government, economy and culture of the country or countries visited. In each country the Company contracts with overseas program coordinators to provide day-to-day oversight of the programs. Additionally, a guide trained by the Company accompanies the group throughout the duration of its program. In most instances, the Company also arranges to provide students the opportunity for a "homestay" (a brief stay with a host family) which gives students a glimpse of daily life in the visited country.

     Students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities which recognize academic credit include Stanford University, University of California at Los Angeles, and Georgetown University.

     PROFESSIONAL EXCHANGE PROGRAMS. The Company's Professional Exchange Programs provide adults with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens who have similar backgrounds, interests or professions. The Company markets its Professional Exchange Programs through a direct mail marketing effort throughout the year. Programs originate from the Company's internal marketing and research staff who identify potential delegation topics and leaders. Adult programs have been conducted in such areas as agriculture, economics, education, medicine and science.

     The Company believes that its Professional Exchange Programs provide participants with enriching experiences and deeper understandings of foreign cultures and peoples than visits arranged independently or through travel agencies. The Professional Exchange Programs operate year-round and are generally designed to provide a more specialized adult educational experience. Professional Exchange Programs generally last from ten days to two weeks and are designed to provide adults with similar backgrounds or common interests the opportunity to exchange information and ideas with their counterparts in other countries. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working trips, with a significant amount of the participant's time involved in organized meetings, seminars and round-table discussions with their foreign counterparts, inspection visits to major foreign facilities and institutions and informal gatherings with foreign counterparts. Each program is led by a delegation leader chosen by the Company based upon his or her recognition in the field and expertise regarding the special focus of the particular program.

     The Company acquired additional People to People adult business through an acquisition in February 1996, which included, among other things, the right to operate adult educational and exchange travel programs under the tradenames "American People Ambassador Programs" and "Missions in Understanding" and rights under an agreement with People to People to operate additional travel programs.

     SPECIALTY TRAVEL. The Company also operates certain specialty travel programs for niche markets. The Company has entered into an alliance with Yosemite National Institutes, a non-profit organization with operations in Yosemite National Park, Olympic National Park and Golden Gate National Recreation Area. The agreement with Yosemite National Institutes is exclusive, except that Yosemite National Institutes may conduct its own programs. The Company also has an agreement with the American Youth Soccer Organization to provide international travel for its players. In 1998, these programs included travel to France, the United Kingdom, Ireland and the Netherlands to play soccer matches against local teams.

     Through I.G.S. Travel, Inc. ("IGS"), the Education Group has expanded its business by organizing and operating high-end golf and golf-related tours, trips and programs, both within the United States and internationally. These programs are offered both as land programs at private country clubs and as part of certain cruise line itineraries. See "Business - Recent Acquisitions". Grand Prix Tours ("GPT"), in which the Company has a minority investment, organizes and operates over 40 programs annually to motor racing events in the United States and internationally. GPT is the largest such travel company in the United States.

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

     Through APH, the Company also provides comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows. The contracts for these services generally cover an annual meeting or event and may be for a term of one to several years. Pursuant to these agreements, the Company provides a wide range of services associated with booking hotel space and guest registration, including securing sufficient and appropriate hotel room inventories, coordinating blocking and booking of all hotel rooms, monitoring the status and volume of reservations, accepting individual and group reservations, mailing reservation confirmations and providing an on-site housing services desk at a meeting site to coordinate attendees' housing needs. For providing these and other services, the Company generally receives a fixed commission, which is paid directly by the hotels.

     RECENT ACQUISITIONS

     On February 5, 1998, APG acquired certain of the assets (the "Rogal Assets") of Rogal. Rogal provides comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows. The Rogal Assets include two office leases for premises in Massachusetts and Virginia, computer equipment and Rogal's existing client service contracts. The Company has continued to service the existing client contracts of Rogal and intends to expand further this area of its business.

     On February 20, 1998, the Company further expanded the operations of its Performance Group through the merger of TII into APG. TII was engaged in the performance incentives and meeting management businesses.

     On May 1, 1998, ASG acquired the assets of IGS, which organizes and operates golf and golf-related tours, trips and programs.

     On May 22, 1998, IAI was merged into APG. IAI provides travel incentive, business meeting and conference planning services.

     On July 17, 1998, APG acquired the assets of Destination, which is engaged in the business of organizing and operating comprehensive integrated housing, registration and travel services for meetings, conventions, expositions and trade shows for business clients. With the completion of this acquisition, the Company believes that it is now one of the leading housing registration services in the United States.

     On January 25, 1999, subsequent to the end of the 1998 fiscal year, the Company purchased a minority interest in connection with the acquisition by a group of investors of all of the capital stock of Scheduled Airlines Traffic Offices, Inc. ("SatoTravel"). SatoTravel is a travel management firm that handles travel management services primarily to the U.S. military and U.S. Government, with the remainder to major U.S. corporations. SatoTravel was owned by eleven domestic airlines prior to this transaction. The Company also entered into a Management Agreement (the "Management Agreement") with SatoTravel Holding Co., Inc., the newly-formed parent corporation of SatoTravel, in which the Company is a minority shareholder, to provide general financial and management consulting services to SatoTravel. In consideration for providing these services, the Company will be paid a management fee and will be reimbursed for reasonable expenses incurred in connection with the rendering of services under the Management Agreement. The term of the Management Agreement is five years, subject to earlier termination under certain circumstances.

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

     EMPLOYEES

     At February 28, 1999, the Company had approximately 406 employees, of which 383 were full-time employees. Of the Company's total employees, 137 are located in Spokane, Washington, 66 are located in Newport Beach, California, 12 are located in Novato, California, 3 are located in Winnebago, Illinois, 35 are located in Plymouth, Minnesota, 93 are located in Watertown, Massachusetts, 3 are located in Alexandria, Virginia, 16 are located in Westlake Village, California and 41 are located in Atlanta, Georgia. The Company has 76 full-time employees engaged in marketing and sales and 330 full-time employees in operations, administration and finance. The Company also occasionally employs temporary labor on a seasonal basis to assist it with its direct marketing efforts in recognition of the fact that the Company's student travel programs are seasonal in nature. None of the Company's employees is subject to collective bargaining agreements or is represented by a union. The Company believes that its labor relations are good.

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

     In March 1998, the Company entered into a new lease for the Ambassadors Performance Group headquarters office in Newport Beach, California. The lease commenced on June 15, 1998 and is for a term of seven years. The initial base rental is $28,346 per month in the first year, increasing to $29,696 per month in the second year. The premises consist of approximately 27,000 square feet. The Company subleases approximately 2,000 square feet of this space to a sublessee for a current monthly rental of $2,900 and subleases approximately 2,800 square feet of this space to another sublessee for a current monthly rental of $2,600.

     In July 1998, APG entered into a lease for office space in Novato, California. The lease commenced on September 1, 1998 and is for a term of five years. The premises consist of approximately 2,400 square feet. The base rent is $5,645 per month for the first year of the lease and will increase in subsequent years based on the local consumer price index.

     The Company also leases approximately 900 square feet of office space in Winnebago, Illinois pursuant to a lease that expires in August 2000. In addition, the Company currently leases approximately 15,360 square feet of office and warehouse space in Plymouth, Minnesota, pursuant to a lease which expired in January 1999. That lease was renewed until July 31, 2000 at a monthly rental of $10,144.

     In February 1998, the Company assumed two additional leases for office space in connection with its acquisition of the Rogal Assets. One lease is for approximately 15,900 square feet in Watertown, Massachusetts, with a current monthly rental of $15,640, which lease expires in 2003. The second lease is for approximately 1,805 square feet in Alexandria, Virginia, with a current monthly rental of $2,137; that lease expired in November 1998 and has been extended for an additional three years, until November 2001.

     In February 1998, the Company assumed a month-to-month lease for office space in connection with its acquisition of TII. The lease was for approximately 4,841 square feet with a monthly rental of $6,051. Effective February 1, 1999, this lease was renewed for two years, expiring on January 31, 2001, for approximately 3,148 square feet, at a monthly rental of $4,407.

     In July 1998, the Company assumed a lease for office space in Atlanta, Georgia, in connection with the acquisition of Destination. That lease is for approximately 9,933 square feet and the term of the lease expires in June 2002. The base rent is $11,333 per month through June 30, 1999 and $11,786 from July 1, 1999 through June 30, 2000.

     The Company also leases, but no longer occupies, approximately 4,500 square feet of office space in Newport Beach, California. The lease expires in June 2000, and currently provides for monthly rental payments of $4,742. The Company subleases this space to one sublessee for a monthly rental of $6,744 for the period July 1998 through June 1999, increasing to $7,194 for the period July 1999 through June 2000.

     Management believes that its existing facilities are sufficient to meet its present needs and anticipated needs for the foreseeable future. However, additional facilities may be required in connection with future business acquisitions.

     Item 3. LEGAL PROCEEDINGS

     On September 22, 1997, Sarah Buffington and certain other individuals, for themselves and on behalf of their children, six teenage students (the "Plaintiffs"), filed a lawsuit in the District Court of Harris County, Texas, against People to People and three individual tour leaders. In February 1998, the lawsuit was amended to include the Company (the original named defendants and the Company are collectively referred to as the "Defendants"). The basis for the Plaintiffs' claim was their allegation that, while the six teenagers were in Europe in June 1997 as part of a tour involving 31 students, three of the tour leaders behaved in an inappropriate manner toward the six teenagers. The Plaintiffs alleged breach of contract, negligence, negligent hiring and retention of the tour leaders, slander, intentional infliction of emotional distress, and assault and battery. The Plaintiffs sought at least $15,000,000 in punitive and exemplary damages against the Defendants, together with unspecified actual damages, attorneys' fees, court costs and other incidental costs.

     On December 14, 1998, this lawsuit was settled for a payment to the Defendants in the aggregate amount of $64,000, and the suit was dismissed with prejudice.

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

     Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     PART II

     Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

     STOCK MARKET AND OTHER INFORMATION

     The Company's common stock has been traded on the Nasdaq National Market under the symbol "AMIE" since August 3, 1995. Prior to such date, there was no public trading market for the Company's equity securities. As of March 19, 1999, there were approximately 42 holders of record of the Company's Common Stock. This number does not include beneficial owners holding shares through nominee or "street" name.

     The following table sets forth the high and low sale prices of a share of the Company's Common Stock as reported on the Nasdaq National Market on a quarterly basis for the Company's fiscal years ended December 31, 1997 and December 31, 1998.

                                                           High     Low
                                                           -------- -------
     1997:
         Quarter ended March 31, 1997                      $12.50   $ 9.00
         Quarter ended June 30, 1997                       $13.75   $ 8.75
         Quarter ended September 30, 1997                  $22.00   $12.25
         Quarter ended December 31, 1997                   $26.75   $17.25

     1998:
         Quarter ended March 31, 1998                      $26.75   $17.50
         Quarter ended June 30, 1998                       $30.75   $24.50
         Quarter ended September 30, 1998                  $31.88   $15.75
         Quarter ended December 31, 1998                   $17.91   $13.00

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

     TRANSFER AGENT AND REGISTRAR

     ChaseMellon Shareholder Services of Los Angeles, California serves as transfer agent and registrar of the Company's Common Stock.

     CHANGES IN SECURITIES

     In February 1998, the Company issued 140,187 shares of its Common Stock in connection with its acquisition of the Rogal Assets, and 52,068 shares of its Common Stock in connection with its acquisition of TII. In May 1998, the Company issued 85,672 shares of its Common Stock in connection with its acquisition of IAI.

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

     Item 6. SELECTED FINANCIAL DATA

                                          YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                          1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
                                              (dollars in thousands, except per share data)
      STATEMENT OF INCOME DATA (A):
      Operating revenues                  $ 40,148   $ 26,541   $ 18,843   $ 17,133   $ 16,990

      Operating expenses:
         Selling and tour promotion         15,555      9,826      8,420      8,694      9,407
         General and administrative         15,577      8,210      5,770      4,676      5,380

      Operating income                       9,016      8,505      4,653      3,763      2,203

      Net income                             8,362      5,637      3,947      5,157      2,127

      Pro forma net income (B)                  --         --         --      3,179      3,152

      Net income per share - basic (B)    $   0.93   $   0.83   $   0.60   $   0.57   $   0.63

      Net income per share - diluted (B)  $   0.92   $   0.82   $   0.59   $   0.56   $   0.63

      BALANCE SHEET DATA (C):

      Cash and cash equivalents           $ 55,290   $ 22,871   $ 18,281   $ 12,974   $  6,634

      Total assets                         127,732     34,449     27,269     16,016      9,637

      Long-term debt                           145        329         --          6         17

      Total stockholders' equity           107,049     22,556     16,783     11,135      1,829

      SELECTED OPERATING DATA:

      Gross program receipts (rounded
        to nearest million)               $116,000   $ 80,000   $ 57,000   $ 47,000   $ 45,000


     (A) Since 1995, the Company has made several acquisitions which have been accounted for under the purchase method of accounting. Therefore, the results of operations of these acquired entities are included in the results of operations of the Company since their respective dates of acquisition. The statement of income data for the years ended December 31, 1995 and 1994 only reflects the Education Group. During 1996, the Company commenced operations of its Performance Group through the acquisition of two existing entities engaged in this business. Due to the timing of these acquisitions, the results of operations for one of these entities are included in the Company's results of operations for the year ended December 31, 1996. The results of operations of the second acquisition are included in the financial presentation for the year ended December 31, 1997. The results of operations for the year ended December 31, 1997 also include the acquisition in September 1997 of a third company in the Performance Group. The results of operations for the year ended December 31, 1998 include the results of operations of acquisitions as of February, April, May and July of 1998.

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

     (C) All of the Company's acquisitions have been accounted for under the purchase method of accounting. Therefore, the balance sheet data include the accounts of the acquired entities as of their respective dates of acquisition. Since one of the acquisitions occurred effective December 31, 1996, the balance sheet data includes the accounts of this entity as of December 31, 1996; however, the results of operations of this entity are not included in the statement of income data until the year ended December 31, 1997. Acquisitions in 1998 include results of operations in the statement of income data as of the months described in note (A) above and also are included in balance sheet data at the end of 1998.

     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto incorporated by reference in this Annual Report on Form 10-K. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by this statement.

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

     In January 1996, the Company completed the acquisition of The Helin Organization and commenced operations of the Performance Group. This acquisition was followed in February 1996 by the acquisition of certain assets of Marc L. Bright & Associates, which expanded the business of the Company's already existing Education Group. In December 1996, the Company acquired Bitterman & Associates, Inc.; in September 1997, the Company acquired certain of the assets of Debol & Associates; in February 1998, the Company acquired certain of the assets of Rogal America, Co. and the stock of Travel Incentives, Inc.; in May 1998, the Company acquired the assets of I.G.S. Travel Corporation and the stock of Incentive Associates, Inc.; and in July 1998, the Company acquired the assets of Destination, Inc.; the cumulative effect of which was to further expand the Company's Performance Group. All of these acquisitions were accounted for under the purchase method of accounting. Therefore, the results of operations of the acquired businesses are included in the Company's results of operations since their respective dates of acquisition, which, in the case of Incentive Associates, Inc., was effective
     April 1, 1998.

     Gross program receipts reflect the total payments received by the Company from Education Group participants and Performance Group clients. Gross program receipts less program pass-through expenses constitute the Company's revenues. Program pass-through expenses include all direct costs associated with the Company's programs including costs related to airfare, ships, hotels, meals, ground transportation, guides, professional exchanges, changes in currency exchange rates and merchandise costs. The Company recognizes gross program receipts, pass-through expenses and revenues upon the departure of the program participant or as the Performance Group service is rendered. Operating expenses, which are expensed by the Company as incurred, are the costs related to the creation of programs, promotional materials and marketing costs, salaries, rent, other general and administrative expenses and all of the Company's ordinary expenses. The Company's policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel.

     The Company's businesses are seasonal. The Company earns more than three-quarters of its annual revenues in the second and third quarters, which historically has more than offset operating losses incurred during the rest of the year. The Company anticipates that this trend will continue for the foreseeable future. The Company's annual results would be adversely affected if the Company's revenues were to be substantially below seasonal norms during these periods. The Company's operating results may fluctuate as a result of many factors, including the mix of Education Group and Performance Group programs and services, the mix of programs and program destinations offered by the Company and its competitors, the introduction and acceptance of new programs and program enhancements by the Company and its competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international conflicts, timing of and costs relating to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel.

     The substantial majority of the Company's programs take place outside the United States and most foreign suppliers require payment in local currency rather than U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. To manage these risks, the Company enters into forward foreign exchange contracts and foreign currency option contracts.

     These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly, are not entered into for speculative purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk".

     Results of Operations
     ---------------------
     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to consolidated revenues.

                                                 Year Ended December 31,
                                                 --------------------------
                                                 1998      1997      1996
                                                 -----     -----     ------
     Revenue                                     100.0%    100.0%    100.0%
     Operating expenses:
       Selling and tour promotion                 38.7      37.0      44.7
       General and administrative                 38.8      31.0      30.6
                                                 -----     -----     -----
     Total operating expenses                     77.5      68.0      75.3
                                                 -----     -----     -----
     Operating income                             22.4      32.0      24.7
                                                 -----     -----     -----
     Other income (expense)                        8.8       1.8       7.0
     Income before income taxes                   31.2      33.8      31.7
     Income tax provision (benefit)               10.7      12.6      10.8
                                                 -----     -----     -----
     Net income                                   20.8%     21.2%     20.9%
                                                 =====     =====     =====


     COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31,
     1997

     The Company is organized in two operating divisions: the Education Group and the Performance Group. Both groups strengthened their business in 1998 by growing their sales volume. The Education Group focused on internal growth and posted gains in both sales volume and gross margin percentage. The Performance Group grew through both internal sales increases and a series of acquisitions designed to broaden the product appeal, geographic scope, and sales force capabilities of the Performance Group.

     Overall, gross program receipts grew by 44%, to $115.8 million in 1998, from $80.5 million in 1997, an increase of $35.3 million. Net revenue grew by 51% to $40.1 million in 1998, from $26.5 million in 1997, an increase of $13.6 million.

     Gross margins (revenues as a percentage of gross program receipts) strengthened during 1998 to 35%, from 33% during 1997. This increase was driven by improved gross margin percentages in both the Education and Performance Groups. The Performance Group strengthened its gross margins primarily through the addition of a new product line, housing registration for convention services, while the Education Group continued to achieve strong margins.

     Selling and tour promotion expenses increased during 1998 when compared to 1997 by $5.7 million. For the year ended December 31, 1998, selling and tour promotion expenses totaled $15.5 million in comparison to $9.8 million for the year ended December 31, 1997. Existing business contributed marginally to this increase, while the new customers, clients and product lines added by the four acquisitions in the Performance Group during 1998 accounted for the substantial majority of this increase.

     General and administrative expenses increased to $15.6 million in 1998 from $8.2 million during 1997. Existing businesses contributed marginally to this increase, while the new customers, clients and product lines added by the four acquisitions in the Performance Group during 1998 accounted for the substantial majority of this increase.

     The gains in both gross program receipts and net revenue enabled the Company to realize operating income of $9.0 million in 1998 compared to $8.5 million in 1997, an increase of $0.5 million.

     Other income in 1998 consisted primarily of interest income generated by cash and cash equivalents. As of December 31, 1998, the Company had $93.0 million in cash, cash equivalents and short term investments, compared to $22.9 million on December 31, 1997. This $70.1 million increase is primarily attributable to the Company's secondary offering of stock in April 1998, in which the Company realized net proceeds of $70.3 million. As a result, the Company realized interest income of $3.6 million in 1998, compared to $1.6 million in 1997, an increase of $2.0 million.

     Other income also included unrealized foreign currency gains or losses. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase commitments. Beginning July 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging

     Activities." Therefore, the effective portion of any unrealized gains or losses on foreign exchange contracts are no longer recorded in other income, but are recorded as other comprehensive income and are accumulated as a component of stockholders' equity. Realized gains and losses on these contracts are recorded as a cost of the related travel program when the contracts mature and are utilized. Prior to July 1, 1998, all unrealized gains and losses on foreign exchange contracts and options were recorded in the statement of income as other income or expense. The Company reduced its unrealized foreign exchange losses from $1.1 million in 1997 to an insignificant amount in 1998.

     The Company reduced its effective tax rate to 34% in 1998, from 37% in 1997. This improvement in the effective tax rate was primarily due to the Company's cash management and investment strategies in 1998, which resulted in the Company's receiving a significant amount of tax-exempt interest income. The Company recorded an income tax provision of $4.3 million in 1998, compared to $3.3 million in 1997.

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

     Gross program receipts increased 42% in 1997 over 1996, from $56.7 million to $80.3 million, and net revenue increased 41%, from $18.8 million in 1996 to $26.5 million in 1997. These increases were driven by an increase in the number of Education Group program participants, the addition of new acquisitions, and improved cross-selling in the Performance Group.

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

     Net cash provided by operations for the years ended December 31, 1998, 1997 and 1996 was $8.8 million, $5.9 million and $6.1 million, respectively. The increase in cash flow from operations in 1998 resulted primarily from the increase in net income of $2.7 million.

     Net cash used in investing activities for the years ended December 31, 1998, 1997 and 1996 was $46.7 million, $1.2 million and $0.8 million, respectively. The net cash used in investing activities increased in 1998 primarily due to investing the proceeds from the Company's secondary offering, as well as $6.6 million spent on acquisitions.
     The investing activities during 1997 were due primarily to leasehold improvements in the corporate headquarters facilities as well as the purchase of a company in the third quarter of the year. The Company does not have any material capital expenditure commitments for 1999.

     However, the terms of the Company's acquisitions of certain businesses include contingent consideration. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

     The Company had no significant long- or short-term debt as of December 31, 1996; however, at December 31, 1998 and 1997, the Company had $0.3 million and $0.5 million in long-term debt as a result of an acquisition during 1997.

     Net cash provided by financing activities in 1998 was $70.3 million as a result of the Company's secondary offering of the Company's Common Stock during April 1998. Net cash used in 1997 and 1996 was insignificant. The Company has a credit facility available with Seafirst Bank, with a current limit of up to $25.0 million for foreign currency purchases and forward contracts. This credit facility is renewable annually and the Company expects it to be renewed prior to July 1999.

     At December 31, 1998, the Company had approximately $55.3 million of cash and cash equivalents, including program participant funds of $15.7 million. Under the Company's cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the time of cancellation. Management believes that existing cash and cash equivalents and cash flows from operations, combined with the net proceeds of the secondary offering in April 1998, will be sufficient to fund the Company's anticipated operating needs, capital expenditures and acquisitions at least through 1999.

     MARKET RISK

     The following table summarizes the financial instruments other than foreign currency forward exchange agreements held by the Company at December 31, 1998, which are sensitive to changes in interest rates. The table presents principal cash flows for available-for-sale investments and a note payable outstanding at December 31, 1998 by contractual maturity date and the related average interest rate and fair value (amounts in thousands):

                                 Year Ending
                                 December 31,
                                 -------------------              Fair
                                 1999       2000       Total      Value
                                 --------   --------   --------   --------
     U.S. government and
       agency obligations        $ 37,660   $     --   $ 37,660   $ 37,660
       Interest rate                  3.7%                  3.7%
     Note payable                     186        145        331        331
       Interest rate (fixed)          6.5%       6.5%       6.5%

     The substantial majority of the Company's travel programs take place outside the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Additionally, the Company uses foreign currency call options which provide the Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrent with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option. The strike prices on these options generally straddle the exchange rate at the time the options are purchased. The Company also purchases futures contracts to similarly hedge its foreign currency risk. The Company is exposed to credit risk under the foreign currency contracts and options to the extent that the counterparty is unable to perform under the agreement. The fair value of foreign currency exchange contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year end. The fair value of the foreign currency options is based on the estimated amount to terminate the put and call contracts with the counterparties at year end.

     The table below provides information about the Company's financial instruments that are sensitive to foreign currency exchange rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates. All contracts mature in 1999. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. None of these contracts is entered into for trading purposes. At December 31, 1998, the Company had outstanding forward exchange contracts and call and put options to purchase and sell foreign currencies as follows (amounts in thousands):

                                                             U.S. Dollar
                                               U.S. Dollar   Average
                                               Contract      Contractual
                                               Amount        Exchange Rate
                                               -----------   -------------
     Forward contracts (pay $U.S./
       receive foreign currency):
         Australian dollar                       $3,450          $0.67
         New Zealand dollar                          63           0.51
         British pound                              776           1.66
                                                 ------
                                                 $4,289
                                                 ======

                                               U.S. Dollar   U.S. Dollar
                                               Contract      Average
                                               Amount        Strike Price
                                               -----------   -------------
     Call options purchased (pay $U.S./
       receive foreign currency):
         Australian dollar                       $1,750          $0.70
         New Zealand dollar                         550           0.55
         British pound                            7,380           1.64
                                                 ------
                                                 $9,680
                                                 ======

     Put options sold (pay $U.S./receive
       foreign currency):
         Australian dollar                       $  714          $0.70
         New Zealand dollar                         227           0.63
                                                 ------
                                                 $  941
                                                 ======


     At December 31, 1998, the Company had unrealized foreign currency losses associated with these financial instruments of approximately $289,000.

     YEAR 2000 COMPLIANCE

     The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) implementation and testing. The Company's Year 2000 project is currently in the development of remediation and remediation phases. The Company has been storing years as a four-digit field in all mission critical databases since 1995 and believes that its internal master records are Year 2000 compliant. Most of the software which the Company uses, including all of its finance software, has been certified as Year 2000 compliant. In addition, the Company is in the process of obtaining Year 2000 compliance statements from the manufacturers of the Company's hardware and software products. These compliance statements are expected to be obtained by September 1999. AEG's internally generated client databases are Year 2000 compliant. APG's hardware, operating systems, applications software and internally-generated data requires additional assessment and remediation for Year 2000 compliance. The assessment phase has been completed. It is expected that APG's remediation efforts will be greater than those required by AEG, including the replacement of certain APG hardware,operating system upgrades and a small amount of applications software upgrades. This remediation is expected to be completed by June 1999. The Company's voicemail software is not Year 2000 complaint. The Company intends to upgrade this software to a Year 2000 compliant version by the end of 1999. The cost of this upgrade is not expected to be material.

     The Company believes that its greatest potential risks are associated with (i) its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers. The Company is at the beginning stage of assessments for its operations and infrastructure and cannot predict whether significant problems will be identified. The Company is asking its vendors and suppliers to complete a Year 2000 survey by the end of May 1999, to assess the status of their compliance in order to assess the effect it could have on the Company. The Company has not yet determined the full extent of contingency planning that may be required. Based on the status of the assessments made and remediation plans developed to date, the Company is not in a position to state the total costs of remediation of all Year 2000 issues. Costs identified to date have not been material. The Company does not currently expect costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the Company has not yet completed its assessments, developed remediation for all problems, developed any contingency plans, or completely implemented or tested any of its remediation plans.

     Based on the Company's current analysis and assessment of the state of its Year 2000 compliance, the Company's reasonably likely worst case scenario involves booking delays of AEG and APG programs that would take place later in 2000, and the more remote possibility of travel interruptions for a small number of adult program participants actually travelling on AEG millennium programs on and immediately after January 1, 2000. Both of these types of delays and interruptions would arise as a result of third-party Year 2000 noncompliance (e.g., computerized airline and hotel booking systems), rather than because of the Company's internal Year 2000 compliance.

     As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products by June 30, 1999, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory way. Because the Company uses a variety of informational systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000 compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve the Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties. The Company is continuing to evaluate Year 2000-related risks and will take such further corrective actions as may be required.

     Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in Management's Discussion and Analysis of Results of Operations and Financial Condition (Part II, Item 7).

     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Company are submitted as a separate section of this Form 10-K on pages F-1 through F-23.

     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

     PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1998, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 14, 1999.

     Item 11.  EXECUTIVE COMPENSATION

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1998, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 14, 1999.

     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1998, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 14, 1999.

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1998, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 14, 1999.

     PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K

     (a)  List of documents filed as part of Report

          (1)  FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

               Report of Independent Accountants                        F-1
               Consolidated Balance Sheets at December 31,
                 1998 and 1997                                          F-2
               Consolidated Statements of Income for the years
                 ended December 31, 1998, 1997 and 1996                 F-3
               Consolidated Statements of Comprehensive Income
                 for the years ended December 31, 1998,
                 1997 and 1996                                          F-4
               Consolidated Statements of Changes in Stockholders'
                 Equity for the years ended December 31, 1998,
                 1997 and 1996                                          F-5
               Consolidated Statements of Cash Flows for the
                 years ended December 31, 1998, 1997 and 1996           F-6
               Notes to Consolidated Financial Statements       F-7 to F-23

          (2)  FINANCIAL STATEMENT SCHEDULES INCLUDED IN ITEM 8:

               No financial statement schedules are presented as the required information is either not applicable or included in the Consolidated Financial Statements or notes thereto.

          (3)  EXHIBITS

               The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1998.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMBASSADORS INTERNATIONAL, INC.
                              (Registrant)

     Date: March 30, 1999     By: /s/ Jeffrey D. Thomas
                                  ---------------------------------------
                                  Jeffrey D. Thomas, Chief Financial
                                    Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                           Title                                    Date
      ---------------------------------   -------------------------------------    --------------
      By:  /s/ John A. Ueberroth          President and Chief Executive Officer    March 30, 1999
           ----------------------------   (Principal Executive Officer)
           John A. Ueberroth


      By:  /s/ Peter V. Ueberroth         Chairman of the Board of Directors       March 30, 1999
           ----------------------------
           Peter V. Ueberroth


      By:  /s/ Jeffrey D. Thomas          Chief Financial Officer                  March 30, 1999
           ----------------------------   (Principal Financial and Accounting
           Jeffrey D. Thomas              Officer)


      By:  /s/ James L. Easton            Director                                 March 30, 1999
           ----------------------------
           James L. Easton


      By:  /s/ Rafer L. Johnson           Director                                 March 30, 1999
           ----------------------------
           Rafer L. Johnson


      By:  /s/ John C. Spence             Director                                 March 30, 1999
           ----------------------------
           John C. Spence


      By:  /s/ Richard D.C. Whilden       Director                                 March 30, 1999
           ----------------------------
           Richard D.C. Whilden

     INDEX TO EXHIBITS

     2.1       Form of Reincorporation Agreement(l)
     2.2       Rescission Agreement(l)
     2.3       Stock Purchase Agreement(l)
     2.4       Redemption Agreement(l)
     3.1       Certificate of Incorporation of Ambassadors International,
               Inc.(1)
     3.2       By-Laws of Ambassadors International, Inc.(l)
     4.1       Specimen Stock Certificate(l)
     10.1      People to People Contract - Student Ambassador Program(l)
     10.2      People to People Contract - Citizen Ambassador Program(l)
     10.3      Form of Equity Participation Plan of Ambassadors
               International, Inc.(1)
     10.4 Form of Registration Rights Agreement among the Company, John and Peter Ueberroth, and certain other stockholders(l)
     10.5 Form of Indemnification Agreement for officers and directors(1)
     10.6 Commercial Lease dated December 21, 1992 between Portolese and Sample Investments and International Ambassador Programs, Inc.(1)
     10.7 First Amendment to Commercial Lease dated January 3, 1995 between Portolese and Sample Investments and International Ambassador Programs, Inc.(l)
     10.8      Form of Employment Agreement with Executive Officers(l)
     10.9 Form of Note between the Company and the Ueberroths relating to the Distribution(l)
     10.10 General Contract between People to People and M.L. Bright Associates dated July 1, 1995 and Assignment documents to the Company dated February 6, 1996(2)
     10.11 Agreement and Plan of Merger, effective as of December 11, 1996 by and among Ambassadors International, Inc., a Delaware corporation, Ambassadors Performance Improvement, Inc., a Delaware corporation and wholly owned subsidiary of Ambassadors, Bitterman & Associates, Inc., a Minnesota corporation, and Michael H. Bitterman(3)
     10.12 Asset Purchase Agreement dated as of February 5, 1998 by and among the company, Ambassador Performance Group, Inc., Rogal America, Co. and Andrew Rogal(4)
     10.13 Lease dated December 20, 1996 between Rogal America, Inc. and Ark-Les Corp.(5)
     10.14 Industrial Lease dated 19- between the Company and the Irvine Company(5)
     10.15 The Amended and Restated 1995 Equity Participation Plan of Ambassadors International, Inc.(6)
     10.16 The Atlanta Merchandise Mart Lease Agreement dated April 17, 1998 by and between AMC, Inc. and Destination, Inc. (6)
     10.17 Agreement and Plan of Merger, dated May 22, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Incentive Associates, Inc., Wayne Wright and Russ Medevic(7)

     10.18 Asset Purchase Agreement, dated July 17, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Destination, Inc. and Gregory S. Cunningham(8)
     10.19 Lease dated July 24, 1998 by and between the Joseph Pell and Eda Pell Revocable Trust dated August 19, 1989 and Ambassador Performance Group, Inc.(9)
     21.1      Subsidiaries of Ambassadors International, Inc.(9)
     23.1      Consent of PricewaterhouseCoopers LLP(9)
     24.1      Powers of Attorney(9)
     27.1      Financial Data Schedule(9)


     (1) Filed as an exhibit of the same number to the Company's Registration Statement on Form S-1 (Registration No. 33-93586), and incorporated herein by reference.
     (2) Filed as an exhibit of the same number to the Company's Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.
     (3) Filed as Exhibit 2.5 to a Current Report on Form 8-K dated January 3, 1997, and incorporated herein by reference.
     (4) Filed as Exhibit 2.6 to a Current Report Form 8-K dated February 12, 1998 (as amended on Form 8-K/A dated April 2,
               1998), and incorporated herein by reference.
     (5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
     (6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998, and incorporated herein by reference.
     (7) Filed as Exhibit 2.5 to a Current Report on Form 8-K, which was filed on June 5, 1998, and incorporated herein by reference.
     (8) Filed as Exhibit 2.6 to a Current Report on Form 8-K, which was filed on August 3, 1998, and incorporated herein by reference.
     (9)       Filed herewith.

     REPORT OF INDEPENDENT ACCOUNTANTS


     Board of Directors and Stockholders
     Ambassadors International, Inc.
     Spokane, Washington


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ambassadors International, Inc. and its subsidiaries (the Company) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As described in Note 1 to the financial statements, the Company changed its accounting for derivative instruments on July 1, 1998 and accounting for impairment of long-lived assets in 1996.


     /s/PricewaterhouseCoopers LLP

     Spokane, Washington
     February 5, 1999

     Ambassadors International, Inc.
     Consolidated Balance Sheets
     December 31, 1998 and 1997


                                               1998           1997
                                               ------------   ------------
     ASSETS:
       Current assets:
         Cash and cash equivalents             $ 55,289,580   $ 22,870,546
         Restricted cash equivalents                152,000        125,000
         Investments                             37,659,994             --
         Accounts receivable                      4,371,898      2,005,029
         Prepaid program costs and expenses       4,637,121      2,004,995
         Deferred income taxes                           --         31,229
         Other assets                               159,158        246,469
                                               ------------   ------------
           Total current assets                 102,269,751     27,283,268

       Property and equipment, net                4,199,889      2,148,305
       Other investments                            462,500        462,500
       Goodwill, net of $1,285,950 and
         $290,711 of accumulated
         amortization                            20,401,794      4,247,219
       Covenants-not-to-compete, net of
         $370,047 and $179,485 of
         accumulated amortization                   254,953        195,515
       Deferred income taxes                             --         26,608
       Other assets                                 142,897         85,573
                                               ------------   ------------
           Total assets                        $127,731,784   $ 34,448,988
                                               ============   ============
     LIABILITIES:
       Current liabilities:
         Accounts payable                      $  2,348,759   $  1,616,120
         Accrued expenses                           942,047        724,008
         Participants' deposits                  15,742,697      7,397,924
         Customer advances                          744,077        980,834
         Note payable, current portion              185,851        171,241
         Foreign currency exchange contracts        289,322        674,625
         Deferred income taxes                      284,957             --
                                               ------------   ------------
           Total current liabilities             20,537,710     11,564,752

       Note payable, due after one year             145,243        328,696
                                               ------------   ------------
           Total liabilities                     20,682,953     11,893,448
                                               ------------   ------------

     Commitments and contingencies (Notes 2, 6, 7 and 10)

     Ambassadors International, Inc.
     Consolidated Balance Sheets, Continued
     December 31, 1998 and 1997


                                               1998           1997
                                               ------------   ------------

     Stockholders' equity:
       Preferred stock, $.01 par value;
         2,000,000 shares authorized;
         none issued and outstanding           $         --   $         --
       Common stock, $.01 par value;
         authorized, 20,000,000
         shares; issued and outstanding,
         9,915,534 and 6,768,223 shares              99,155         67,682
       Additional paid-in capital                90,043,060     13,760,963
       Retained earnings                         17,088,888      8,726,895
       Accumulated other comprehensive loss        (182,272)            --
                                               ------------   ------------
           Total stockholders' equity           107,048,831     22,555,540
                                               ------------   ------------
           Total liabilities and stockholders'
             equity                            $127,731,784   $ 34,448,988
                                               ============   ============


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Income
     for the years ended December 3, 1998, 1997 and 1996


                                    1998         1997         1996
                                    -----------  -----------  -----------
     Revenue                        $40,147,525  $26,540,897  $18,843,422
                                    -----------  -----------  -----------
     Operating expenses:
       Selling and tour promotion    15,554,540    9,825,916    8,420,151
       General and administrative    15,577,361    8,210,378    5,769,874
                                    -----------  -----------  -----------
                                     31,131,901   18,036,294   14,190,025
                                    -----------  -----------  -----------
     Operating income                 9,015,624    8,504,603    4,653,397
                                    -----------  -----------  -----------
     Other income (expense):
       Interest and dividend income   3,620,097    1,588,408    1,079,855
       Realized and unrealized gain
         (loss) on investments          (25,787)  (1,101,526)     290,253
       Other, net                       (71,305)      (8,888)     (42,575)
                                    -----------  -----------  -----------
                                      3,523,005      477,994    1,327,533
                                    -----------  -----------  -----------
     Income before income taxes      12,538,629    8,982,597    5,980,930
     Income tax provision             4,304,346    3,345,465    2,034,395
                                    -----------  -----------  -----------
     Income before cumulative
       effect of change in
       accounting principle           8,234,283    5,637,132    3,946,535
     Cumulative effect of change
       in accounting principle,
       net of income taxes of
       $75,005                          127,710           --           --
                                    -----------  -----------  -----------
     Net income                     $ 8,361,993  $ 5,637,132  $ 3,946,535
                                    ===========  ===========  ===========
     Earnings per share - basic:
       Income before cumulative
         effect of change in
         accounting principle       $      0.92  $      0.83  $      0.60
       Cumulative effect of
         accounting change                 0.01           --           --
                                    -----------  -----------  -----------
       Net income per share         $      0.93  $      0.83  $      0.60
                                    ===========  ===========  ===========
       Weighted-average common
         shares outstanding - basic   8,938,812    6,759,541    6,618,454
                                    ===========  ===========  ===========

     Ambassadors International, Inc.
     Consolidated Statements of Income, Continued for the years ended December 31, 1998, 1997 and 1996


                                    1998         1997         1996
                                    -----------  -----------  -----------
     Earnings per share - diluted:
       Income before cumulative
         effect of change in
         accounting principle       $      0.91  $      0.82  $      0.59
       Cumulative effect of
         accounting change                 0.01           --           --
                                    -----------  -----------  -----------
       Net income per share         $      0.92  $      0.82  $      0.59
                                    ===========  ===========  ===========
       Weighted-average common
         shares outstanding -
         diluted                      9,087,398    6,893,231    6,649,884
                                    ===========  ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

                                    1998         1997         1996
                                    -----------  -----------  -----------

     Net income                     $ 8,361,993  $ 5,637,132  $ 3,946,535
     Unrealized losses on
       available-for-sale invest-
       ments, net of $107,049
       income taxes                    (182,272)          --           --
                                    -----------  -----------  -----------
     Comprehensive income           $ 8,179,721  $ 5,637,132  $ 3,946,535
                                    ===========  ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996


                                                                                 Retained     Accumulated
                                            Common Stock            Additional   Earnings     Other
                                            ----------------------  Paid-In      (Accumulat-  Comprehen-
                                            Shares     Amount       Capital      ed Deficit   sive Loss    Total
                                            ---------  -----------  -----------  -----------  ------------ ------------
      Balances, December 31, 1995           6,535,030  $    65,350  $11,926,468  $  (856,772)$         --  $ 11,135,046
        Stock issued for acquisition
           of subsidiaries                    218,857        2,189    1,698,811           --           --     1,701,000
        Net income                                 --           --           --    3,946,535           --     3,946,535
                                            ---------  -----------  -----------  -----------  -----------  ------------
      Balances, December 31, 1996           6,753,887       67,539   13,625,279    3,089,763           --    16,782,581
        Stock options exercised                14,336          143      135,684                        --       135,827
        Net income                                 --           --           --    5,637,132           --     5,637,132
                                            ---------  -----------  -----------  -----------  -----------  ------------
      Balances, December 31, 1997           6,768,223       67,682   13,760,963    8,726,895           --    22,555,540
        Stock options exercised                18,184          182      176,550           --           --       176,732
        Stock grants issued                    12,500          125       98,312           --           --        98,437
        Tax benefit associated with
           stock grants and exercise of
           stock options                           --           --       95,430           --           --        95,430
        Stock issued for acquisition
           of subsidiaries                    277,927        2,779    5,592,221           --           --     5,595,000
        Stock issued for cash, net of
           offering costs                   2,838,700       28,387   70,319,584           --           --    70,347,971
        Other comprehensive loss, net
           of income taxes                         --           --           --           --     (182,272)     (182,272)
        Net income                                 --           --           --    8,361,993           --     8,361,993
                                            ---------  -----------  -----------  -----------  -----------  ------------
      Balances, December 31, 1998           9,915,534  $    99,155  $90,043,060  $17,088,888  $  (182,272) $107,048,831
                                            =========  ===========  ===========  ===========  ===========  ============

      The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows
     for the years ended December 31, 1998, 1997 and 1996

                                                       1998           1997           1996
                                                       ------------   ------------   ------------
      Cash flows from operating activities:
        Net income                                     $  8,361,993   $  5,637,132   $  3,946,535
        Adjustments to reconcile net income to net
           cash provided by operating activities:
             Depreciation and amortization                1,943,213        894,963        392,403
             Deferred income tax provision (benefit)        449,843       (196,297)       458,235
             (Gain) loss on investments                      25,787      1,101,526       (290,253)
             Loss on sale of property and equipment              --         15,245            880
             Compensation expense for stock grants           98,437             --             --
             Purchase of trading securities              (8,073,218)    (6,699,420)    (7,765,969)
             Proceeds from sale of trading
                securities                                7,575,521      6,225,946      8,330,781
             Change in assets and liabilities, net of
                effects of purchase of subsidiaries:
                  Restricted cash equivalents               (27,000)       (70,000)       (10,000)
                  Accounts receivable                       488,707       (535,976)       882,787
                  Prepaid program costs and expenses     (1,055,334)       179,635         62,447
                  Other assets                              256,518         86,011             --
                  Accounts payable and accrued
                    expenses                             (1,926,870)      (246,801)      (564,821)
                  Participants' deposits                    891,215       (116,226)       684,834
                  Customer advances                        (236,757)      (354,534)            --
                                                       ------------   ------------   ------------
                       Net cash provided by operating
                         activities                       8,772,055      5,921,204      6,127,859
                                                       ------------   ------------   ------------
      Cash flows from investing activities:
        Purchase of property and equipment               (2,147,524)    (1,032,040)      (338,072)
        Proceeds from sale of property and equipment             --             --          1,220
        Proceeds from sale of available-for-sale
           securities                                     7,128,851        636,684             --
        Purchase of available-for-sale securities       (44,991,559)      (200,000)      (262,500)
        Cash paid for acquisition of subsidiaries,
           net of cash received                          (6,553,679)      (199,075)      (105,340)
        Payment for covenant-not-to-compete agreement      (250,000)      (220,000)      (125,000)
        Change in other assets                              (57,324)       (48,781)        19,766
        Payments received on (issuance of) notes
           receivable, net                                  162,354       (162,354)            --
                                                       ------------   ------------   ------------
                       Net cash used in investing
                         activities                     (46,708,881)    (1,225,566)      (809,926)
                                                       ------------   ------------   ------------
      Cash flows from financing activities:
        Payments on long-term debt                         (168,843)      (242,352)       (10,752)
        Proceeds from exercise of stock options             176,732        135,827             --
        Net proceeds from sale of common stock           70,347,971             --             --
                                                       ------------   ------------   ------------
                       Net cash provided by (used in)
                         financing activities            70,355,860       (106,525)       (10,752)
                                                       ------------   ------------   ------------

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows, Continued for the years ended December 31, 1998, 1997 and 1996

                                                       1998           1997           1996
                                                       ------------   ------------   ------------
      Net increase in cash and cash equivalents          32,419,034      4,589,113      5,307,181
      Cash and cash equivalents, beginning of year       22,870,546     18,281,433     12,974,252
                                                       ------------   ------------   ------------
      Cash and cash equivalents, end of year           $ 55,289,580   $ 22,870,546   $ 18,281,433
                                                       ============   ============   ============
      Supplemental disclosure of cash flow information:
        Cash paid for interest                         $     39,818   $      9,535   $      1,515
        Cash paid for income taxes                        4,568,700      3,688,507      1,440,000


        See Notes 7 and 10 for noncash investing and financing activities.


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Notes to Financial Statements
     as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            ORGANIZATION AND BASIS OF CONSOLIDATION

            The Company is an educational travel, travel services and performance improvement company. The Company is engaged primarily in the business of (i) organizing, marketing and operating international education travel programs on a worldwide basis for students and adults (the Education Group) and (ii) developing, marketing and managing performance improvement programs for a nationwide roster of corporate clients that utilize merchandise awards and incentive travel, providing business meeting management services and providing comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows (the Performance Group).

            The Company was founded in 1967 and was reincorporated in Delaware in 1995. The Education Group represented the entire operations of the Company until 1996 when the Performance Group commenced operations.

            The consolidated financial statements include the accounts of Ambassadors International, Inc. (the Company) and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

            CREDIT RISK

            The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the federal insurance limit or at institutions which are not covered by this insurance. The Company believes that its primary trade accounts receivable credit risk exposure is limited as travel program participants are required to pay for their entire program costs prior to the program departure and trade accounts receivable for non-travel related programs are principally with large credit-worthy corporations. The Company invests in foreign currency contracts and options to hedge its foreign currency risk. The Company is exposed to credit risk under these contracts to the extent that the counterparty is unable to perform under the agreement.

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


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

            The Company's restricted cash equivalents represent certificates of deposit issued in the Company's name and held by four airline companies as collateral for airfare purchase agreements.

            DERIVATIVE FINANCIAL INSTRUMENTS AND INVESTMENTS

            In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. The Company elected to implement the Statement early on July 1, 1998. The Statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The adoption of SFAS 133 on July 1, 1998 resulted in the cumulative effect of an accounting change of $127,710, net of income taxes, being recognized as income in the statement of income.

            The Company classifies its marketable investments as available-for-sale securities. Available-for-sale securities consist of foreign currency futures, forward contracts, options and debt securities which are carried at fair value. The Company uses

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            DERIVATIVE FINANCIAL INSTRUMENTS AND INVESTMENTS, CONTINUED

            foreign currency exchange contracts as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. Prior to the adoption of SFAS 133 on July 1, 1998, the Company classified the foreign currency contracts as trading securities with realized and unrealized gains and losses on these securities recognized in the statement of income.

            The fair value of foreign currency exchange contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year end. The fair value of the foreign currency options is based on the estimated amount to terminate the put and call contracts with the counterparties at year end.

            Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of income in the period the investments are sold.

            The Company owns a 20% interest in a company which provides packaged tours primarily to Formula One, Indy Car and NASCAR races. This investment is reported on the equity method. The Company also owns a 15% interest in a joint venture. The joint venture's purpose is the acquisition of preferred stock (which represents 8.2% of the total outstanding stock) of an internet company. This investment is reported at the lower of cost or estimated net realizable value. The chairman of the board of the internet company is also a director of the Company. Also, the president of the Company is a director of the internet company.

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost. Cost of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. Major additions and betterments are capitalized. Depreciation and amortization are provided over the lesser of the estimated useful lives of the respective assets or the lease term (including extensions), using the straight-line method, generally 5 to 8 years.

            When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations.

            GOODWILL AND COVENANTS-NOT-TO-COMPETE

            Goodwill is being amortized using the straight-line method over 10 to 30 years. Costs of covenants-not-to-compete are amortized using the straight-line method over the term of the agreements, generally 5 to 10 years.

            In 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets or Long-Lived Assets to be Disposed Of".
            SFAS 121 requires certain long-lived assets, including goodwill, be reviewed for impairment in value when the carrying value of such assets may not be recoverable. There was no effect on the Company's financial statements of adopting SFAS 121 on January 1, 1996.

            REVENUE RECOGNITION

            The Company bills travel participants in advance, which are recorded as participants' deposits. The Company pays for certain direct program costs such as airfare, hotel, rail passes and other program costs in advance of travel, which are recorded as prepaid program costs and expenses. The Company recognizes travel revenue and related costs when travel convenes.

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            REVENUE RECOGNITION, CONTINUED

            Revenue from housing reservation, registration and related travel services is recognized when the convention commences. Revenue from the sale of merchandise is recognized when the merchandise is shipped. Revenue from pre-paid certificate-based merchandise incentive programs is deferred as customer advances until the Company's obligations are fulfilled or upon management's estimates (based upon historical trends) that the certificate will not be redeemed. Revenue is recognized from printing and administration based upon the percentage of completion of the related program.

            SELLING AND TOUR PROMOTION EXPENSES

            The Company expenses all selling, tour promotion and advertising costs as incurred.

            NET INCOME PER SHARE

            Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share - diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

            ACCOUNTING FOR STOCK OPTIONS

            As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company has chosen to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and to provide the disclosure only requirements of SFAS 123.

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      1.  COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
          CONTINUED:

            ESTIMATES

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

            RECLASSIFICATIONS

            Certain prior year amounts have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

            NEW ACCOUNTING PRONOUNCEMENTS

            In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income
            (loss) and its components in a full set of general purpose financial statements. The Company adopted SFAS 130 in 1998. Accordingly, prior periods' financial statements presented herein have been restated to reflect this new standard. As of December 31, 1998, the only component of comprehensive income is the unrealized gains and losses on derivative instruments of $182,272, which has been presented net of $107,049 of deferred income taxes.

            In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments for an Enterprise and Related Information". This Statement requires presentation of segment information in reports to stockholders including disclosures about the products and services an entity provides and its major customers. The Company adopted SFAS 131 in 1998. Accordingly, prior periods presented include disclosures required by this new standard.

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      2.  INVESTMENTS:

          At December 31, 1998 and 1997, the Company had foreign currency forward contracts, foreign currency put and call options and U.S. government and agency obligations. The cost and estimated fair values of these investments were as follows:

                                                          Gross         Gross         Fair Value/
                                                          Unrealized    Unrealized    Carrying
                                            Cost          Gains         Losses        Value
                                            -----------   -----------   -----------   -----------
              December 31, 1998:
                 U.S. government and
                   agency obligations       $37,659,994   $        --   $        --   $37,659,994
                                            ===========   ===========   ===========   ===========
              Foreign currency contracts
                 and options                $        --   $   177,929   $  (467,251)  $  (289,322)
                                            ===========   ===========   ===========   ===========
              December 31, 1997:
                 Foreign currency contracts $        --   $   374,775   $(1,049,400)  $  (674,625)
                                            ===========   ===========   ===========   ===========

          The fair value of the Company's investments in foreign currency forward contracts is based upon the spot price of these currencies at December 31, 1998 and 1997. All available-for-sale investments mature in 1999.

          Net realized gains (losses) on investments of $25,787, $(426,901) and $290,253 for the years ended December 31, 1998, 1997 and 1996, respectively, were included in the determination of net income.

          Prior to the adoption of SFAS 133 on July 1, 1998, the Company classified the foreign currency contracts as trading securities with realized and unrealized gains and losses on these securities recognized in the statement of income. The net unrealized loss reclassified to revenue from other comprehensive income for the year ended December 31, 1998 (subsequent to the adoption of SFAS 133) was $212,388.

          The substantial majority of the Company's travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996

      2.  INVESTMENTS, CONTINUED:

          those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Additionally, the Company uses foreign currency call options which provide the Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrent with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option. The strike prices on these options generally straddle the exchange rate at the time the options are purchased and utilized. Since July 1, 1998, unrealized gains or losses associated with these transactions are reported in other comprehensive income. Prior to July 1, 1998, any unrealized gains or losses associated with these transactions were recognized in operations based upon the fair value of the instruments. Any realized gains or losses associated with these transactions are recognized in the Company's operations in the period the investments are sold. The Company also purchases future contracts to similarly hedge its foreign currency risk. The Company is exposed to credit risk under the foreign currency contracts to the extent that the counterparty is unable to perform under the agreement. The Company has a $25,000,000 credit facility through July 1999 to support foreign currency purchases and foreign exchange forward contracts.

          At December 31, 1998, the Company had outstanding forward exchange contracts and call and put options to purchase and sell foreign currencies as follows:

            Currency                      Amount          Matures
            ---------------------------   -----------     ---------------
            Forward contracts:
               Australian dollar          $ 3,449,954     March-July 1999
               New Zealand dollar              62,902     June 1999
               British pound                  776,348     April 1999
                                          -----------
                                          $ 4,289,204
                                          ===========
            Call options purchased:
               Australian dollar          $ 1,750,000     March 1999
               New Zealand dollar             550,000     April 1999
               British pound                7,380,000     June 1999
                                          -----------
                                          $ 9,680,000
                                          ===========

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      2.  INVESTMENTS, CONTINUED:

            Currency                      Amount          Matures
            -----------------------       -----------     ---------------
            Put options sold:
               Australian dollar          $   714,000     March 1999
               New Zealand dollar             226,800     April 1999
                                          -----------
                                          $   940,800
                                          ===========

          At December 31, 1998, 1997 and 1996, the Company had unrealized foreign currency losses associated with these financial instruments of $(289,322), $(674,625) and $0, respectively.
          Since all of the Company's outstanding contracts at December 31, 1998 mature in 1999, all of the unrealized losses are expected to be reclassified as a reduction to revenue during the year ending December 31, 1999.


      3.  PROPERTY AND EQUIPMENT:

          Property and equipment consists of the following:

                                                December 31,
                                                -------------------------
                                                1998          1997
                                                -----------   -----------
            Office furniture, fixtures and
              equipment                         $ 2,847,937   $ 1,519,240
            Computer equipment                    3,406,937     2,308,828
            Leasehold improvements                1,058,255       676,065
                                                -----------   -----------
                                                  7,313,129     4,504,133
            Less accumulated depreciation and
              amortization                       (3,113,240)   (2,355,828)
                                                -----------   -----------
                                                $ 4,199,889   $ 2,148,305
                                                ===========   ===========

          Depreciation and amortization expense on property and equipment of approximately $757,000, $444,000 and $327,000 for the years ended December 31, 1998, 1997 and 1996, respectively, were included in the determination of net income.

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      4.  NOTE PAYABLE:

          During 1997, in conjunction with an acquisition, the Company issued an unsecured $541,143 note payable with a three-year maturity and quarterly payments of $50,000, including interest at 6.5%. At December 31, 1998, $185,851 is due during the year ending December 31, 1999, and $145,243 is due during 2000.


      5.  INCOME TAXES:

          The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 consisted of the following:

                                                    1998         1997         1996
                                                    ----------   ----------   ----------
              Current:
                 Federal                            $3,541,697   $3,396,592   $1,542,186
                 State                                 312,806      145,170       33,974
              Deferred                                 449,843     (196,297)     458,235
                                                    ----------   ----------   ----------
                                                    $4,304,346   $3,345,465   $2,034,395
                                                    ==========   ==========   ==========

          Components of the net deferred tax assets and liabilities are as follows:

                                                    December 31, 1998
                                                    ------------------------------------
                                                    Assets       Liabilities  Total
                                                    ----------   -----------  ----------
              Accrued vacation                      $   80,778                $   80,778
              Depreciation                                       $ (198,442)    (198,442)
              Unrealized loss on futures contracts     107,049                   107,049
              Amortization of goodwill and non-
                 compete agreements                                 (83,964)     (83,964)
              Net operating loss carryforwards         293,045                   293,045
              Customer advances                                    (492,738)    (492,738)
              Inventory valuation                       29,467                    29,467
              Other                                      1,257      (21,409)     (20,152)
                                                    ----------   ----------   ----------
              Total temporary differences and
                tax attributes                      $  511,596   $ (796,553)  $ (284,957)
                                                    ==========   ==========   ==========

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      5.  INCOME TAXES, CONTINUED:

                                                    December 31, 1997
                                                    ------------------------------------
                                                    Assets       Liabilities  Total
                                                    ----------   -----------  ----------
              Accrued vacation                      $   44,051                $   44,051
              Depreciation                                       $ (199,614)    (199,614)
              Unrealized loss on futures contracts     272,565                   272,565
              Amortization of goodwill and non-
                 compete agreements                     31,782                    31,782
              Net operating loss carryforwards         293,045                   293,045
              Customer advances                                    (415,661)    (415,661)
              Inventory valuation                       29,467                    29,467
              Other                                      2,202                     2,202
                                                    ----------   ----------   ----------
              Total temporary differences and
                 tax attributes                     $  673,112   $ (615,275)  $   57,837
                                                    ==========   ==========   ==========


          The income tax provision (benefit) for the years ended
          December 31, 1998, 1997 and 1996 differs from that computed using the federal statutory rate applied to income before income taxes as follows:

                                          1998               1997               1996
                                          -----------------  -----------------  -----------------
                                          Amount      %      Amount      %      Amount      %
                                          ----------  -----  ----------  -----  ----------  -----
              Provision at the federal
                statutory rate            $4,388,520  35.0%  $3,054,083   34.0% $2,033,516  34.0%
              Nondeductible goodwill         144,349   1.1       78,869    0.9          --    --
              State income tax, net of
                federal benefit              203,324   1.6       67,892    0.8          --    --
              Tax exempt interest           (404,418) (3.2)          --     --          --    --
              Adjustment of prior years'
                taxes                             --    --      104,144    1.2          --    --
              Other                          (27,429) (0.2)      40,477    0.3         879    --
                                          ----------  ----   ----------  -----  ----------  ----
                                          $4,304,346  34.3%  $3,345,465   37.2% $2,034,395  34.0%
                                          ==========  ====   ==========  =====  ==========  ====

          At December 31, 1998, the Company has acquired companies with federal net operating loss carryforwards of approximately $792,000, which can be used to offset future regular taxable income of the subsidiary, up to approximately $133,000 annually. These carryforwards expire in 2011.

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      6.  COMMITMENTS AND CONTINGENCIES:

          The Company leases office facilities and office equipment under non-cancelable operating leases. At December 31, 1998, future non-cancelable lease commitments are as follows:

            Year Ending
            December 31,
            ------------
            1999                                  $1,420,387
            2000                                   1,349,294
            2001                                   1,260,636
            2002                                   1,004,092
            2003                                     902,134
            Thereafter                             1,091,814
                                                  ----------
                                                  $7,028,357
                                                  ==========

          Total rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $1,319,000, $747,000 and $503,000, respectively. The Company may cancel the lease on the Company's Education Group office without penalty (upon one year's prior notice) and also may extend the term of the lease for an additional ten-year period upon providing written notice to the lessor at least six months prior to the end of the initial lease term.

          The Company entered into agreements to sublease office facilities in Newport Beach, California. Sublease rental income for the year ended December 31, 1998 was $40,464. Future minimum rental income under the non-cancelable subleases is $83,628 and $43,164 for the years ended December 31, 1999 and 2000, respectively.

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

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      7.  STOCK PLANS:

          The Company adopted the 1995 Equity Participation Plan (the Plan) during 1995 and amended and restated the Plan in 1998. The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, key employees and consultants of the Company. The maximum number of shares which may be awarded under the Plan is 900,000 shares. Awards cannot exceed 100,000 shares to any individual in a calendar year.

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

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      7.  STOCK PLANS, CONTINUED:

          Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's pro forma net income and net income per share would have been changed to the pro forma amounts indicated below:

                                                   Year Ended                Year Ended                YearEnded
                                                   December 31, 1998         December 31, 1997         December 31, 1996
                                                   -----------------------   -----------------------   -----------------------
                                                   As           Pro          As           Pro          As           Pro
                                                   Reported     Forma        Reported     Forma        Reported     Forma
                                                   ----------   ----------   ----------   ----------   ----------   ----------
              Income before cumulative
                 effect of change in accounting
                 principle                         $8,234,283   $7,648,036   $5,637,132   $5,388,258   $3,946,535   $3,783,749
              Cumulative effect of accounting
                 change                               127,710      127,710           --           --           --           --
                                                   ----------   ----------   ----------   ----------   ----------   ----------
              Net income                           $8,361,993   $7,775,746   $5,637,132   $5,388,258   $3,946,535   $3,783,749
                                                   ==========   ==========   ==========   ==========   ==========   ==========
              Net income per share - basic:
                 Income before cumulative
                    effect of change in accounting
                    principle                      $     0.92   $     0.86   $     0.83   $     0.80   $     0.60   $     0.57
                 Cumulative effect of accounting
                    change                               0.01         0.01           --           --           --           --
                                                   ----------   ----------   ----------   ----------   ----------   ----------
              Net income per share - basic         $     0.93   $     0.87   $     0.83   $     0.80   $     0.60   $     0.57
                                                   ==========   ==========   ==========   ==========   ==========   ==========
              Net income per share - diluted:
                 Income before cumulative
                    effect of change in accounting
                    principle                      $     0.91   $     0.84   $     0.82   $     0.78   $     0.59   $     0.57
                 Cumulative effect of accounting
                    change                               0.01         0.01           --           --           --           --
                                                   ----------   ----------   ----------   ----------   ----------   ----------
              Net income per share - diluted       $     0.92   $     0.85   $     0.82   $     0.78   $     0.59   $     0.57
                                                   ==========   ==========   ==========   ==========   ==========   ==========

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      7.  STOCK PLANS, CONTINUED:

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:

                                          1998       1997       1996
                                          --------   --------   -----------
            Dividend yield                      0%         0%            0%
            Expected volatility                55%        63%           84%
            Risk free interest rates          4.8%      6.50%   6.40%-6.44%
            Expected option lives         10 years  9.7 years       8 years

          Stock option transactions are summarized as follows:

                                               Number of   Weighted-Average   Expiration
                                               Shares      Exercise Price     Date
                                               ---------   ----------------   ----------
              Balance, December 31, 1995         277,050        $ 8.90        2005
                 Granted                         109,400         10.79        2006
                 Forfeited                      (145,087)         9.06
                                               ---------        ------
              Balance, December 31, 1996         241,363          9.66        2005-2006
                 Granted                         269,950         10.84        2007
                 Forfeited                       (49,925)         9.53
                 Exercised                       (14,336)         9.47
                                               ---------        ------
              Balance, December 31, 1997         447,052         10.39        2005-2007
                 Granted                         247,100         24.43        2008
                 Forfeited                       (33,779)        14.94
                 Exercised                       (18,184)         9.82
                                               ---------        ------
              Balance, December 31, 1998         642,189        $15.52        2005-2008
                                               =========        ======

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      7.  STOCK PLANS, CONTINUED:

          The following table presents information about the options as of December 31, 1998:

                                                                     Weighted-Average
                                                                     ----------------------------
                                          Number of  Range of                        Remaining
                                          Shares     Exercise Price  Exercise Price  Life (Years)
                                          ---------  --------------  --------------  ------------
              Exercisable options           58,750    $  8.25-8.75       $ 8.55          7.9
              Exercisable options           93,014      8.76-11.70         9.84          7.2
              Exercisable options           19,750     14.63-17.55        14.84          9.0
                                           -------    ------------       ------          ---
              Total exercisable            171,514      8.25-17.55         9.97          8.3

              Unexercisable options         91,500       8.25-8.75         8.64          7.9
              Unexercisable options         88,425      8.76-11.70         9.96          7.2
              Unexercisable options         94,750     14.63-17.55        15.36          9.0
              Unexercisable options         50,100     17.56-20.48        20.38          9.1
              Unexercisable options         58,800     23.40-26.32        26.25          9.5
              Unexercisable options         87,100     26.33-29.25        29.18          9.4
                                           -------    ------------       ------          ---
              Total all options            642,189    $ 8.25-29.25       $15.52          8.3
                                           =======    ============       ======          ===
              Exercisable, December 31,
                 1997                       76,326                       $ 9.34
                                           =======                       ======
              Exercisable, December 31,
                 1996                       36,688                       $ 8.90
                                           =======                       ======


          The weighted-average fair value of options granted during 1998, 1997 and 1996 were $12.15 per share, $8.32 per share and $7.95 per share, respectively.

          In addition to the stock options above, during 1997, the Company granted an executive 50,000 shares of the Company's stock which vests over four years. The Company incurred compensation expense of approximately $98,000 and $53,000 in 1998 and 1997, respectively, related to this grant of shares.

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


      8.  EMPLOYEE BENEFIT PLANS:

          Effective January 1, 1993, the Company established a noncontributory profit sharing plan which covers substantially all employees. During 1996, the assets of the plan were transferred into a new 401(k) Profit-Sharing Plan (the Plan).

          Employees are eligible to participate in the Plan upon one year of service and 21 years of age. Employees may contribute up to 15% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 1998, 1997 and 1996, the Company contributed approximately $81,000, $26,000 and $57,000 to the Plan, respectively.

      9.  SECONDARY OFFERING:

          In April 1998, the Company completed a public offering of 2,838,700 shares of the Company's common stock. During the year ended December 31, 1998, a portion of the $70.3 million net proceeds have been used for business acquisitions. Management intends to use the remaining net proceeds for additional acquisitions of educational travel and performance improvement companies and related businesses. These proceeds will also be used for general corporate purposes.

     10.  BUSINESS ACQUISITIONS:

          In February 1998, the Company acquired certain assets of a company located in Boston, Massachusetts engaged in providing comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows. In February 1998, the Company also acquired all of the outstanding stock of a performance incentive and meeting management company located in Westlake Village, California. In April 1998, the Company acquired all of the outstanding stock of a performance incentive and meeting management company located in Laguna Hills, California. In May 1998, the Company acquired certain assets of a specialized golf tour company located in Burbank, California. In July 1998, the Company acquired certain assets of a company located in Atlanta, Georgia, engaged in providing comprehensive housing reservation, registration and travel services for meetings, conventions, expositions and trade shows.

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


     10.  BUSINESS ACQUISITIONS, CONTINUED:

          The total purchase price for these acquisitions in 1998 was $11.7 million plus 277,927 shares of the Company's restricted common stock and certain contingent consideration as described below. Total assets acquired and liabilities assumed in these acquisitions was approximately $10.5 million and $10.3 million, respectively. Assets acquired consisted primarily of cash, accounts receivables and prepaid expenses. Liabilities consisted primarily of accounts payable and participant deposits. The common stock issued to effect the transactions was recorded at its estimated fair value based upon quoted market price adjusted for trading restrictions of $5.6 million. Goodwill related to these acquisitions of approximately $17.0 million is being amortized over 15 to 30 years.

          In September 1997, the Company acquired the assets of a company located in Waconia, Minnesota. The company organizes and operates travel and other incentive programs, professional meetings, conventions and seminars for businesses. The total purchase price of this company was $500,000 in cash, a $541,000 note payable and certain contingent consideration as described below. The results of operations of this acquired business for the year ended December 31, 1996 and for the 1997 period prior to being acquired by the Company were immaterial to the consolidated operating results of the Company.

          In December 1996, the Company acquired all of the outstanding common stock of a company which is located in Minneapolis, Minnesota, with sales offices in Des Moines, Iowa; Newport Beach and Novato, California; Philadelphia, Pennsylvania and Fairway, Kansas. The company administers incentive travel and merchandise programs. In connection with this acquisition, the Company also entered into a ten-year covenant-not-to-compete agreement for a total of $1.2 million, payable in equal annual installments over eight years. In February 1996, the company acquired the assets of a company which has offices in Winnebago, Illinois and Birmingham, Alabama and provides adult travel programs. In January 1996, the Company acquired all of the outstanding stock of a meeting management and incentive travel company located in Newport Beach, California. Total purchase price for these acquisitions was $1.45 million plus 218,857 shares of the Company's restricted common stock, with an estimated fair value of $1.7 million.

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


     10.  BUSINESS ACQUISITIONS, CONTINUED:

          All of the above acquisitions have been accounted for using the purchase method of accounting. The results of operations of these companies have been included in the consolidated statement of income since their respective dates of acquisition. The contingent consideration to be paid is dependent upon the success of the acquired companies' programs. Substantially all of the contingent consideration will be accounted for as goodwill and will be amortized accordingly when, and if, the contingency is removed and additional consideration is paid.

          The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the 1998 acquisitions had occurred at January 1, 1997:

                                                1998          1997
                                                -----------   -----------

            Revenue                             $42,716,000   $40,396,000
                                                ===========   ===========
            Net income                          $ 8,632,000   $ 7,125,000
                                                ===========   ===========
            Net income per share - basic        $      0.96   $      1.01
                                                ===========   ===========
            Net income per share - diluted      $      0.95   $      0.99
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

          In January 1999, the Company acquired a minority interest in a company located in Arlington, Virginia.

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


     11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

            INVESTMENTS - The fair value of the Company's investments in foreign currency forward contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year end. The fair value of the Company's foreign currency put and call options is based on the estimated amount to terminate the put and call contracts with the counterparties at year end. The fair value of the Company's investment in debt securities is based on quoted market prices.

            OTHER ASSETS - The fair value of the note receivable, which is included in other assets, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for notes with similar remaining maturities and credit risks.

            OTHER INVESTMENTS - The fair value of other investments approximates carrying value.

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


     11.  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:

            NOTE PAYABLE - The fair value of the note payable is based on the discounted value of contractual cash flows of the note. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

            The estimated fair values of the financial instruments as of December 31, 1998 and 1997 are as follows:

                                            1998                        1997
                                            -------------------------   -------------------------
                                            Carrying      Fair          Carrying      Fair
                                            Amount        Value         Amount        Value
                                            -----------   -----------   -----------   -----------
                 Financial assets:
                   Cash and cash
                     equivalents            $55,289,580   $55,289,580   $22,870,546   $22,870,546
                   Investments and foreign
                     currency contracts
                     and options             37,370,672    37,370,672      (674,625)     (674,625)
                   Other assets                      --            --       162,354       162,354
                   Other investments            462,500       462,500       462,500       462,500
                 Financial liabilities:
                   Note payable                 331,094       331,094       499,937       499,937


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

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


     12.  EARNINGS PER SHARE:

          The following table presents a reconciliation of basic and diluted EPS computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation.

                                                    1998         1997         1996
                                                    ----------   ----------   ----------
              Numerator:
                Income before cumulative effect
                   of change in accounting
                   principle                        $8,234,283   $5,637,132   $3,946,535
                 Cumulative effect of accounting
                   change                              127,710           --           --
                                                    ----------   ----------   ----------
                 Net income for basic and diluted
                   earnings per share               $8,361,993   $5,637,132   $3,946,535
                                                    ==========   ==========   ==========

              Denominator:
                 Weighted-average shares out-
                   standing - basic                  8,938,812    6,759,541    6,618,454
                 Effect of dilutive common stock
                   options                             148,586      133,690       31,430
                                                    ----------   ----------   ----------
                 Weighted-average shares out-
                   standing - diluted                9,087,398    6,893,231    6,649,884
                                                    ==========   ==========   ==========

              Earnings per share - basic:
                 Income before cumulative effect
                   of change in accounting
                   principle                        $     0.92   $     0.83   $     0.60
                 Cumulative effect of accounting
                   change                                 0.01           --           --
                                                    ----------   ----------   ----------
                                                    $     0.93   $     0.83   $     0.60
                                                    ==========   ==========   ==========

              Earnings per share - diluted:
                 Income before cumulative effect
                   of change in accounting
                   principle                        $     0.91   $     0.82   $     0.59
                 Cumulative effect of accounting
                   change                                 0.01           --           --
                                                    ----------   ----------   ----------
                                                    $     0.92   $     0.82   $     0.59
                                                    ==========   ==========   ==========

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


     13.  BUSINESS SEGMENTS:

          All of the Company's assets are located in the United States. During the years ended December 31, 1998, 1997 and 1996, the Company's revenues as a percentage of total revenues were derived from programs in the following geographic areas:

                                                         1998   1997   1996
                                                         ----   ----   ----
            Europe                                       30%    35%    39%
            South Pacific                                19%    24%    26%
            China                                         6%    11%    10%
            United States                                39%    19%     4%
            Other                                         6%    11%    21%

          The Company operated the Education Group segment and the Performance Group segment during 1998, 1997 and 1996. Corporate and other consists of general corporate assets (primarily cash and investments) and other activities which are not directly related to the Education or Performance Groups. Selected financial information related to these segments is as follows:

                                           Education     Performance   Corporate
                                           Group         Group         and Other     Total
                                           ------------  ------------  ------------  ------------
              1998
              -------------------------
              Revenue                      $ 24,407,294  $ 15,607,942  $    132,289  $ 40,147,525
                                           ============  ============  ============  ============
              Depreciation and
                amortization               $    416,089  $    316,776  $  1,210,348  $  1,943,213
                                           ============  ============  ============  ============
              Operating income (loss)      $ 10,786,215  $    520,942  $ (2,291,533) $  9,015,624
                                           ============  ============  ============  ============
              Total additions to
                property, equipment,
                goodwill and covenant-
                not-to-compete             $    380,607  $  1,741,641  $ 17,604,064  $ 19,726,312
                                           ============  ============  ============  ============
              Total assets                 $ 26,010,847  $  9,006,736  $ 92,714,201  $127,731,784
                                           ============  ============  ============  ============

     Ambassadors International, Inc.
     Notes to Financial Statements, Continued as of December 31, 1998 and 1997 and for the years ended
     December 31, 1998, 1997 and 1996


     13.  BUSINESS SEGMENTS, CONTINUED:


                                           Education     Performance   Corporate
                                           Group         Group         and Other     Total
                                           ------------  ------------  ------------  ------------
              1997
              -------------------------
              Revenue                      $ 21,296,003  $  5,236,505  $      8,389  $ 26,540,897
                                           ============  ============  ============  ============
              Depreciation and
                amortization               $    334,835  $    107,812  $    452,316  $    894,963
                                           ============  ============  ============  ============
              Operating income (loss)      $  9,176,078  $    490,146  $ (1,161,621) $  8,504,603
                                           ============  ============  ============  ============
              Total additions to
                property, equipment,
                goodwill and covenant-
                not-to-compete             $    916,049  $    100,174  $  1,476,817  $  2,493,040
                                           ============  ============  ============  ============
              Total assets                 $ 20,930,033  $  3,095,490  $ 10,423,465  $ 34,448,988
                                           ============  ============  ============  ============

              1996
              -------------------------
              Revenue                      $ 17,635,199  $  1,208,223  $         --  $ 18,843,422
                                           ============  ============  ============  ============
              Depreciation and
                amortization               $    238,873  $     36,982  $    116,548  $    392,403
                                           ============  ============  ============  ============
              Operating income (loss)      $  5,158,389  $    218,828  $   (723,820) $  4,653,397
                                           ============  ============  ============  ============
              Total additions to
                property, equipment,
                goodwill and covenant-
                not-to-compete             $    315,936  $         --  $  3,298,136  $  3,614,072
                                           ============  ============  ============  ============
              Total assets                 $ 21,074,647  $  5,297,064  $    897,339  $ 27,269,050
                                           ============  ============  ============  ============