Form 10-Q
period 1999-03-31
AMBASSADORS INTERNATIONAL INC
filed 1999-05-17
CIK 946842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                       ----------------------------------

                                    FORM 10-Q
     (Mark One)

     [X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1999

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

            Common shares outstanding as of April 30, 1999: 9,652,060

     AMBASSADORS INTERNATIONAL, INC.
     FORM 10-Q QUARTERLY REPORT

     Table of Contents



     PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets
                Consolidated Statements of Operations
                Consolidated Statements of Comprehensive Loss
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations


     PART II  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURES

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
     March 31, 1999 and December 31, 1998


                                               March 31,      December 31,
                                               1999           1998
                                               ------------   ------------
                   ASSETS

     Current assets:
       Cash and cash equivalents               $ 57,688,581   $ 55,289,580
       Restricted cash equivalents                  152,000        152,000
       Investments                               49,130,499     37,659,994
       Accounts receivable                        6,130,294      4,371,898
       Prepaid program costs and expenses         8,756,849      4,637,121
       Other assets                                  88,730        159,158
                                               ------------   ------------
           Total current assets                 121,946,953    102,269,751

     Property and equipment, net                  4,497,789      4,199,889
     Other investments                            3,156,806        462,500
     Goodwill, net of $1,532,584 and
       $1,285,950 of accumulated amortization    20,130,824     20,401,794
     Covenants-not-to-compete, net of
       $423,239 and $370,047 of accumu-
       lated amortization                           251,761        254,953
     Other assets                                   141,717        142,897
                                               ------------   ------------
           Total assets                        $150,125,850   $127,731,784
                                               ============   ============

     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
     March 31, 1999 and December 31, 1998


                                               March 31,      December 31,
                                               1999           1998
                                               ------------   ------------
     LIABILITIES AND STOCKOLDERS' EQUITY

     Current liabilities:
       Accounts payable                        $  4,561,202   $  2,348,759
       Accrued expenses                           1,252,471        942,047
       Participants' deposits                    40,242,209     15,742,697
       Customer advances                            691,824        744,077
       Note payable, current portion                188,826        185,851
       Foreign currency exchange contracts          461,003        289,322
       Deferred income taxes                        224,500        284,957
                                               ------------   ------------
           Total current liabilities             47,622,035     20,537,710

     Note payable due after one year                136,434        145,243
                                               ------------   ------------
           Total liabilities                     47,758,469     20,682,953
                                               ------------   ------------
     Stockholders' equity:
       Preferred stock, $.01 par value;
         2,000,000 shares authorized;
         none issued and outstanding                     --             --
       Common stock, $.01 par value;
         authorized, 20,000,000 shares;
         issued and outstanding, 9,690,521
         and 9,915,534 shares                        96,905         99,155
       Additional paid-in capital                86,657,036     90,043,060
       Retained earnings                         15,906,498     17,088,888
       Accumulated other comprehensive loss        (293,058)      (182,272)
                                               ------------   ------------
           Total stockholders' equity           102,367,381    107,048,831
                                               ------------   ------------
           Total liabilities and stock-
             holders' equity                   $150,125,850   $127,731,784
                                               ============   ============


     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED) for the three months ended March 31, 1999 and 1998


                                                1999          1998
                                                -----------   -----------
     Revenues                                   $ 4,980,000   $ 3,020,714
                                                -----------   -----------
     Operating expenses:
       Selling and tour promotion                 3,942,474     2,745,125
       General and administrative                 4,406,807     2,806,352
                                                -----------   -----------
                                                  8,349,281     5,551,477
                                                -----------   -----------
     Operating loss                              (3,369,281)   (2,530,763)
                                                -----------   -----------
     Other income (expense):
       Interest expense                                (323)       (5,367)
       Interest and dividend income                 954,981       315,372
       Realized and unrealized gain
         (loss) on investments                       (1,251)      162,817
       Other, net                                   594,010           747
                                               ------------   -----------
                                                  1,547,417       473,569
                                                -----------   -----------
     Loss before income taxes                    (1,821,864)   (2,057,194)
     Income tax benefit                             639,474       761,162
                                                -----------   -----------
     Net loss                                   $(1,182,390)  $(1,296,032)
                                                ===========   ===========
     Net loss per share - basic and diluted     $     (0.12)  $     (0.19)
                                                ===========   ===========
     Weighted-average common shares out-
       standing - basic and diluted               9,830,833     6,888,501
                                                ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS for the three months ended March 31, 1999 and 1998


                                                1999          1998
                                                -----------   -----------
     Net loss                                   $(1,182,390)  $(1,296,032)

     Unrealized losses on available-for-
       sale investments                            (110,786)           --
                                                -----------   -----------
     Comprehensive loss                         $(1,293,176)  $(1,296,032)
                                                ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the three months ended March 31, 1999 and 1998


                                                1999          1998
                                                -----------   -----------
     Cash flows from operating activities:
       Net loss                                 $(1,182,390)  $(1,296,032)
       Adjustments to reconcile net loss
         to net cash provided by operating
         activities:
           Depreciation and amortization            616,762       343,815
           (Gain) loss on investments                 1,251      (162,817)
           Loss on disposal of property and
             equipment                               20,035            --
           Change in assets and liabilities,
             net of effects of purchases of
             subsidiaries:
               Accounts receivable               (1,758,396)      959,819
               Prepaid program costs and
                expenses                         (4,119,728)   (2,980,567)
               Other assets                          70,428        (4,292)
               Accounts payable and accrued
                expenses                          2,522,867      (547,395)
               Participants' deposits            24,499,512    16,556,626
               Customer advances                    (52,253)      (88,692)
                                                -----------   -----------
                 Net cash provided by
                  operating activities           20,618,088    12,780,465
                                                -----------   -----------
     Cash flows from investing activities:
       Purchase of property and equipment          (634,871)     (162,960)
       Purchase of available-for-sale
         securities                             (17,789,281)           --
       Proceeds from sale of available-for-
         sale securities                          6,317,963
       Purchase of other investments             (2,655,035)           --
       Net cash paid for acquisition of
         subsidiaries                              (273,607)   (5,375,264)
       Payment for covenant-not-to-compete
         agreement                                  (50,000)      (50,000)
       Change in other assets                         1,180            --
                                                -----------   -----------
                 Net cash used in investing
                  activities                    (15,083,651)   (5,588,224)
                                                -----------   -----------

     AMBASSADORS INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED for the three months ended March 31, 1999 and 1998


                                                1999          1998
                                                -----------   -----------
     Cash flows from financing activities:
       Payments on long-term debt               $    (5,834)  $   (48,872)
       Proceeds from exercise of stock
         options                                     62,898        13,751
       Purchase and retirement of common
         stock                                   (3,192,500)           --
                                                -----------   -----------
               Net cash used in financing
                activities                       (3,135,436)      (35,121)
                                                -----------   -----------
     Net increase in cash and cash
       equivalents                                2,399,001     7,157,120
     Cash and cash equivalents, beginning
       of period                                 55,289,580    22,870,546
                                                -----------   -----------
     Cash and cash equivalents, end of
       period                                   $57,688,581   $30,027,666
                                                ===========   ===========

     Noncash investing and financing
       activities:
         Estimated market value of common
          shares issued for acquisition of
          subsidiaries                          $        --   $ 3,443,438


     The accompanying notes are an integral part of the consolidated financial statements.

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Ambassadors International, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission on Form 10-K.

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at March 31, 1999 and the consolidated results of operations, comprehensive loss and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


     2.  PRINCIPLES OF CONSOLIDATION

         The Company was founded in 1967 and was reincorporated in Delaware in 1995. The Company's Education Group represented the entire operations of the Company until 1996 when the Performance Group commenced operations.

         The consolidated financial statements include the accounts of Ambassadors International, Inc. (the Company) and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.


     3.  INCOME TAXES

         For the three months ended March 31, 1999 and 1998, the Company recorded an income tax benefit of approximately $639,000 and $761,000, respectively, to reflect the benefit of the net operating loss at the estimated effective income tax rate.

     4.  LOSS PER SHARE:

         Net loss per share - basic is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Net loss per share - diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

         The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations and the number of dilutive securities (stock options) that were not included in the dilutive EPS computation because they were antidilutive.

                                                 March 31,
                                                 -------------------------
                                                 1999          1998
                                                 -----------   -----------
           Numerator:
             Net loss for basic and diluted
               earnings per share                $(1,182,390)  $(1,296,032)
                                                 ===========   ===========
           Denominator:
             Weighted-average shares outstanding -
               basic                               9,830,833     6,888,501
             Effect of dilutive common stock
               options                                   (A)           (A)
                                                 -----------   -----------
             Weighted-average shares outstanding -
               diluted                             9,830,833     6,888,501
                                                 ===========   ===========
           Net loss per share - basic and
             diluted                             $     (0.12)  $     (0.19)
                                                 ===========   ===========

           (A) For the three months ended March 31, 1999 and 1998, respectively, the effects of 111,388 and 224,859 stock options have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive.


     5.  BUSINESS SEGMENTS:

         The Company operates the Education Group segment and the Performance Group segment. Corporate and other consists of general corporate and other activities which are not directly related to the Education or Performance Groups. Selected financial information related to these segments is as follows:


                                         Education      Performance    Corporate
                                         Group          Group          and Other      Total
                                          ----------    -----------    -----------    ----------
             March 31, 1999
             -------------------
             Revenue                     $   259,160    $ 4,698,814    $    22,026    $ 4,980,000
                                         ===========    ===========    ===========    ===========
             Operating income (loss)     $(2,935,821)   $   309,238    $  (742,698)   $(3,369,281)
                                         ===========    ===========    ===========    ===========
             March 31, 1998
             -------------------
             Revenue                     $   801,556    $ 2,219,158    $        --    $ 3,020,714
                                         ===========    ===========    ===========    ===========
             Operating income (loss)     $(1,985,697)   $    15,249    $  (560,315)   $(2,530,763)
                                         ===========    ===========    ===========    ===========

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

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998

     In 1998, the Company acquired five companies. In February 1998, Ambassadors Performance Group (APG or the Performance Group) acquired certain of the assets of Rogal America Co. and also merged with Travel Incentives, Inc. APG and Incentive Associates, Inc. merged in April 1998, and APG also acquired the assets of Destination, Inc. in July 1998. All of these acquisitions were included in the Performance Group's results of operations as of their respective dates of acquisition.

     In May 1998, Ambassadors Specialty Group acquired the assets of International Golf Safaris and included the acquisition in the Company's results of operations as of the date of acquisition.

     GROSS PROGRAM RECEIPTS
     ----------------------
     Gross program receipts increased to $16.5 million in the first quarter of 1999 from $9.4 million in the first quarter of 1998. This $7.1 million increase is the result of a number of acquisitions the Performance Group made in 1998. This resulted in a number of new customers and programs, which lead to this higher volume of sales.

     NET REVENUE
     -----------
     Net revenue increased to $5.0 million in the first quarter of 1999 from $3.0 million in 1998. This $2.0 million increase is due to the effect of increased programs and revenue from the Company's acquisitions during 1998, combined with maintaining consistently strong gross margins of 30% of net revenues.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     The Company's policy is to expense all selling and tour promotion costs as they are incurred.

     Selling and tour promotion expenses increased to $3.9 million in the quarter ended March 31, 1999 from $2.7 million in the comparable quarter of 1998. This increase is the result of the 1998 acquisitions and the assumption of the marketing and selling expenses of those companies to support an increased customer and revenue base.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased to $4.4 million in the first quarter of 1999 from $2.8 million during the quarter ended
     March 31, 1998. This increase is primarily due to the acquisitions in 1998 and the assumption of the related general and administrative expenses associated with supporting an increased number of programs.

     OTHER INCOME/EXPENSE
     --------------------
     Other income in 1999 consisted primarily of interest income generated by cash and cash equivalents. As of March 31, 1999, the Company had $106.8 million in cash, cash equivalents and short term investments. These interest earning assets are primarily attributable to the Company's secondary offering of common stock in April 1998, in which the Company realized net proceeds of $70.3 million. As a result, the Company realized interest income of $0.9 million in the first quarter of 1999, compared to $0.3 million in the comparable quarter of 1998, an increase of $0.6 million.

     Other income also included unrealized foreign currency gains or losses during 1998. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase commitments. Beginning July 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." Therefore, the effective portion of any unrealized gains or losses on foreign exchange contracts are no longer recorded in other income, but are recorded as other comprehensive income and are accumulated as a component of stockholders' equity. Realized gains and losses on these contracts are recorded as a cost of the related travel program when the contracts mature and are utilized. Prior to July 1, 1998, all unrealized gains and losses on foreign exchange contracts and options were recorded in the statement of operations as other income or expense.

     In the first quarter of 1999, the Company purchased a minority interest in connection with the acquisition by a group of investors of all of the capital stock of Scheduled Airlines Traffic Offices, Inc. The Company received a consulting fee related to this transaction.
     The Company also entered into a management agreement as part of this purchase, whereby the Company receives quarterly management consulting fees. The consulting fee and quarterly management consulting fee have been included in other income.

     INCOME TAXES
     ------------
     The Company has recorded an income tax benefit of approximately $0.6 million for the quarter ended March 31, 1999 in comparison to a $0.8 million tax benefit for the quarter ended March 31, 1998. Income tax benefits have been recorded based upon the estimated effective income tax rate applied to the pre-tax loss.

     SEASONALITY
     -----------
     Due to the seasonality of Ambassadors Education Group's (AEG's or the Education Group's) business, the first quarter of the fiscal year has significantly fewer programs traveling than the other quarters of the year. Thus, the Company budgeted and incurred a net loss of approximately $1.2 million or $0.12 per share in the first quarter of 1999 compared to a $1.3 million net loss or $0.19 per share in the comparable 1998 quarter.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     The Company's business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the quarters ended March 31, 1999 and 1998 was approximately $20.6 million and $12.8 million, respectively. The increase in operating cash flows from 1998 to 1999 can be attributed to the advanced timing and increased volume of cash receipts from Education Group participants and the increase in program participation from companies which the Performance Group acquired in 1998.

     Net cash used in investing activities for the quarters ended March 31, 1999 and 1998 was $15.1 million and $5.6 million, respectively. The net cash used in investing activities increased in 1999 primarily due to the net increase in investments. The Company does not have any material capital expenditure commitments for 1999. However, the terms of the Company's acquisitions of certain businesses include contingent consideration. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

     The Company has a credit facility available with Seafirst Bank, with a current limit of up to $50.0 million for foreign currency purchases and forward contracts. This credit facility is renewable annually.

     In November 1998, the Board of Directors of the Company authorized the repurchase of the Company's common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing. The Company does not believe that any such repurchases will have a significant impact on the Company's liquidity.

     At March 31, 1999, the Company had approximately $57.7 million of cash and cash equivalents, including program participant funds of $40.2 million. Under the Company's cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the time of cancellation. Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures, stock repurchases and acquisitions at least for the ensuing year.

     FOREIGN CURRENCY; HEDGING POLICY
     ---------------------------------
     The substantial majority of the Company's travel programs take place outside the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Additionally, the Company uses foreign currency call options which provide the Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrently with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option. The strike prices on these options generally straddle the exchange rate at the time the options are purchased. The Company also purchases futures contracts to similarly hedge its foreign currency risk. The Company is exposed to credit risk under the foreign currency contracts and options to the extent that the counterparty is unable to perform under the agreement. The fair value of foreign currency exchange contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year end. The fair value of the foreign currency options is based on the estimated amount to terminate the put and call contracts with the counterparties at period end.

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


     PART II - OTHER INFORMATION

     Items 1, 2, 3, 4 and 5 are not presented as they are not applicable.

     Item 6. Exhibits and Reports on Form 8-K.

             (a)  Exhibits: 27 - Financial Data Schedule

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed for the three months ended March 31, 1999.

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBASSADORS INTERNATIONAL, INC.


     Date:  May 14, 1999  By: /s/Jeffrey D. Thomas
                                ------------------------------------
                                Jeffrey D. Thomas,
                                Chief Financial Officer