Form 10-Q
period 1999-06-30
AMBASSADORS INTERNATIONAL INC
filed 1999-08-16
CIK 946842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q
                                   (Mark One)

     [X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999

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

            Common shares outstanding as of July 31, 1999: 9,727,390

                         AMBASSADORS INTERNATIONAL, INC.
                           FORM 10-Q QUARTERLY REPORT


     Table of Contents

     PART I  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements (unaudited)

             Consolidated Balance Sheets at June 30, 1999 and December 31,
             1998

             Consolidated Statements of Income for the Three and Six Months Ended June 30, 1999 and 1998

             Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 1999 and 1998

             Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998

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

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 6. Exhibits and Reports on Form 8-K


     SIGNATURES

     PART I FINANCIAL INFORMATION
     Item 1. Consolidated Financial Statements (Unaudited)

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited)
     June 30, 1999 and December 31, 1998


                                                June 30,      December 31,
                                                1999          1998
                                                ------------  ------------
                        ASSETS

     Current assets:
       Cash and cash equivalents                $ 25,110,939  $ 55,289,580
       Restricted cash equivalents                   152,000       152,000
       Investments                                80,180,333    37,659,994
       Accounts receivable                         8,024,500     4,371,898
       Prepaid program costs and expenses         21,528,530     4,637,121
       Other assets                                   41,024       159,158
                                                ------------  ------------
           Total current assets                  135,037,326   102,269,751

     Property, plant and equipment, net            4,733,668     4,199,889
     Other investments                             3,156,806       462,500
     Goodwill, net of $1,778,541 and
       $1,285,950 of accumulated
       amortization                               26,905,208    20,401,794
     Covenants-not-to-compete, net of
       $476,172 and $370,047 of
       accumulated amortization                      248,828       254,953
     Other assets                                    141,140       142,897
                                                ------------  ------------
           Total assets                         $170,222,976  $127,731,784
                                                ============  ============


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited), Continued
     June 30, 1999 and December 31, 1998



                                                June 30,      December 31,
                                                1999          1998
                                                ------------  ------------
        LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                         $  2,695,556  $  2,348,759
       Accrued expenses                           15,398,520       942,047
       Participants' deposits                     41,279,939    15,742,697
       Customer advances                             739,760       744,077
       Note payable, current portion                  95,795       185,851
       Foreign currency exchange contracts           375,325       289,322
       Deferred income taxes                         264,836       284,957
                                                ------------  ------------
           Total current liabilities              60,849,731    20,537,710

     Notes payable, due after one year               180,948       145,243
                                                ------------  ------------
           Total liabilities                      61,030,679    20,682,953
                                                ------------  ------------
     Commitments and contingencies

     Stockholders' equity:
       Preferred stock, $.01 par value;
         2,000,000 shares authorized;
         none issued and outstanding                      --            --
       Common stock, $.01 par value;
         authorized, 20,000,000 shares;
         issued and outstanding, 9,728,351
         and 9,915,534 shares                         97,283        99,155
       Additional paid-in capital                 86,894,065    90,043,060
       Retained earnings                          22,448,664    17,088,888
       Accumulated other comprehensive loss         (247,715)     (182,272)
                                                ------------  ------------
           Total stockholders' equity            109,192,297   107,048,831
                                                ------------  ------------
           Total liabilities and stock-
             holders' equity                    $170,222,976  $127,731,784
                                                ============  ============


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 1999 and 1998

                                                Six Months Ended          Three Months Ended
                                                June 30,                  June 30,
                                                ------------------------  ------------------------
                                                1999         1998         1999         1998
                                                -----------  -----------  -----------  -----------
     Revenues                                   $22,017,516  $19,363,531  $17,037,516  $16,342,817
                                                -----------  -----------  -----------  -----------
     Operating expenses:
       Selling and tour promotion                 7,791,080    6,653,455    3,848,606    3,908,330
       General and administrative                 8,876,656    6,279,898    4,469,850    3,473,546
                                                -----------  -----------  -----------  -----------
                                                 16,667,736   12,933,353    8,318,456    7,381,876
                                                -----------  -----------  -----------  -----------
     Operating income                             5,349,780    6,430,178    8,719,060    8,960,941
                                                -----------  -----------  -----------  -----------
     Other income (expense):
       Interest expense                             (21,625)     (14,798)     (21,302)      (9,430)
       Interest and dividend income               2,077,344    1,498,628    1,122,363    1,183,256
       Realized and unrealized loss on
         investments                                 (1,251)     (25,787)          --     (189,350)
       Other, net                                   713,413         (171)     119,403          (57)
                                                -----------  -----------  -----------  -----------
                                                  2,767,881    1,457,872    1,220,464      984,419
                                                -----------  -----------  -----------  -----------
     Income before income taxes                   8,117,661    7,888,050    9,939,524    9,945,360
     Provision for income taxes                   2,757,885    2,916,554    3,399,438    3,677,716
                                                -----------  -----------  -----------  -----------
     Net income                                 $ 5,359,776  $ 4,971,496  $ 6,540,086  $ 6,267,644
                                                ===========  ===========  ===========  ===========
     Net income per share - basic               $      0.55  $      0.63  $      0.68  $      0.70
                                                ===========  ===========  ===========  ===========
     Weighted-average common shares out-
       standing - basic                           9,759,765    7,949,868    9,687,857    8,999,573
                                                ===========  ===========  ===========  ===========
     Net income per share - diluted             $      0.55  $      0.61  $      0.67  $      0.67
                                                ===========  ===========  ===========  ===========
     Weighted-average common shares out-
       standing - diluted                         9,822,181    8,213,676    9,743,741    9,293,804
                                                ===========  ===========  ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 1999 and 1998



                                    Six Months Ended            Three Months Ended
                                    June 30,                    June 30,
                                    -------------------------   -------------------------
                                    1999          1998          1999          1998
                                    -------------------------   -----------   -----------
      Net income                    $ 5,359,776   $ 4,971,496   $ 6,540,086   $ 6,267,644

      Unrealized gains (losses)
        on foreign currency
        exchange contracts, net
        of tax                          (65,443)           --        45,343            --
                                    -----------   -----------   -----------   -----------
      Comprehensive income          $ 5,294,333   $ 4,971,496   $ 6,585,429   $ 6,267,644
                                    ===========   ===========   ===========   ===========



     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 1999 and 1998


                                                1999         1998
                                                -----------  -----------

     Cash flows from operating activities:
       Net income                               $ 5,359,776  $ 4,971,496
       Adjustments to reconcile net income
         to net cash provided by operating
         activities:
           Depreciation and amortization          1,175,552      874,384
           Loss on investments                        1,251       25,787
           Loss on disposal of property and
             equipment                               30,035           --
           Compensation expense on stock
             grants                                  98,437       98,437
           Change in assets and liabilities,
             net of effects of purchases of
             subsidiaries:
               Accounts receivable               (2,353,609)   1,823,142
               Prepaid program costs and
                 expenses                       (16,202,911) (12,302,696)
               Other assets                         118,134      228,367
               Accounts payable and accrued
                 expenses                        14,640,370    7,985,317
               Participants' deposits            19,952,278   16,975,980
               Customer advances                     (4,317)    (124,203)
                                                -----------  -----------
                   Net cash provided by
                     operating activities        22,814,996   20,556,011
                                                -----------  -----------
     Cash flows from investing activities:
       Purchase of property, plant and
         equipment                                 (963,542)    (751,991)
       Purchase of available-for-sale
         securities                             (63,872,009)          --
       Proceeds from sale of available-for-
         sale securities                         21,350,858           --
       Purchase of other investments             (2,655,035)          --
       Cash paid for acquisitions of
         subsidiaries, net of cash received      (2,901,730)  (4,090,385)
       Payment for covenant-not-to-compete         (100,000)    (112,500)
       Payments received on note receivable              --      162,237
       Change in other assets                         1,757           --
                                                -----------  -----------
                   Net cash used in investing
                     activities                 (49,139,701)  (4,792,639)
                                                -----------  -----------

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited), Continued for the six months ended June 30, 1999 and 1998


                                              1999           1998
                                              ------------   ------------
     Cash flows from financing activities:
       Payment of notes payable               $    (54,351)  $   (138,597)
       Cash received from exercise of
         stock options                             117,915        109,865
       Net proceeds from sale of common
         stock                                          --     70,347,971
       Purchase and retirement of common
         stock                                  (3,917,500)            --
                                              ------------   ------------
                   Net cash provided by
                     (used in) financing
                     activities                 (3,853,936)    70,319,239
                                              ------------   ------------
     Net increase (decrease) in cash and
       cash equivalents                        (30,178,641)    86,082,611
     Cash and cash equivalents, beginning
       of period                                55,289,580     22,870,546
                                              ------------   ------------
     Cash and cash equivalents, end of
       period                                 $ 25,110,939   $108,953,157
                                              ============   ============

     Noncash investing and financing
       activities:
         Common shares issued for
           acquisition of subsidiaries        $    800,000   $  5,693,438


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

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at June 30, 1999, the consolidated results of operations and comprehensive income for the three- and six-month periods ended June 30, 1999 and 1998 and the consolidated cash flows for the six-month periods ended June 30, 1999 and 1998. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


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


     3.  1999 ACQUISITIONS

         In June 1999, the Company acquired certain assets of a company primarily engaged in providing youth sports travel programs. The total purchase price for this company consisted of cash and shares of the Company's restricted common stock and certain contingent consideration. The common stock issued to effect the transaction was recorded at estimated fair value.

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     3.  1999 ACQUISITIONS, CONTINUED

         The contingent consideration to be paid is dependent upon the success of the acquired company's programs. The contingent consideration will be accounted for as goodwill and will be amortized accordingly when, and if, the contingency is removed and additional consideration is paid.

         The acquisition was accounted for using the purchase method of accounting. The results of operations of the acquisition have been included in the consolidated statement of income since the date of acquisition.

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

         The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations.

                                               Six Months Ended          Three Months Ended
                                               June 30,                  June 30,
                                               -----------------------   -----------------------
                                               1999         1998         1999         1998
                                               ----------   ----------   ----------   ----------
              Numerator:
                Net income for basic and
                   diluted earnings per share  $5,359,776   $4,971,496   $6,540,086   $6,267,644
                                               ==========   ==========   ==========   ==========
              Denominator:
                Weighted-average shares
                   outstanding - basic          9,759,765    7,949,868    9,687,857    8,999,573
                Effect of dilutive common
                   stock options                   62,416      263,808       55,884      294,231
                                               ----------   ----------   ----------   ----------
                Weighted-average shares
                   outstanding - diluted        9,822,181    8,213,676    9,743,741    9,293,804
                                               ==========   ==========   ==========   ==========
              Earnings Per Share:
                Net income per share - basic   $     0.55   $     0.63   $     0.68   $     0.70
                                               ==========   ==========   ==========   ==========
                Net income per share -
                   diluted                     $     0.55   $     0.61   $     0.67   $     0.67
                                               ==========   ==========   ==========   ==========

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     5.  BUSINESS SEGMENTS:

         The Company operates the Education Group segment and the Performance Group segment. Corporate and other consists of general corporate and other activities which are not directly related to the Education or Performance Groups. Selected financial information related to these segments is as follows:


                                            Six Months Ended            Three Months Ended
                                            June 30,                    June 30,
                                            -------------------------   -------------------------
                                            1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------
              Revenues:
                Education Group             $12,242,613   $12,552,577   $11,983,453   $11,751,021
                Performance Group             9,658,526     6,797,878     4,959,712     4,578,720
                Corporate and Other             116,377        13,076        94,351        13,076
                                            -----------   -----------   -----------   -----------
                   Total                    $22,017,516   $19,363,531   $17,037,516   $16,342,817
                                            ===========   ===========   ===========   ===========

              Operating Income (Loss):
                Education Group             $ 5,859,885   $ 6,591,397   $ 8,795,706   $ 8,577,094
                Performance Group               869,228     1,035,324       559,990     1,020,075
                Corporate and Other          (1,379,333)   (1,196,543)     (636,636)     (636,228)
                                            -----------   -----------   -----------   -----------
                                            $ 5,349,780   $ 6,430,178   $ 8,719,060   $ 8,960,941
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

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

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

     In June 1999, Ambassadors Sports Group acquired the assets of Travel Dynamics, Inc. and included the acquisition in the Company's results of operations as of the date of acquisition.

     GROSS PROGRAM RECEIPTS
     ----------------------
     Gross program receipts increased to $56.9 million in the second quarter of 1999 from $49.5 million in the second quarter of 1998.
     This $7.4 million increase is primarily the result of the establishment of new sales offices during 1998 resulting in 1999 revenue combined with a decrease in gross program receipts from the Ambassadors Education Group (AEG or the Education Group) as a result of concerns over the military action in Kosovo as well as international unrest exemplified by the State Department's warnings on travel to China.

     NET REVENUE
     -----------
     Net revenue increased to $17.0 million in the second quarter of 1999 from $16.3 million in 1998. This $0.7 million increase is due to the effect of increased programs and revenue from the Company's acquisitions during 1998, as well as maintaining consistently strong gross margins of 36% of net revenues in 1999 and 35% of net revenues in 1998 within the Education Group.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     The Company's policy is to expense all selling and tour promotion costs as they are incurred. Selling and tour promotion expenses remained relatively flat at $3.8 million in the quarter ended June 30, 1999 in comparison to $3.9 million in the comparable quarter of 1998. This minor decrease is the result of efficiencies achieved from incorporating the prior acquisitions into the Company's operations.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased to $4.5 million in the second quarter of 1999 from $3.5 million during the quarter ended June 30, 1998. This increase is primarily due to the acquisitions in 1998 and the assumption of the related general and administrative expenses associated with supporting an increased number of programs.

     OTHER INCOME/EXPENSE
     --------------------
     Other income in 1999 consisted primarily of interest income generated by cash and cash equivalents. The Company realized interest income of $1.1 million in the second quarter of 1999, compared to $1.2 million in the comparable quarter of 1998.

     INCOME TAXES
     ------------
     The Company has recorded an income tax provision of approximately $3.4 million for the quarter ended June 30, 1999 in comparison to a $3.7 million tax provision for the quarter ended June 30, 1998. Income tax provisions have been recorded based upon the estimated effective income tax rate applied to the pre-tax income.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

     GROSS PROGRAM RECEIPTS
     ----------------------
     Gross program receipts increased to $73.3 million in the six-month period ended June 30, 1999 from $58.8 million in the same period of 1998. This $14.5 million increase is primarily the result of the establishment of new sales offices during 1998 resulting in 1999 revenue combined with reduced gross program receipts from the Education Group as a result of concerns over the military action in Kosovo as well as international unrest exemplified by the State Department's warnings on travel to China.

     NET REVENUE
     -----------
     Net revenue increased to $22.0 million in the six-month period ended June 30, 1999 from $19.4 million in the same period of 1998. This $2.6 million increase is due to the effect of increased programs and revenue from the Company's acquisitions during 1998 as well as the establishment of new sales offices in 1998 resulting in 1999 revenue.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     The Company's policy is to expense all selling and tour promotion costs as they are incurred.

     Selling and tour promotion expenses increased to $7.8 million in the six-month period ended June 30, 1999 from $6.7 million in the comparable period of 1998. This increase is primarily the result of the 1998 acquisitions and the assumption of the marketing and selling expenses of those companies to support an increased customer and revenue base.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased to $8.9 million in the six-month period ended June 30, 1999 from $6.3 million during the same period of 1998. This increase is primarily due to the acquisitions in 1998 and the assumption of the related general and administrative expenses associated with supporting an increased number of programs.

     OTHER INCOME/EXPENSE
     --------------------
     Other income in 1999 consisted primarily of interest income generated by cash and cash equivalents. As of June 30, 1999, the Company had $105.3 million in cash, cash equivalents and short term investments. These interest earning assets exist primarily as a result of the Company's secondary offering of common stock in April 1998, in which the Company realized net proceeds of $70.3 million. As a result of these investments, the Company realized interest income of $2.1 million in the six-month period ended June 30, 1999, compared to $1.5 million in the comparable period of 1998, an increase of $0.6 million.

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

     In January 1999, the Company purchased a minority interest in a joint venture in connection with the acquisition by that joint venture of all of the capital stock of Scheduled Airlines Traffic Offices, Inc. The Company received a consulting fee related to this transaction.
     The Company also entered into a management agreement as part of this purchase, whereby the Company receives quarterly management consulting fees. The consulting fee and quarterly management consulting fee have been included in other income.

     INCOME TAXES
     ------------
     The Company has recorded an income tax provision of approximately $2.8 million for the six-month period ended June 30, 1999 in comparison to a $2.9 million tax provision for the period ended June 30, 1998. Income tax provisions have been recorded based upon the estimated effective income tax rate applied to the pre-tax income.

     SEASONALITY
     -----------
     Due to the seasonality of the Education Group's business, the first quarter of the fiscal year has significantly fewer programs traveling then the other quarters of the year. Accordingly, the Company's revenues, operating income and cash flow are lower during the first quarter.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     The Company's business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the six months ended June 30, 1999 and 1998 was approximately $22.8 million and $20.6 million, respectively. The increase in operating cash flows from 1998 to 1999 can be attributed to the advanced timing and increased volume of cash receipts from Education Group participants and the increase in program participation from companies which the Performance Group acquired in 1998.

     Net cash used in investing activities for the six months ended
     June 30, 1999 and 1998 was $49.1 million and $4.8 million, respectively. The net cash used in investing activities increased in 1999 primarily due to the net increase in investments. The Company does not have any material capital expenditure commitments for 1999.

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

     At June 30, 1999, the Company had approximately $105.3 million of cash and cash equivalents, including program participant funds of $41.3 million. Under the Company's cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the time of cancellation. Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures, stock repurchases and acquisitions at least for the ensuing year.

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

     YEAR 2000 COMPLIANCE
     --------------------
     The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) remediation and testing. The Company's Year 2000 project is currently in the development of remediation and remediation phases. The Company has been storing years as a four-digit field in all mission critical databases since 1995 and believes that its internal master records are Year 2000 compliant. Most of the software which the Company uses, including all of its finance software, has been certified as Year 2000 compliant. In addition, the Company is in the process of obtaining Year 2000 compliance statements from the manufacturers of the Company's hardware and software products. These compliance statements are expected to be obtained by September 30, 1999. AEG's internally generated client databases are Year 2000 compliant.

     APG's hardware, operating systems, applications software and internally-generated data requires additional assessment and remediation for Year 2000 compliance. The assessment phase has been completed. It is expected that APG's remediation efforts will be greater than those required by AEG, including the replacement of certain APG hardware, operating system upgrades and a small amount of applications software upgrades. This remediation is expected to be completed by December 31, 1999. Voicemail software at one of the Company's offices is not Year 2000 compliant; however, this software is scheduled to be upgraded by December 31, 1999. The cost of this upgrade is not expected to be material.

     The Company believes that its greatest potential risks are associated with (i) its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers. The Company is in the final stage of assessments for its operations and infrastructure and no significant problems have been identified to date. However, the Company cannot predict whether significant problems will be identified in the future. The Company is asking its vendors and suppliers to complete a Year 2000 survey to assess the status of their compliance in order to assess the effect it could have on the Company. At this time, the Company does not believe contingency planning will be required because the Company's Year 2000 compliance program is expected to be fully implemented by the end of 1999. Costs identified to date have not been material. The Company does not currently expect costs to be material, and it expects to be able to fund the total costs through operating cash flows. However, the Company has not yet completed all its assessments, developed remediation for all problems, developed contingency plans, or completely implemented or tested all of its remediation plans.

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

     As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products by September 30, 1999, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed in a timely and satisfactory way. Because the Company uses a variety of informational systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000 compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve the Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties. The Company is continuing to evaluate Year 2000-related risks and will take such further corrective actions as may be required.

     PART II - OTHER INFORMATION

     Items 1, 2, 3 and 5 are not presented as they are not applicable.

     Item 4. Submission of Matters to a Vote of Security Holders.

     At the annual meeting of shareholders on May 14, 1999, the following actions were taken:

     1.  Election of Directors (Class III Directors)

         Name                 For            Withheld
         ----------------     ---------      --------
         Rafer L. Johnson     8,500,434      800
         John C. Spence       8,500,634      600

         The terms of office of Class I Directors, Peter V. Ueberroth and Richard D. C. Whilden, and Class II Directors, John A. Ueberroth and James L. Easton, continued beyond the date of the 1999 Annual Meeting of Shareholders.

     2. Approval of certain amendments to the Company's Amended and Restated 1995 Equity Participation Plan

         For                  6,774,513
         Against              1,319,537
         Abstain                    700

     3. Ratification of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 1999

         For                  8,499,009
         Against                  2,025
         Abstain                    200

     Item 6. Exhibits and Reports on Form 8-K.

             (a)  Exhibits:

                  10.15 - The Amended and Restated 1995 Equity
                          Participation Plan of Ambassadors International, Inc., as amended by the Company's shareholders at the 1999 Annual Meeting of Shareholders held on May 14, 1999, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-81023) and incorporated herein by this reference.


                  27.1  - Financial Data Schedule


             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed for the three months ended June 30, 1999.

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBASSADORS INTERNATIONAL, INC.


     Date: August 12, 1999     By: /s/Jeffrey D. Thomas
                                   ------------------------------------
                                   Jeffrey D. Thomas,
                                   Chief Financial Officer