Form 10-Q
period 1999-09-30
AMBASSADORS INTERNATIONAL INC
filed 1999-11-15
CIK 946842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                       ----------------------------------

                                    FORM 10-Q
     (Mark One)

     [X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1999

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
     Yes   X     No
         -----      -----

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

           Common shares outstanding as of October 31, 1999:  9,772,817

     AMBASSADORS INTERNATIONAL, INC.
     FORM 10-Q QUARTERLY REPORT

     Table of Contents




     PART I   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (unaudited)

                Consolidated Balance Sheets at September 30, 1999 and
                  December 31, 1998
                Consolidated Statements of Income for the Nine and
                  Three Months Ended September 30, 1999 and 1998
                Consolidated Statements of Comprehensive Income
                  for the Nine and Three Months Ended September 30,
                  1999 and 1998
                Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1999 and 1998
                Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations


     PART II  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


     SIGNATURES

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited)
     September 30, 1999 and December 31, 1998


                                                September 30,  December 31,
                                                    1999           1998
                                                -------------  ------------
                   ASSETS
     Current assets:
       Cash and cash equivalents                $ 22,407,531   $ 55,289,580
       Restricted cash equivalents                   152,000        152,000
       Investments                                65,308,219     37,659,994
       Accounts receivable                        10,429,731      4,371,898
       Prepaid program costs and expenses          5,070,535      4,637,121
       Other assets                                   29,029        159,158
                                                ------------   ------------
           Total current assets                  103,397,045    102,269,751

     Property, plant and equipment, net            4,770,801      4,199,889
     Other investments                             3,212,036        462,500
     Goodwill, net of $2,105,270 and
       $1,285,950 of accumulated amortization     28,047,874     20,401,794
     Covenants-not-to-compete, net of
       $540,035 and $370,047 of
       accumulated amortization                    1,356,039        254,953
     Other assets                                    113,687        142,897
                                                ------------   ------------
           Total assets                         $140,897,482   $127,731,784
                                                ============   ============


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Balance Sheets (Unaudited), Continued
     September 30, 1999 and December 31, 1998


                                                September 30,  December 31,
                                                    1999           1998
                                                -------------  ------------
               LIABILITIES AND
             STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                         $  2,253,209   $  2,348,759
       Accrued expenses                            6,281,416        942,047
       Participants' deposits                     15,863,349     15,742,697
       Customer advances                             858,717        744,077
       Notes payable, current portion                392,871        185,851
       Foreign currency exchange contracts                --        289,322
       Deferred income taxes                         430,012        284,957
                                                ------------   ------------
           Total current liabilities              26,079,574     20,537,710

     Notes payable, due after one year               402,776        145,243
                                                ------------   ------------
           Total liabilities                      26,482,350     20,682,953
                                                ------------   ------------
     Commitments and contingencies

     Stockholders' equity:
       Preferred stock, $.01 par value;
         2,000,000 shares authorized;
         none issued and outstanding                      --             --
       Common stock, $.01 par value;
         authorized, 20,000,000 shares;
         issued and outstanding, 9,772,742
         and 9,915,534 shares                         97,727         99,155
       Additional paid-in capital                 86,919,202     90,043,060
       Retained earnings                          27,321,932     17,088,888
       Accumulated other comprehensive
         income (loss)                                76,271       (182,272)
                                                ------------   ------------
           Total stockholders' equity            114,415,132    107,048,831
                                                ------------   ------------
           Total liabilities and stock-
             holders' equity                    $140,897,482   $127,731,784
                                                ============   ============


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Income(Unaudited) for the nine and three months ended September 30, 1999 and 1998

                                                     Nine Months Ended         Three Months Ended
                                                       September 30,             September 30,
                                                  ------------------------  ------------------------
                                                     1999         1998         1999         1998
                                                  -----------  -----------  -----------  -----------
     Revenue                                      $38,457,283  $33,651,957  $16,439,767  $14,285,212
                                                  -----------  -----------  -----------  -----------
     Operating expenses:
       Selling and tour promotion                  13,579,587   11,276,307    5,788,507    4,622,852
       General and administrative                  13,393,066   10,264,754    4,516,410    3,984,856
                                                  -----------  -----------  -----------  -----------
            Total operating expenses               26,972,653   21,541,061   10,304,917    8,607,708
                                                  -----------  -----------  -----------  -----------
     Operating income                              11,484,630   12,110,896    6,134,850    5,677,504
                                                  -----------  -----------  -----------  -----------
     Other income (expense):
       Interest expense                               (26,918)     (19,884)      (5,293)      (5,086)
       Interest and dividend income                 2,940,935    2,737,494      863,591    1,238,866
       Realized and unrealized loss on
         investments                                       --      (25,787)          --           --
       Other, net                                     875,388      (12,717)     163,226      (12,546)
                                                  -----------  -----------  -----------  -----------
                                                    3,789,405    2,679,106    1,021,524    1,221,234
                                                  -----------  -----------  -----------  -----------
     Income before income taxes                    15,274,035   14,790,002    7,156,374    6,898,738
     Provision for income taxes                     5,040,991    5,472,301    2,283,106    2,552,533
                                                  -----------  -----------  -----------  -----------
     Income before cumulative effect of change
       in accounting principle                     10,233,044    9,317,701    4,873,268    4,346,205
     Cumulative effect of change in accounting
       principle, net of income taxes                      --      127,710           --      127,710
                                                  -----------  -----------  -----------  -----------
     Net income                                   $10,233,044  $ 9,445,411  $ 4,873,268  $ 4,473,915
                                                  ===========  ===========  ===========  ===========

     Ambassadors International, Inc.
     Consolidated Statements of Income, Continued
     (Unaudited)
     for the nine and three months ended September 30, 1999 and 1998

                                                     Nine Months Ended         Three Months Ended
                                                       September 30,             September 30,
                                                  ------------------------  ------------------------
                                                     1999         1998         1999         1998
                                                  -----------  -----------  -----------  -----------
     Earnings per share - basic:
       Income per share before cumulative
         effect of change in accounting
         principle                                $      1.05  $      1.08  $      0.50  $      0.44
       Cumulative effect of accounting change              --         0.02           --         0.01
                                                  -----------  -----------  -----------  -----------
     Net income per share - basic                 $      1.05  $      1.10  $      0.50  $      0.45
                                                  ===========  ===========  ===========  ===========
     Weighted average common shares outstanding     9,750,870    8,610,455    9,733,441    9,910,087
                                                  ===========  ===========  ===========  ===========
     Earnings per share - diluted:
       Income per share before cumulative
         effect of change in accounting
         principle                                $      1.04  $      1.05  $      0.50  $      0.43
       Cumulative effect of accounting change              --         0.01           --         0.01
                                                  -----------  -----------  -----------  -----------
     Net income per share - diluted               $      1.04  $      1.06  $      0.50  $      0.44
                                                  ===========  ===========  ===========  ===========
     Weighted average common shares outstanding -
       diluted                                      9,809,429    8,877,509    9,779,580   10,162,795
                                                  ===========  ===========  ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.
     Ambassadors International, Inc.
     Consolidated Statements of Comprehensive Income for the nine and three months ended September 30, 1999 and 1998



                                    Nine Months Ended           Three Months Ended
                                    September 30,               September 30,
                                    -------------------------   -------------------------
                                    1999          1998          1999          1998
                                    -------------------------   -----------   -----------
      Net income                    $10,233,044   $ 9,445,411   $ 4,873,268   $ 4,473,915

      Unrealized gains (losses)
        on foreign currency
        exchange contracts, net
        of tax                          258,543      (213,156)      323,986      (213,156)
                                    -----------   -----------   -----------   -----------
      Comprehensive income          $10,491,587   $ 9,232,255   $ 5,197,254   $ 4,260,759
                                    ===========   ===========   ===========   ===========



     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1999 and 1998

                                                    1999         1998
                                                 -----------  -----------
     Cash flows from operating activities:
       Net income                                $10,233,044  $ 9,445,411
       Adjustments to reconcile net income
         to net cash provided by operating
         activities:
           Depreciation and amortization           1,837,471    1,470,664
           Loss on investments                            --       25,787
           Loss on sale of property, plant
             and equipment                            20,035       13,857
           Compensation expense on stock grants       98,438       98,438
           Other, net                                (52,615)          --
           Change in assets and liabilities,
             net of effects of purchases of
             subsidiaries:
               Restricted cash                            --        5,000
               Accounts receivable                (4,568,536)   1,794,954
               Prepaid program costs and
                 expenses                            255,084   (6,971,954)
               Other assets                          130,129      288,695
               Accounts payable and accrued
                 expenses                          5,059,668      388,852
               Participants' deposits             (5,464,312)   3,338,659
               Customer advances                     114,640     (347,079)
                                                 -----------  -----------
                   Net cash provided by
                     operating activities          7,663,046    9,551,284
                                                 -----------  -----------
     Cash flows from investing activities:
       Purchase of property, plant and
         equipment                                (1,265,823)  (1,348,003)
       Purchase of available-for-sale
         securities                              (77,067,741) (33,199,708)
       Proceeds from sale and maturities of
         available-for-sale securities            49,531,177           --
       Purchase of investments                    (2,655,035)      (1,500)
       Cash paid for acquisitions of
         subsidiaries, net of cash received       (4,017,514)  (6,414,761)
       Payment for covenant not-to-compete        (1,271,076)    (200,000)


     The accompanying notes are an integral part of the consolidated financial statements.

     Ambassadors International, Inc.
     Consolidated Statements of Cash Flows (Unaudited), Continued for the nine months ended September 30, 1999 and 1998


                                                    1999         1998
                                                 -----------  -----------
     Cash flows from investing activities,
       Continued:
         Payments received on notes receivable            --      149,455
         Change in other assets                       29,210           --
                                                 -----------  -----------
                 Net cash used in investing
                   activities                    (36,716,802) (41,014,517)
                                                 -----------  -----------

     Cash flows from financing activities:
       Cash received from exercise of stock
         options                                     224,654      142,209
       Payments of notes payable                    (135,447)     (87,608)
       Net proceeds from sale of common stock             --   70,347,971
       Purchase and retirement of common stock    (3,917,500)          --
                                                 -----------  -----------
                 Net cash provided by (used in)
                   financing activities           (3,828,293)  70,402,572
                                                 -----------  -----------
     Net increase (decrease) in cash and cash
       equivalents                               (32,882,049)  38,939,339
     Cash and cash equivalents, beginning
       of period                                  55,289,580   22,870,546
                                                 -----------  -----------
     Cash and cash equivalents, end of
       period                                    $22,407,531  $61,809,885
                                                 ===========  ===========
     Non-cash investing and financing
       activities:
         Common shares issued for acquisition
           of subsidiaries                       $ 1,147,156  $ 5,693,438
                                                 ===========  ===========
         Note payable issued for acquisition
           of subsidiary                         $   600,000
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

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at September 30, 1999, the consolidated results of operations and comprehensive income for the nine- and three-month periods ended September 30, 1999 and 1998 and the consolidated cash flows for the nine-month periods ended September 30, 1999 and 1998. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

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

     3.  1999 ACQUISITIONS

         In June 1999, the Company acquired certain assets of a company primarily engaged in providing youth sports travel programs. The total purchase price for this company consisted of cash and restricted shares of the Company's common stock and certain contingent consideration. The common stock issued to effect the transaction was recorded at estimated fair value.

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

         In September 1999, the Company acquired all of the capital stock of a company primarily involved in registration services for conventions. The purchase price for this company consisted of cash and a note payable.

         Both acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquisitions have been included in the consolidated statement of income since the respective dates of acquisition.

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

                                          Nine Months Ended           Three Months Ended
                                          September 30,               September 30,
                                          -------------------------   -------------------------
                                          1999          1998          1999          1998
                                          -----------   -----------   -----------   -----------
              Numerator:
                Income before cumulative
                   effect of change in
                   accounting principle   $10,233,044   $ 9,317,701   $ 4,873,268   $ 4,346,205
                Cumulative effect of
                   change in accounting
                   principle, net of
                   income taxes                    --       127,710            --       127,710
                                          -----------   -----------   -----------   -----------
                Net income for basic and
                   diluted earnings per
                   share                  $10,233,044   $ 9,445,411   $ 4,873,268   $ 4,473,915
                                          ===========   ===========   ===========   ===========

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     4.  EARNINGS PER SHARE, CONTINUED

                                               Nine Months Ended         Three Months Ended
                                               September 30,             September 30,
                                               -----------------------   -----------------------
                                               1999         1998         1999         1998
                                               ----------   ----------   ----------   ----------
              Denominator:
                Weighted-average shares
                   outstanding - basic          9,750,870    8,610,455    9,733,441    9,910,087
                Effect of dilutive common
                   stock options (A)               58,559      267,054       46,139      252,708
                                               -----------  -----------  -----------  ----------
                Weighted-average shares
                   outstanding - diluted        9,809,429    8,877,509    9,779,580   10,162,795
                                               ===========  ===========  ===========  ==========
              Earnings per share - basic:
                Income before cumulative
                   effect of change in
                   accounting principle        $     1.05   $     1.08   $     0.50   $     0.44
                Cumulative effect of change
                   in accounting principle,
                   net of income taxes                 --         0.02           --         0.01
                                               ----------   ----------   ----------   ----------
                Net income per share - basic   $     1.05   $     1.10   $     0.50   $     0.45
                                               ==========   ==========   ==========   ==========
              Earnings per share - diluted:
                Income before cumulative
                   effect of change in
                   accounting principle        $     1.04   $     1.05   $     0.50   $     0.43
                Cumulative effect of change
                   in accounting principle,
                   net of income taxes                 --         0.01           --         0.01
                                               ----------   ----------   ----------   ----------
                Net income per share -diluted  $     1.04   $     1.06   $     0.50   $     0.44
                                               ==========   ==========   ==========   ==========


     (A) For the three months ended September 30, 1999 and 1998, 368,162 and 147,150 additional stock options were outstanding, respectively. For the nine months ended September 30, 1999 and 1998, 291,674 and 147,150 additional stock options were outstanding, respectively. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

     AMBASSADORS INTERNATIONAL, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     5.  BUSINESS SEGMENTS:
         The Company operates the Education Group segment and the Performance Group segment. Corporate and other segments consists of general corporate and other activities which are not directly related to the Education or Performance Groups. Selected financial information related to these segments is as follows:

                                            Nine Months Ended           Three Months Ended
                                            September 30,               September 30,
                                            -------------------------   -------------------------
                                            1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------
              Revenues:
                Education Group             $25,177,322   $22,336,118   $12,934,709   $ 9,783,541
                Performance Group            13,143,819    11,172,781     3,485,293     4,374,903
                Corporate and Other             136,142       143,058        19,765       126,768
                                            -----------   -----------   -----------   -----------
                   Total                    $38,457,283   $33,651,957   $16,439,767   $14,285,212
                                            ===========   ===========   ===========   ===========

              Operating Income (Loss):
                Education Group             $13,393,130   $12,734,889   $ 7,533,245   $ 6,143,492
                Performance Group               247,311     1,150,562      (621,917)      115,238
                Corporate and Other          (2,155,811)   (1,774,555)     (776,478)     (581,226)
                                            -----------   -----------   -----------   -----------
                                            $11,484,630   $12,110,896   $ 6,134,850   $ 5,677,504
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

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

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

     In June 1999, Ambassadors Sports Group, a subsidiary of AEG, acquired the assets of Travel Dynamics, Inc. and included the acquisition in the Company's results of operations as of the date of acquisition.

     In September 1999, APG acquired Advanced Registration Systems, Inc. and included the acquisition in the Company's results of operations as of the date of acquisition.
     GROSS PROGRAM RECEIPTS
     ----------------------
     Gross program receipts increased to $47.6 million in the third quarter of 1999 from $37.6 million in the comparable quarter of 1998. This $10.0 million increase is due primarily to an acquisition within AEG combined with APG establishing new sales offices in 1998 that resulted in increased 1999 gross program receipts.

     NET REVENUE
     -----------
     Net revenue increased to $16.4 million in the third quarter of 1999 from $14.3 million in the comparable quarter of 1998. This $2.1 million increase is due primarily to an acquisition within AEG in 1999.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     The Company's policy is to expense all selling and tour promotion costs as they are incurred.

     Selling and tour promotion expenses increased to $5.8 million in the third quarter of 1999 from $4.6 million in the comparable quarter of 1998. This $1.2 million increase is the result of assuming expenses in conjunction with a 1999 acquisition as well as increased marketing efforts within AEG.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased to $4.5 million in the third quarter of 1999 from $4.0 million in the comparable quarter of 1998. This increase is primarily due to the 1998 and 1999 acquisi-tions and the assumption of the related general and administrative expenses associated with supporting an increased number of programs.

     OTHER INCOME/EXPENSE
     --------------------
     Other income in 1999 consisted primarily of interest income generated by cash and cash equivalents. The Company realized interest income of $0.9 million in the third quarter of 1999, compared to $1.2 million in the comparable quarter of 1998. The decrease is a result of cash used in continued acquisition activity and the overall downturn of market yields.

     INCOME TAXES
     ------------
     The Company has recorded an income tax provision of approximately $2.3 million for the third quarter of 1999 in comparison to a $2.6 million tax provision for the comparable quarter of 1998. Income tax provisions have been recorded based upon the estimated effective income tax rate applied to the pre-tax income.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     GROSS PROGRAM RECEIPTS
     ----------------------
     Gross program receipts increased to $120.9 million in the nine-month period ended September 30, 1999 from $96.5 million in the comparable period of 1998. This $24.4 million increase is the result of a net increase in gross program receipts from AEG and APG. In 1999, AEG's gross program receipts increase was due to increased programs from an acquisition partially offset by reduced program receipts caused by the effect of concerns over the military action in Kosovo as well as international unrest exemplified by the State Department's warnings on travel to China. In addition, APG opened new sales offices in 1998 that resulted in increased 1999 gross program receipts.

     NET REVENUE
     -----------
     Net revenue increased to $38.5 million in the nine-month period ended September 30, 1999 from $33.7 million in the comparable period of 1998. This $4.8 million increase is due primarily to an acquisition within AEG in 1999 combined with APG establishing new sales offices in 1998 resulting in 1999 revenue.

     SELLING AND TOUR PROMOTION EXPENSES
     -----------------------------------
     The Company's policy is to expense all selling and tour promotion costs as they are incurred.

     Selling and tour promotion expenses increased to $13.6 million in the nine-month period ended September 30, 1999 from $11.3 million in the comparable period of 1998. This $2.3 million increase is primarily the result of the 1998 and 1999 acquisitions and the assumption of the marketing and selling expenses of those companies to support an increased customer and revenue base.

     GENERAL AND ADMINISTRATIVE EXPENSES
     -----------------------------------
     General and administrative expenses increased to $13.4 million in the nine-month period ended September 30, 1999 from $10.3 million in the comparable period of 1998. This $3.1 million increase is primarily due to the 1998 and 1999 acquisitions and the assumption of the related general and administrative expenses associated with supporting an increased number of programs.

     OTHER INCOME/EXPENSE
     --------------------
     Other income in 1999 consisted primarily of interest income generated by cash and cash equivalents. As of September 30, 1999, the Company had $87.6 million in cash, cash equivalents and short-term investments. These interest earning assets exist primarily as a result of the Company's secondary offering of common stock in April 1998, in which the Company realized net proceeds of $70.3 million. As a result of these investments, the Company realized interest income of $2.9 million in the nine-month period ended September 30, 1999, compared to $2.7 million in the comparable period of 1998, an increase of $0.2 million.

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

     INCOME TAXES
     ------------
     The Company has recorded an income tax provision of approximately $5.0 million for the nine-month period ended September 30, 1999 in comparison to a $5.5 million tax provision for the comparable period ended September 30, 1998. Income tax provisions have been recorded based upon the estimated effective income tax rate applied to the pre-tax income.

     SEASONALITY
     -----------
     Due to the seasonality of the Education Group's business, the first and fourth quarters of the fiscal year has significantly fewer programs traveling than the other quarters of the year. Accordingly, the Company's revenues, operating income and cash flow are lower during the first and fourth quarters.
     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     The Company's business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the nine months ended
     September 30, 1999 and 1998 was $7.7 million and $9.6 million, respectively. The decrease in operating cash flows of $1.9 million from 1998 to 1999 can be attributed to the timing of accounts receivable collections and participant deposits.

     Net cash used in investing activities for the nine months ended September 30, 1999 and 1998 was $36.7 million and $41.0 million, respectively. The net cash used in investing activities decreased in 1999 primarily due to the net decrease in investments.

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

     The Company has a credit facility available with Bank of America, with a current limit of up to $50.0 million for foreign currency purchases and forward contracts. This credit facility is renewable annually.

     In November 1998, the Board of Directors of the Company authorized the repurchase of the Company's common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing and as of September 30, 1999, the Company has repurchased shares for approximately $4.0 million. Subsequent to September 30, 1999, the Company repurchased shares for approximately $3.4 million. The Company does not believe that any such repurchases will have a significant impact on the Company's liquidity.

     At September 30, 1999, the Company had approximately $87.6 million of available-for-sale investments and cash and cash equivalents, including program participant funds of $15.9 million. Under the Company's cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the time of cancellation.

     Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures, stock repurchases and acquisitions at least for the ensuing year.

     FOREIGN CURRENCY; HEDGING POLICY
     --------------------------------
     The substantial majority of the Company's travel programs take place outside the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Additionally, the Company uses foreign currency call options which provide the Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrently with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option. The strike prices on these options generally straddle the exchange rate at the time the options are purchased. The Company also purchases futures contracts to similarly hedge its foreign currency risk. The Company is exposed to credit risk under the foreign currency contracts and options to the extent that the counterparty is unable to perform under the agreement. The fair value of foreign currency exchange contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year end. The fair value of the foreign currency options is based on the estimated amount to terminate the put and call contracts with the counterparties at period end.

     YEAR 2000 COMPLIANCE
     --------------------
     The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement, and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans, and (4) remediation and testing. The Company's Year 2000 project is currently in the development of remediation and remediation phases. The Company has been storing years as a four-digit field in all mission critical databases since 1995 and believes that its internal master records are Year 2000 compliant. Most of the hardware and software which the Company uses, including all of its finance software, has been certified as Year 2000 compliant. AEG's internally generated client databases are Year 2000 compliant.

     APG's hardware, operating systems, applications software and internally generated data require additional assessment and remediation for Year 2000 compliance. APG is currently in the development of remediation and remediation phases. Voicemail software at two of the Company's offices is not Year 2000 compliant; however, this software will be replaced by December 31, 1999. The cost of replacement is not expected to be material.

     The Company believes that its greatest potential risks are associated with (i) its information systems and systems embedded in its operations and infrastructure; and (ii) its reliance on Year 2000 compliance by the Company's vendors and suppliers. The Company is in the final stage of testing for its operations and infrastructure and no significant problems have been identified to date. However, the Company cannot predict whether significant problems will be identified in the future. The Company is asking its vendors and suppliers to complete a Year 2000 survey to assess the status of their compliance in order to assess the effect it could have on the Company. At this time, the Company does not believe contingency planning will be required because the Company's Year 2000 compliance program is expected to be fully implemented by the end of 1999. Costs identified to date have not been material. The Company does not currently expect costs to be material, and it expects to be able to fund the total costs through operating cash flows.

     Based on the Company's current analysis and assessment of the state of its Year 2000 compliance, the Company's reasonably likely worst case scenario involves booking delays of AEG and APG programs that would take place later in 2000, and the more remote possibility of travel interruptions for a small number of program participants actually travelling on millennium programs on and immediately after January 1, 2000. Both of these types of delays and interruptions would arise as a result of third-party Year 2000 noncompliance (e.g., computerized airline and hotel booking systems), rather than because of the Company's internal Year 2000 compliance.

     As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material.

     In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. Although the Company has tested such third-party products, the Company cannot be sure that its tests are adequate. Because the Company uses a variety of informational systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000 compliant fashion.

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

     Item 6. Exhibits and Reports on Form 8-K.
             (a)  Exhibits:

                  27.1  - Financial Data Schedule

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed for the three months ended September 30, 1999.
     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     AMBASSADORS INTERNATIONAL, INC.

     Date: November 15, 1999   By: /s/Jeffrey D. Thomas
           -----------------       ------------------------------------
                                   Jeffrey D. Thomas,
                                   Chief Financial Officer