Form 10-K405
period 1999-12-31
AMBASSADORS INTERNATIONAL INC
filed 2000-03-30
CIK 946842

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the transition period from ______ to _______.

                         Commission file number: 0-26420

                         AMBASSADORS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                       Delaware                                              91-1688605
   ------------------------------------------------        ----------------------------------------
   (State or Other Jurisdiction of Incorporation or            (I.R.S. Employer Identification No.)
                     Organization)

             Dwight D. Eisenhower Building
                 110 S. Ferrall Street
                      Spokane, WA                                            99202
   ------------------------------------------------        ----------------------------------------
       (Address of Principal Executive Offices)                            (Zip Code)



       Registrant's Telephone Number, Including Area Code: (509) 534-6200

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                               Title of Each Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the Nasdaq Stock Market on March 22, 2000, was $114,711,984. The number of shares of the registrant's Common Stock outstanding as of March 22, 2000 was 9,559,332.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS


PART I

         Item 1.  Business                                                  1
         Item 2.  Properties                                               10
         Item 3.  Legal Proceedings                                        11
         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                                  11


PART II

         Item 5.  Market for the Registrant's Common Equity
                  and Related Stockholder Matters                          12
         Item 6.  Selected Financial Data                                  14
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      15
         Item 7A. Quantitative and Qualitative Disclosures About
                  Market Risk                                              25
         Item 8.  Financial Statements and Supplementary Data              25
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                      25


PART III

         Item 10. Directors and Executive Officers of the Registrant      26
         Item 11. Executive Compensation                                  26
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                          26
         Item 13. Certain Relationships and Related Transactions          26


PART IV

         Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                     27


SIGNATURES                                                                28

                                     PART I

Item 1.      BUSINESS

OVERVIEW

Ambassadors International, Inc., a Delaware corporation, is a leading educational travel, meetings and incentive management and convention services company which, through its wholly owned subsidiaries, is engaged primarily in the business of (i) promoting and organizing international educational travel and sports programs on a worldwide basis for students, athletes and professionals (the "Education Group"); (ii) developing, marketing and managing meetings and incentive programs for a nationwide roster of corporate clients that utilize incentive travel, merchandise award programs and corporate meeting management services (the "Performance Group"); and (iii) providing comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows (the "Services Group").

The Education Group is comprised of the Company's wholly-owned subsidiary, Ambassadors Education Group, Inc., a Delaware corporation ("AEG"), and AEG's wholly-owned subsidiaries, Ambassadors Programs, Inc., a Delaware corporation ("API"), and Ambassadors Sports Group, Inc., a Delaware corporation ("ASG"). The Performance Group is comprised of the Company's wholly owned subsidiary, Ambassadors Performance Group, Inc., a Delaware corporation ("APG"). The Services Group is comprised of the Company's wholly-owned subsidiary, Ambassadors Services Group, Inc. (formerly known as Ambassadors Performance Housing, Inc.) ("ASGI"). References to the Company herein include Ambassadors International, Inc. and its subsidiaries, unless the context otherwise requires.

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

EDUCATION GROUP

The Company's Education Group has been active since the Company was founded in 1967. The Education Group consists of several specialized private-label travel programs, including (i) the "People to People Student Ambassador Programs" ("Student Ambassador Programs"), which provide opportunities for junior high, senior high and grade school students to visit foreign countries to learn about the politics, economy and culture of such countries, (ii) the "People to People Sports Ambassador Programs" ("Sports Ambassador Programs"), which provide opportunities for junior high and senior high school athletes to participate in domestic and international sports travel programs, and (iii) the "People to People Ambassador Programs" ("Professional Exchange Programs"), which provide foreign travel experiences for adults, with emphasis on meetings and seminars between participants and persons in similar professions abroad. See "Business-Education Group."

Since 1983, the Company has organized programs for more than 93,600 students, 49,600 adults and 3,100 athletes in more than 35 countries on 5 continents. In 1999, the Company's educational travel programs featured visits to such countries as Australia, China, France, Germany, Great Britain, India, Italy and New Zealand. In 1999, approximately 17,310 participants traveled on the Company's educational programs.

A majority of the Education Group's programs are organized in connection with People to People International ("People to People"), a private, non-profit organization dedicated to the promotion of world peace through cultural exchange. People to People was founded by President Dwight D. Eisenhower in 1956 and was originally administered by the U.S. State Department. Seven Presidents since President Eisenhower have served as Honorary Chairman of People to People, including President Bill Clinton, who currently holds that position. Mary Eisenhower, recently elected Chief Executive Officer of People to People, also continues her grandfather's legacy by serving the organization. Subject to certain exceptions, the Company's agreements with People to People give the Company the exclusive right to develop and conduct programs for kindergarten through college age students using the People to People name and the non-exclusive right to develop and conduct programs for adults using the People to People name. In January 2000, the Company extended its agreements with People to People through the year 2010 and, at the election of the Company, the agreements may be further extended through 2020. The Company believes that its long association with People to People has been a major factor in its ability to provide quality educational student and adult travel programs, and that this relationship provides the Company with greater access to foreign governmental agencies, officials and institutions.

The Company also believes that its association with People to People and the continued efforts of management have provided the foundation for the Company to develop and maintain strong strategic alliances including but not limited to those with Yosemite National Institutes, the American Youth Soccer Organization, the Amateur Athletic Union, and USA Volleyball.

PERFORMANCE GROUP

During 1996, the Company commenced operations of its Performance Group through the acquisition of two existing entities. These operations were expanded in 1998 through the acquisition of two additional entities. In the fourth quarter of 1999, the Company decided to outsource the incentive merchandising component of its incentives business on a direct fulfillment basis.

The Performance Group develops, markets and manages performance improvement programs for a nationwide roster of clients. The programs offer services in performance improvement programs and business meeting management services. The performance improvement programs utilize debit cards, travel incentives and merchandise awards (on an outsourcing basis), designed to help clients achieve sales goals, improve productivity, and attract and retain qualified employees. The business meeting management services assist clients in planning, coordinating and producing business meetings and conferences. These clients include both small and large businesses including Fortune 500 companies. The Company intends to grow this segment of the business internally and may make selective acquisitions of travel and travel-related businesses.

SERVICES GROUP

The Company's Services Group operates its hotel reservation business for conventions, tradeshows and large specialty events through ASGI. The Services Group commenced operations in 1998 though the acquisition of two existing companies. With the acquisition of Advanced Registration Systems, Inc. in 1999, ASGI added pre-registration and on-site registration services to its list of services offered. During 1999, the Services Group operations located in Boston, Massachusetts were consolidated with the operations in Atlanta, Georgia pursuant to a restructuring plan. Also pursuant to the restructuring plan, all finance and accounting functions were consolidated into the Newport Beach, California office.

The Services Group provides comprehensive hotel reservation, registration, and travel services for large event planners, housing and registering thousands of attendees. The hotel services include negotiating hotel room blocks, creating sub-blocks and fulfilling thousands of requests for hotel rooms for large city-wide events. Hotel reservation requests are received by mail, fax and over the telephone by the Company's call center staff. In 1999, the Services Group began accepting reservation requests over the Internet and by e-mail. Through recent proprietary technology developments, the Company has become fully capable of utilizing the Internet, allowing it to book hotel reservations over the Internet.

The Services Group registration technology assists planners in pre-registering attendees for multiple show events. For on-site registration, the Company operates through an efficient distribution network with the capability of registering thousands of attendees in a short period of time, and in several different locations. The Services Group also offers attendees and event exhibitors various forms of lead retrieval systems for rent.

BUSINESS

EDUCATION GROUP

Through its Education Group, the Company promotes and organizes educational travel programs for students, adults and athletes, principally using the People to People name. The Company has the exclusive right to develop and conduct programs for kindergarten through college age students using the People to People name. The Company also has the non-exclusive right to develop, market and operate programs for adults using the People to People name; however, at the present time the Company is the only entity that has been given this right by People to People. These rights have been granted pursuant to agreements with People to People, which expire in 2010 and, at the election of the Company, may be further extended through

2020. The principal offices of the Company's Education Group are located in Spokane, Washington.

The Company also operates certain specialty travel programs for niche markets. The Company has entered into an alliance with Yosemite National Institutes, a non-profit organization with operations in Yosemite National Park, Olympic National Park and Golden Gate National Recreation Area. The agreement with Yosemite National Institutes is exclusive, except that Yosemite National Institutes may conduct its own programs. The Company also has an agreement with the American Youth Soccer Organization to provide international travel for its players. In 1999, these programs included travel to France, the United Kingdom, Ireland and the Netherlands to play soccer matches against local teams.

STUDENT AMBASSADOR PROGRAMS. The Company's Student Ambassador Programs provide an opportunity for students in the sixth through twelfth grades to visit one or more foreign countries to learn about the politics, economy and culture of such countries. The Company markets its Student Ambassador Programs through a combination of direct mail and local informational meetings. Representatives of the Company review candidate applications and conduct informational meetings throughout the country from September through February, after which selected applicants register to participate in the program.

Student Ambassador Program delegations depart during the summer months, May through August, and generally travel for approximately 14-23 days, during which time each delegation visits one or more foreign countries. Each delegation generally consists of approximately 30-47 students and several teachers, who act as the delegation's leaders. Teachers and students comprising a delegation generally come from the same locale. Local guides in each country assist the delegation in their travels.

Programs are designed by the Company's staff of international planners and researchers to provide an educational and entertaining travel experience by exposing students to the history, government, economy and culture of the country or countries visited. In each country, the Company contracts with overseas program coordinators to provide day-to-day oversight of the programs. Additionally, a local guide trained by the Company accompanies the group throughout the duration of its program. In most instances, the Company also arranges to provide students the opportunity for a homestay (a brief stay with a host family) which gives students a glimpse of daily life in the visited country.

Students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities which recognize academic credit include Stanford University, University of California, Los Angeles, and Georgetown University.

SPORTS AMBASSADOR PROGRAMS. The Company, which had limited sports programs in previous years, expanded the number of sports offered within its programs to 15 different sports through an acquisition in June 1999. The Company's Sports Ambassador Programs provide an opportunity for athletes from age 9 to 19 to compete in international tournaments with teams from across the world and explore the host country's culture. The Company markets its Sports Ambassador Programs through a combination of direct mail and local informational meetings. Interested athletes apply to the program and are accepted after a review process conducted by representatives of the Company.

Participants in the Sports Ambassador Programs depart during the summer months and travel for 9 to 14 days. Teams are formed based on gender, age and geographic location. Many teams will be comprised of athletes from different states. To facilitate a cohesive and effective team, a training program precedes each program in which the teams practice and focus on individual skill fundamentals. In each tournament, the Company contracts with overseas tournament organizers to provide day-to-day oversight of the programs. Additionally, athletes are exposed to international culture through Company arranged educational excursions.

Athletes in grades 6 through 12 who complete certain written assignments and projects can receive high school and university credit for their participation in the program.

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

The Company believes that its Professional Exchange Programs provide participants with enriching experiences and deeper understandings of foreign cultures and peoples than visits arranged independently or through travel agencies. The Professional Exchange Programs operate year-round and are generally designed to provide a specialized adult educational experience. Professional Exchange Programs travel 10 to 14 days. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working trips, with a significant amount of the participant's time involved in organized meetings, seminars and round-table discussions with their foreign counterparts, inspection visits to major foreign facilities and institutions and informal gatherings with foreign counterparts. Each program is led by a delegation leader chosen by the Company based upon his or her recognition in the field and expertise regarding the special focus of the particular program.

The Company acquired additional People to People business through an acquisition in February 1996, which included, among other things, (1) the right to operate adult educational and exchange travel programs under the tradenames "American People Ambassador Programs" and "Missions in Understanding" and (2) rights under an agreement with People to People to operate additional travel programs.

PERFORMANCE GROUP

The Performance Group develops, markets and manages performance improvement programs for a nationwide roster of corporate clients. The programs offer services in performance improvement programs and business meeting management services. The Performance Group commenced its operations through a series of acquisitions beginning in 1996. The principal offices of the Performance Group are located in Newport Beach, California.

In offering performance improvement programs and business meeting management services, the Performance Group follows a strategy aimed at developing and implementing programs tailored to each client's objectives. The Company's employees first meet with existing or potential clients to determine their business objectives and their performance enhancement opportunities. Once a client agrees to pursue a program, the Company works with the client to determine the scope of the program by identifying concepts and parameters in terms of purpose, costs, time and employee participation. These programs are designed to incrementally increase revenues and profits for the client. Subsequently, the Company's employees develop and provide customized services that fall within the identified parameters.

Performance Group employees participate in various aspects of a client's program development. The staff of creative writers and graphic designers generally delivers promotional campaigns and materials that are complete from concept through production, including design, printing, collating, labeling and mailing. The Company has developed computerized monitoring systems and provides each client with lists generated by internally-designed software programs which track the program participants and enable the client to know the status of each participant at any time. Additionally, the Company provides a program coordinator to formulate, maintain and finalize each aspect of the client's event.

For its services, the Company is usually paid a percentage markup of the cost of the program components including air and ground transportation, promotional gifts, meals and hotel accommodations. In addition, the Company is reimbursed for expenses incurred in organizing the program.

SERVICES GROUP

Through ASGI, the Company provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. The contracts for these services generally cover an annual meeting or event and may be for a term of one to several years. Pursuant to these agreements, the Company provides a wide range of services associated with booking hotel space and guest registration, including securing sufficient and appropriate hotel room inventories, coordinating blocking and booking of all hotel rooms, monitoring the status and volume of reservations, accepting individual and group reservations, mailing reservation confirmations and providing an on-site housing services desk at a meeting site to coordinate attendees' housing needs. For providing these and other services, the Company generally receives a fixed commission, which is paid directly by the hotels. The principal offices of the Services Group are located in Newport Beach, California.

SPECIALTY GROUP

Through Ambassadors Specialty Group, Inc., a Delaware Corporation, (the "Specialty Group"), a wholly-owned subsidiary of the Company, the Company has a minority investment in Grand Prix Tours, Inc. ("GPT"), which organizes and operates over 39 programs annually to motor racing events in the United States and internationally. GPT is the largest such travel company in the United States.

The Specialty Group also has a minority interest in Scheduled Airlines Traffic Offices, Inc. ("SATO"), which primarily serves the travel needs of the U.S. government and military.

The Specialty Group has an indirect minority interest in GetThere.com, a company engaged in the travel business via the Internet.

Through the Specialty Group, the Company organizes and operates high-end golf and golf-related tours, trips and programs, both within the United States and internationally. These programs are offered both as land programs at private country clubs and as part of certain cruise line itineraries. The principal offices of the Specialty Group are located in Newport Beach, California.

RECENT ACQUISITIONS

On January 25, 1999, the Company purchased a minority interest in connection with the acquisition by a group of investors of all of the capital stock of SATO. SATO is a travel management firm handling travel management services primarily to the U.S. military and U.S. government, with the remainder to major U.S. corporations. SATO was owned by eleven domestic airlines prior to this transaction. The Company also entered into a Management Agreement (the "Management Agreement") with SATO Travel Holding Co., Inc., the newly-formed parent corporation of SATO to provide general financial and management consulting services to SATO. In consideration for providing these services, the Company will be paid a management fee and will be reimbursed for reasonable expenses incurred in connection with the rendering of services under the Management Agreement. The term of the Management Agreement is five years, subject to earlier termination under certain circumstances.

On June 1, 1999, the Company's Education Group acquired certain assets of Travel Dynamics, Inc. ("TDI"). TDI primarily provided youth sports travel programs and youth educational travel programs.

On September 30, 1999, the Company's Services Group acquired all of the capital stock of Advanced Registration Systems, Inc. ("ARS"). ARS was primarily involved in pre-registration and on-site registration services for trade shows. This acquisition expanded the operations of the Company's Services Group to full-service registration and convention organization and services.

BUSINESS STRATEGY

The Company believes that high quality programs and exceptional customer service are and will remain key elements of the Company's success. The Company's strategy is to maintain its quality standards while increasing its volume of business. To increase its business, the Company intends to (i) expand the marketing and tour volume of its existing student and sports travel programs,
(ii) introduce new student travel programs and strategic alliances, (iii) broaden its adult travel programs, (iv) expand the scope of services through enhanced technology and increase the market penetration of the Performance and Services Groups, and (v) pursue selective acquisitions of travel and performance improvement businesses.

COMPETITION

The travel industry in general, and the educational segment of the travel industry in particular, is highly competitive. The Company's student programs compete with similar educational travel programs operated by other individuals and organizations, as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents. The Company's professional programs also compete with independent professional associations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that design travel programs for adults.

The Company believes that the barriers to entry for any future competitors are relatively low. Certain organizations engaged in the travel business have substantially greater financial, marketing and sales resources than the Company. There can be no assurance that the Company's present or future competitors will not exert significant competitive pressures on the Company.

The Company believes that the principal basis of competition in the educational segment of the market are the quality and uniqueness of the educational program offered, customer service, reputation and program cost. The Company believes that its agreements with People to People, as well as its years of experience organizing student educational programs and established relationships with public officials, organizations and residents in countries in which it provides programs, allow the Company to provide an educational opportunity that is not easily duplicated by competitors' programs.

The Performance Group also competes in segments of the travel industry that are highly competitive. In the meeting management and incentives businesses, the Company competes with companies which are larger and have greater resources than the Company. The Company believes that, although some potential clients will focus on price alone, other clients will also be interested in the quality of the programs developed by the Company and the excellent customer service provided by the Company. The Company believes that its programs are not easily duplicated by its competitors.

The Services Group operates within a highly competitive, technical segment of the travel industry. The Company competes regarding price and service, but believes its technology is a key element of its service.

SERVICEMARKS

The Company has registered a variety of service and trademarks, including the names "High School Student Ambassador Program," "Citizen Ambassador Program" and "Youth Summit." In addition, the Company has the right, subject to certain exceptions, to use People to People's name, servicemark and logo for use in marketing student and adult programs. The Company also owns the exclusive right to the names "American People Ambassador Programs" and "Missions in Understanding." The Company believes that the strength of its service and trademarks is valuable to its business and intends to continue to protect and promote its marks as appropriate. However, the Company believes that its business is not dependent upon any trademark or servicemark.

INSURANCE

The Company maintains insurance coverage in amounts it believes are adequate for its business, including a $5 million professional liability policy and a $10 million umbrella policy. The Company also maintains a $1 million general liability and property coverage policy. The Company has not experienced difficulty in obtaining adequate insurance coverage. There is no assurance that the insurance maintained by the Company will be adequate in the event of a claim, or that such insurance will continue to be available in the future.

EMPLOYEES

On February 29, 2000, the Company employed 333 employees, of which 315 were full-time employees. Of the Company's full-time employees, 146 are located in Spokane, Washington; 80 are located in Newport Beach, California; 53 are located in Atlanta, Georgia; 15 are located in Novato, California; 6 are located in Westlake Village, California; 4 are located in Alexandria, Virginia; 4 are located in St. Louis, Missouri; 3 are located in Charlotte, North Carolina; 2 are located in Winnebago, Illinois; one is located in New Orleans, Louisiana; and one is located in Lehi, Utah. The Company has 109 full-time employees engaged in marketing and sales and 206 full-time employees in operations, administration and finance. The Company also employs temporary labor on a seasonal basis to assist it with its direct marketing efforts in recognition of the fact that the Company's travel programs are seasonal in nature. None of the Company's employees is subject to collective bargaining agreements or is represented by a union. The Company believes that its labor relations are good.

Item 2. PROPERTIES

The principal executive offices of the Company, consisting of approximately 45,000 square feet, are located in Spokane, Washington and are occupied pursuant to a lease dated January 3, 1995 that expires December 31, 2004. The lease currently provides for monthly rental payments of $36,992. The Company may cancel the lease without penalty (upon one year's prior notice) and also may extend the term of the lease for an additional ten year period upon providing written notice to the Lessor of its intention to exercise such option at least six months prior to the end of the initial term. If the Company elects to exercise the extension option, the monthly rental during the renewal period will be the fair market rental value of the leased premises as of the date the option is exercised (as determined based on market rentals of similar properties in the Spokane, Washington area). The owner of the premises is a partnership consisting of two former principals of the Company, who subsequently sold their interest in the Company in January 1995.

The Company occupies offices totaling approximately 27,000 square feet in Newport Beach, California, pursuant to a lease dated June 15, 1998 which expires in 2005. The lease currently provides for monthly rental payments of approximately $30,000. The Company subleases approximately 4,800 square feet to two sublessee's for $5,600 per month.

The Company occupies offices totaling approximately 18,100 square feet in Atlanta, Georgia. The lease currently provides for monthly rental payments of approximately $22,000 per month and the lease expires in 2002.

The Company occupies office space totaling 2,400 square feet in Novato, California pursuant to a lease dated September 1, 1998 which expires in 2003. The lease currently provides for monthly rental payments of $5,645 and will increase in subsequent years based on the local consumer price index.

The Company occupies office space totaling approximately 1,800 square feet in Alexandria, Virginia, with current monthly rental payments of approximately $2,200. This lease expires in November of 2001.

The Company also leases approximately 900 square feet of office space in Winnebago, Illinois for a monthly rental of $598 pursuant to a lease that expires in August 2000.

The Company leases, but no longer occupies, office space totaling approximately 15,900 square feet in Watertown, Massachusetts with current monthly rental payments of $15,640. This lease expires in 2002. The Company has subleased this location effective January 31, 2000. The monthly sublease rental payment is $29,150 per month and expires concurrently with the master lease during 2002.

The Company leases, but no longer occupies, office space totaling approximately 3,100 square feet in Westlake Village, California with current monthly rental payments of $4,407. This lease expires January 31, 2001. The Company has subleased this location effective March 1, 2000. The monthly sublease rental payment is $4,249 per month and expires concurrently with the master lease on January 31, 2001.

The Company also leases, but no longer occupies, approximately 4,500 square feet of office space in Newport Beach, California. The lease expires in June 2000, and currently provides for monthly rental payments of $4,742. The Company subleases this space to one sublessee for a monthly rental of $7,194 and the sublease expires concurrently with master lease.

Management believes that its existing facilities are sufficient to meet its present needs and anticipated needs for the foreseeable future. However, additional facilities may be required in connection with future business acquisitions.

Item 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, the outcome of which the Company believes will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND OTHER INFORMATION

The Company's common stock has been traded on the Nasdaq National Market under the symbol "AMIE" since August 3, 1995. Prior to such date, there was no public trading market for the Company's equity securities. As of March 21, 2000, there were approximately 41 holders of record of the Company's Common Stock. This number does not include beneficial owners holding shares through nominee or street name.

The following table sets forth the high and low sale prices of a share of the Company's Common Stock as reported on the Nasdaq National Market for the periods indicated:

                                                      High     Low
                                                      ----     ---
1998:
         Quarter ended March 31, 1998                $26.75   $17.50
         Quarter ended June 30, 1998                 $30.75   $24.50
         Quarter ended September 30, 1998            $31.88   $15.75
         Quarter ended December 31, 1998             $17.91   $13.00

1999:
         Quarter ended March 31, 1999                $16.63   $11.81
         Quarter ended June 30, 1999                 $15.50   $13.63
         Quarter ended September 30, 1999            $14.88   $12.50
         Quarter ended December 31, 1999             $13.69   $ 9.88

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

CHANGES IN SECURITIES

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company's common stock up to an approved amount in the open market or through private transactions. This repurchase program is ongoing and as of the end of 1999, the Company has repurchased 595,500 shares.

In June and September 1999, the Company issued 95,361 shares of its Common Stock in connection with its 1999 acquisition of Travel Dynamics, Inc. and its 1998 acquisition of Incentives Associates, Inc.

The foregoing issuances were made directly by the officers and directors of the Company and no underwriting discounts or commissions were paid. The foregoing transactions were exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof for issuances of securities not involving a public offering and exempt from registration under applicable state securities laws.

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

Item 6.  SELECTED FINANCIAL DATA

Selected Financial data as of and for the year ended

                                                                   DECEMBER 31,
                                        ----------------------------------------------------------------
                                          1999          1998          1997          1996          1995
                                        --------      --------      --------      --------      --------
STATEMENT OF INCOME DATA (A):                        (dollars in thousands, except per share data)
Operating revenues                      $ 43,988      $ 40,148      $ 26,541      $ 18,843      $ 17,133

Operating expenses:

   Selling and tour Promotion             18,624        15,555         9,826         8,420         8,694

   General and Administrative             19,243        15,577         8,210         5,770         4,676

   Restructuring and write-down
   of intangible assets                    8,107            --            --            --            --

Operating income (loss)                  (1,986)         9,016         8,505         4,653         3,763

Net income                                 1,839         8,362         5,637         3,947         5,157

Pro forma net income (B)                      --            --            --            --         3,179

Net income per share - basic (B)        $   0.19      $   0.93      $   0.83      $   0.60      $   0.57

Net income per share - diluted (B)      $   0.19      $   0.92      $   0.82      $   0.59      $   0.56


BALANCE SHEET DATA (C):

Cash and cash equivalents               $ 18,461      $ 55,290      $ 22,871      $ 18,281      $ 12,974

Total assets                             142,763       127,732        34,449        27,269        16,016

Long-term debt                               400           145           329            --             6

Total stockholder's equity               108,269       107,049        22,556        16,783        11,135


SELECTED OPERATING DATA:

Gross program receipts
   (rounded to nearest thousand)        $139,000      $116,000      $ 80,000      $ 57,000      $ 47,000


(A) During 1995, the Company's statement of income data reflect only that of the Education Group. In early 1996, the Company commenced operations of its Performance Group through the acquisition of an entity engaged in this business. In December 1996 and September 1997, the Company continued the expansion of its Performance Group through two additional acquisitions. In 1998, additional acquisitions are included in the statement of income as of February, April, May, and July commencing operations of the Services Group and enhancing the Performance Group. Acquisitions added to the Company's statement of income within the Education Group in June 1999 and within the Services Group in September 1999. All of these acquisitions are included in the Company's statement of income since their respective dates of acquisition.

(B) The pro forma results of operations reflect the income tax provision as if the Company were taxed as a C corporation rather than an S corporation for 1995.

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


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto in this Annual Report on Form 10-K. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by this statement.

General

The Company is engaged primarily in (i) promoting and organizing international educational travel programs on a worldwide basis for students, athletes, and adults, (ii) developing, marketing and managing meetings and incentive programs, and (iii) providing comprehensive hotel reservation, registration, and travel services for meetings, conventions, expositions, and trade shows.

Since its initial public offering in August 1995, the Company has expanded its operations primarily through internal growth and a series of acquisitions of businesses within the travel and performance improvement industries. Prior to 1996, the Company's business was conducted through its Education Group.

In January 1996, the Company completed the acquisition of The Helin Organization and commenced operations of the Performance Group. This acquisition was followed in February 1996 by the acquisition of certain assets of Marc L. Bright and Associates and an acquisition in June 1999 of certain assets of Travel Dynamics, Inc., which expanded the business of the Company's already existing Education Group. In December 1996, the Company acquired

Bitterman & Associates, Inc.; in September 1997, the Company acquired certain of the assets of Debol & Associates; in February 1998, the Company acquired the stock of Travel Incentives, Inc.; and in May 1998, the Company acquired the stock of Incentive Associates, Inc., the cumulative effect of which was to further expand the Company's Performance Group. The Services Group was commenced in February 1998 with the purchase of certain of the assets of Rogal America, Co., and expanded with the acquisitions in July 1998 of the assets of Destination, Inc., and in September 1999 of the stock of Advanced Registration Systems, Inc. In May 1998, the Company acquired the assets of I.G.S. Travel Corporation, which commenced the operations of the Specialty Group. All of these acquisitions were accounted for under the purchase method of accounting. Therefore, the results of operations of the acquired businesses are included in the Company's results of operations since their respective dates of acquisition.

Gross program receipts reflect the total payments received by the Company from Education Group participants and Performance Group and Services Group clients. Gross program receipts less program pass-through expenses constitute the Company's revenues. Program pass-through expenses include all direct costs associated with the Company's programs including costs related to airfare, ships, hotels, meals, ground transportation, guides, professional exchanges, changes in currency exchange rates and merchandise costs. The Company recognizes gross program receipts, pass-through expenses and revenues upon the departure of the program participant or as the service is rendered. Operating expenses, which are expensed by the Company as incurred, are the costs related to the creation of programs, promotional materials and marketing costs, salaries, rent, other general and administrative expenses and all of the Company's ordinary expenses. The Company's policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel.

The Company's businesses are seasonal. The majority of the Company's travel programs occur in May through July and October of each year. The Company has historically earned more than three-quarters of its annual revenues in the second and third quarters, which has more than offset operating losses incurred during the rest of the year. The Company anticipates that this trend will continue for the foreseeable future. The Company's annual results would be adversely affected if the Company's revenues were to be substantially below seasonal norms during these periods. The Company's operating results may fluctuate as a result of many factors, including the mix of Education, Performance, and Services Group programs and services, the mix of programs and program destinations offered by the Company and its competitors, the introduction and acceptance of new programs and program enhancements by the Company and its competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international conflicts, timing of and costs relating to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel.

The substantial majority of the Education Group's programs take place outside the United States and most foreign suppliers require payment in local currency rather than U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. To manage these risks, the Company enters into forward foreign exchange contracts and foreign currency option contracts.

These foreign exchange contracts and options are entered into to support normal anticipated recurring purchases, and accordingly, are not entered into for speculative purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to consolidated revenues.

                                                YEAR ENDED DECEMBER 31,
                                         ----------------------------------
                                            1999        1998        1997
                                            ----        ----        ----
Revenue                                    100.0%      100.0%      100.0%
Operating expenses:
       Selling and tour promotion           42.3%       38.7%       37.0%
       General and administrative           43.8%       38.8%       31.0%
       Restructuring and write-down
       of intangible assets                 18.4%
                                           -----       -----       -----
Total operating expenses                   104.5%       77.5%       68.0%
                                           -----       -----       -----
Operating income (loss)                     (4.5)%      22.4%       32.0%
                                           -----       -----       -----
Other income                                11.1%        8.8%        1.8%
Income before income taxes                   6.6%       31.2%       33.8%
Income tax provision                         2.4%       10.7%       12.6%
                                           -----       -----       -----
Net income                                   4.2%       20.8%       21.2%
                                           =====       =====       =====


COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

The Company's gross program receipt growth to $139.3 million in 1999 from $115.8 million in 1998 led to an organizational change from two operating divisions in 1998, the Education Group and the Performance Group, to three operating divisions in 1999: the Education Group, the Performance Group and the Services Group. Prior to 1999, the Services Group operated as part of the Performance Group. This re-organization enabled management to more effectively focus on the unique product, customer and competitor attributes of each market.

All divisions continued to focus on and build their customer bases in 1999. The Education Group strengthened the international sports programs within its curriculum through the acquisition of Travel Dynamics, Inc., an international youth travel organization specializing in sports programs. The Performance Group increased sales over the year by adding new customers as well as further penetrating existing clientele. The Services Group acquired a company that added registration services, technology expertise and new clients.

Overall, gross program receipts increased by 20% to $139.3 million in 1999 from $115.8 million in 1998, an increase of $23.5 million. Net revenue increased by 10% to $44.0 million in 1999 from $40.1 million in 1998, an increase of $3.9 million.

Gross margins (revenue as a percentage of gross program receipts) slightly decreased during 1999 to 32% from 35% during 1998. This net decrease resulted from a combination of increased gross margins in the Education Group, offset by growth in the lower margined Performance Group business.

Selling and tour promotion expenses increased during 1999 to $18.7 million from $15.6 million in 1998, an increase of $3.1 million. The majority of this increase is attributable to the Education Group's acquisition and the resulting increased sales and marketing support for the enhanced sports product line.

General and administrative expenses increased during 1999 to $19.2 million from $15.6 million in 1998, an increase of $3.6 million. A significant portion of this increase is the result of full-year ownership of the acquisitions made during 1998. In addition, the Services Group acquired a company in the fall of 1999, which impacted the general and administrative expenses incurred by the Company.

During the fourth quarter of 1999, the Company initiated and completed a significant restructuring effort, impacting both the Performance and Services Groups. As a result, the Company incurred restructuring and write-down of intangible assets and property and equipment and the consolidation of offices as follows (in thousands):


                                                 RESTRUCTURING                RESERVE
                                                     AND                     BALANCE AT
                                       CASH/      IMPAIRMENT                DECEMBER 31,
                                     NON-CASH      CHARGE        ACTIVITY       1999
                                     --------      ------        --------       ----
Write-down of intangible assets      Non-cash      $6,838         $6,838      $   --
Severance and related charges        Cash             700            134         566
Consolidation of offices             Cash             299             27         272
Write-down of property and
   equipment                         Non-cash         270            270          --
                                                   ------         ------      ------
Total restructuring charges                        $8,107         $7,269      $  838
                                                   ======         ======      ======

Cash spent on the restructuring has been funded from operations, and the Company expects operations to continue to fund the remaining reserve within 2000.

The Company also outsourced the incentive merchandise component of its Performance Group and consolidated the operations of the Services Group. The restructuring plan involved the closure of the Company's Boston, Massachusetts and Minneapolis, Minnesota offices, eliminating approximately 60 positions. This restructure has positioned the Company to eliminate duplicate administrative costs and create efficiencies within the core business segments. However, the Company estimates the net savings to be insignificant.

Excluding these restructuring and write-down charges totaling $8.1 million, the Company's operating income during 1999 decreased to $6.1 million from $9.0 million in 1998. Full-year ownership of 1998 acquisitions combined with the additional expenses resulting from two 1999 acquisitions caused operating expenses to increase year over year. Operating expenses increased $6.8 million to $37.9 million excluding restructuring and write-down of intangible assets in 1999 from $31.1 million in 1998.

Operating income (loss) in 1999 decreased to $(2.0) million from $9.0 million in 1998 primarily due to the restructuring and write-down of intangible assets during 1999. However, combinations of lower margins within the Performance Group and Services Group and increased expenses from full year ownership of 1998 acquisitions also contributed to lower operating income (loss) during the current year. Operating income in 1999 excluding restructuring and write-down of intangible assets was $6.1 million.

Other income in 1999 consisted primarily of interest income generated by cash, cash equivalents, and short-term investments and management fees. At December 31, 1999, the Company had $100.2 million in cash, cash equivalents and short-term investments, compared to $93.0 million on December 31, 1998. The Company realized interest and dividend income of $3.8 million in 1999, compared to $3.6 million in 1998. The Company also realized $0.9 million in management fees in 1999 from an investment, of which a portion is non-recurring in nature.

The Company's effective tax rate increased slightly to 36% during 1999 from 34% during 1998. This slight increase is a combination of the tax effect of the 1999 restructuring plan, combined with decreases in the tax rate due to the Company's cash management and investment strategies. These strategies resulted in a significant amount of tax-exempt interest income. In 1999, due to the restructuring and write-down charges, the Company saved approximately $1.0 million in income tax payments. The Company recorded an income tax provision of $1.0 million in 1999 compared to $4.3 million in 1998.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

The Company was organized in two operating divisions: the Education Group and the Performance Group. Both groups strengthened their business in 1998 by growing their sales volume. The Education Group focused on internal growth and posted gains in both sales volume and gross margin percentage. The Performance Group grew through both internal sales increases and a series of acquisitions designed to broaden the product appeal, geographic scope, and sales force capabilities of the Performance Group.

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

Other income in 1998 consisted primarily of interest income generated by cash and cash equivalents and available-for-sale securities. As of December 31, 1998, the Company had $93.0 million in cash, cash equivalents and short term investments, compared to $22.9 million on December 31, 1997. This $70.1 million increase is primarily attributable to the Company's secondary offering of stock in April 1998, in which the Company realized net proceeds of $70.3 million. In addition, the Company generated $8.8 million in cash from operations. As a result, the Company realized interest and dividend income of $3.6 million in 1998, compared to $1.6 million in 1997, an increase of $2.0 million.

Other income also included unrealized foreign currency gains or losses. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase commitments. Beginning July 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." Therefore, the effective portion of any unrealized gains or losses on foreign exchange contracts are no longer recorded in other income, but are recorded as other comprehensive income and are accumulated as a component of stockholders' equity. Realized gains and losses on these contracts are recorded as a cost of the related travel program when the contracts mature and are utilized. Prior to July 1, 1998, all unrealized gains and losses and foreign exchange contracts and options were recorded in the statement of income as other income or expense. The Company reduced its unrealized foreign exchange losses from $1.1 million in 1997 to an insignificant amount in 1998.

The Company reduced its effective tax rate to 34% in 1998, from 37% in 1997. This improvement in the effective tax rate was primarily due to the Company's cash management and investment strategies in 1998, which resulted in the Company's obtaining a significant amount of tax-exempt interest income. The Company recorded an income tax provision of $4.3 million in 1998, compared to $3.3 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by operations for the years ended December 31, 1999, 1998 and 1997 was $14.4 million, $8.8 million and $5.9 million, respectively. The increase in cash flow from operations in 1999 is due to enhanced collections of participant deposits and timing of accounts payable and accrued expense payments. The increase in cash flow from operations in 1998 versus 1997 resulted primarily from the increase in net income of $2.7 million.

Net cash used in investing activities for the years ended December 31, 1999, 1998, and 1997 was $44.3 million, $46.7 million, and $1.2 million respectively. The investing activities during 1999 primarily related to investing the available-for-sale securities as well as $7.9 million spent on acquisitions and other investments. The net cash used in investing activities increased in 1998 primarily due to investing the proceeds from the Company's secondary offering, as well as $6.8 million spent on acquisitions. The investing activities during 1997 were due primarily to leasehold improvements in the corporate headquarters facilities as well as an acquisition in the third quarter of the year.

The Company does not have any material capital expenditure commitments for 2000. However, the terms of the Company's acquisitions of certain businesses include contingent consideration. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

As of December 31, 1999, 1998 and 1997, the Company had $0.7 million, $0.3 million and $0.5 million, respectively, in long-term debt as a result of acquisitions during 1999 and 1997.

Net cash used in financing activities during 1999 totaling $6.9 million primarily relates to the purchase and retirement of common stock totaling $7.3 million. Net cash provided by financing activities during 1998 was $70.3 million as a result of the Company's secondary offering of the Company's Common Stock during April 1998. Net cash used during 1997 was insignificant. The Company has a credit facility available with Bank of America, with a current limit of up to $50.0 million for foreign currency purchases and foreign exchange forward contracts. This credit facility is renewable annually and the Company expects it to be renewed prior to July 2000.

As of December 31, 1999, the Company had approximately $100.2 million of cash and cash equivalents and available-for-sale securities, including program participant funds of $22.7 million. Under the Company's cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the timing of cancellation. Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures and acquisitions at least through 2000.

MARKET RISK

The following table summarizes the financial instruments other than derivative financial instruments held by the Company at December 31, 1999 and 1998, which are sensitive to changes in interest rates. This table presents principal cash flows for available-for-sale securities and notes payable outstanding at December 31, 1999 and 1998 by contractual maturity date and the related average interest rate and fair value (amounts in thousands):

                                       Year Ending December 31,          December 31, 1999       December 31, 1998
                                   --------------------------------     -------------------     -------------------
                                                                                       Fair                  Fair
                                    2000         2001         2002        Total       Value       Total      Value
                                    -----        -----        -----       ------      ------      ------     -----
U.S. government and agency
     obligations                   $ 72,420    $     --     $    --     $72,420     $72,420     $37,660    $37,660
Interest rate                          4.0%          --          --        4.0%          --        3.7%         --
Notes payable                      $    346    $    200     $   200     $   746     $   746     $   331    $   331
Interest rate (fixed)                  4.5%        4.5%        4.5%        4.5%          --          6.5%       --

Additionally, the Company has an equity investment with a fair value of $9.3 million at December 31, 1999.

The substantial majority of the Education Group's travel programs take place outside the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company's forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. Additionally, the Company uses foreign currency call options which provide the Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrent with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option.

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

The table below provides information about the Company's derivative financial instruments that are sensitive to foreign currency exchange rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates. All contracts mature in 2000. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. None of these contracts is entered into for trading purposes. At December 31, 1999 and 1998, the Company had outstanding forward contracts as follows (amounts in thousands):

                                                 U.S. Dollar        U.S. Dollar Average
December 31, 1999                              Contract Amount   Contractual Exchange Rate
-----------------                              ---------------   -------------------------
Forward contracts
     (pay $U.S./ receive foreign currency):
         Australian dollar                        $  2,054              $   0.75
         British pound                               6,997                  1.59
                                                  --------
                                                  $  9,051
                                                  ========
Forward contracts with synthetic option
 (Pay $U.S./receive foreign currency):
         Danish Krone                             $  2,278              $   0.14
         Euro dollar                                 6,945                  0.93
         British Pound                               7,304                  1.66
         New Zealand dollar                          2,859                  0.55
         Australian dollar                           2,145                  0.66
                                                  --------
                                                  $ 21,531
                                                  ========


                                                 U.S. Dollar        U.S. Dollar Average
December 31, 1998                              Contract Amount   Contractual Exchange Rate
-----------------                              ---------------   -------------------------
Forward contracts
     (pay $U.S./ receive foreign currency):
         Australian dollar                        $  3,450              $   0.67
         New Zealand dollar                             63                  0.51
         British pound                                 776                  1.66
                                                  --------
                                                  $  4,289
                                                  ========
Call options purchased
     (pay $U.S./ receive foreign currency):
         Australian dollar                        $  1,750              $   0.70
         New Zealand dollar                            550                  0.55
         British pound                               7,380                  1.64
                                                  --------
                                                  $  9,680
                                                  ========
Put options sold
     (pay $U.S./ receive foreign currency):
         Australian dollar                        $    714              $   0.70
         New Zealand dollar                            227                  0.63
                                                  --------
                                                  $    941
                                                  ========

At December 31, 1999 and 1998, the Company had unrealized foreign currency losses associated with these financial instruments of approximately $369,000 and $289,000, respectively.

YEAR 2000 COMPLIANCE

The Company did not have any Year 2000 complications. The Company had a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure. The Company has been storing years as a four-digit field in all mission critical databases since 1995. Most of the software which the Company uses, including all of its finance software, has been certified as Year 2000 compliant. In addition, the Company has obtained Year 2000 compliance statements from the manufacturers of the Company's hardware and software products. The costs incurred by the Company associated with Year 2000 compliance were immaterial.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in Management's Discussion and Analysis of Results of Operations and Financial Condition (Part II, Item 7).

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company are submitted as a separate section of this Form 10-K on pages F-1 through F-24.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1999, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 12, 2000.

Item 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1999, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 12, 2000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1999, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 12, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 1999, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 12, 2000.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of documents filed as part of Report

         (1)      FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

                  Report of Independent Accountants                           F-1
                  Consolidated Balance Sheets at December 31,
                           1999 and 1998                                      F-2
                  Consolidated Statements of Income for the years
                           ended December 31, 1999, 1998 and 1997             F-3
                  Consolidated Statements of Comprehensive
                           Income for the years ended
                           December 31, 1999, 1998 and 1997                   F-4
                  Consolidated Statements of Changes in Stockholders'
                           Equity for the years ended December 31, 1999,
                           1998 and 1997                                      F-5
                  Consolidated Statements of Cash Flows for the
                           years ended December 31, 1999, 1998 and 1997       F-6
                  Notes to Consolidated Financial Statements                  F-7 - F-24

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMBASSADORS INTERNATIONAL, INC.
                                            (Registrant)

Date: March 30, 2000                         By: /s/ JEFFREY D. THOMAS
                                                --------------------------------
                                             Jeffrey D. Thomas,
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                               Date
---------                                   -----                               ----
/s/ JOHN A. UEBERROTH                   President and
---------------------------             Chief Executive Officer                 March 30, 2000
John A. Ueberroth                           (Principal Executive Officer)

/s/ PETER V. UEBERROTH                  Chairman of the Board                   March 30, 2000
---------------------------                 of Directors
Peter V. Ueberroth

/s/ JEFFREY D. THOMAS                   Chief Financial Officer                 March 30, 2000
---------------------------                 (Principal Financial and
Jeffrey D. Thomas                           Accounting Officer)

/s/ JAMES L. EASTON                     Director                                March 30, 2000
---------------------------
James L. Easton

/s/ RAFER L. JOHNSON                    Director                                March 30, 2000
---------------------------
Rafer L. Johnson

/s/ JOHN C. SPENCE                      Director                                March 30, 2000
---------------------------
John C. Spence

/s/ RICHARD D. C. WHILDEN               Director                                March 30, 2000
---------------------------
Richard D.C. Whilden

INDEX TO EXHIBITS

2.1               Form of Reincorporation Agreement (l)
2.2               Rescission Agreement (l)
2.3               Stock Purchase Agreement (l)
2.4               Redemption Agreement (l)
3.1               Certificate of Incorporation of Ambassadors International, Inc. (1)
3.2               By-Laws of Ambassadors International, Inc. (l)
4.1               Specimen Stock Certificate (l)
10.1              People to People Contract - Student Ambassador Program (l)
10.2              People to People Contract - Citizen Ambassador Program (l)
10.3              Form of Equity Participation Plan of Ambassadors International, Inc. (1)
10.4              Form of Registration Rights Agreement among the Company, John and Peter Ueberroth, and certain other stockholders (l)
10.5              Form of Indemnification Agreement for officers and directors (1)
10.6              Commercial Lease dated December 21, 1992 between Portolese and Sample Investments and
                  International Ambassador Programs, Inc. (1)
10.7              First Amendment to Commercial Lease dated January 3, 1995 between Portolese and Sample
                  Investments and International Ambassador Programs, Inc. (l)
10.8              Form of Employment Agreement with Executive Officers (l)
10.9              Form of Note between the Company and the Ueberroths relating to the
                  Distribution (l)
10.10             General Contract between People to People and M.L. Bright Associates dated July 1, 1995 and
                  Assignment documents to the Company dated February 6, 1996 (2)
10.11             Agreement and Plan of Merger, effective as of December 11, 1996 by and among Ambassadors
                  International, Inc., a Delaware corporation, Ambassadors Performance Improvement, Inc., a
                  Delaware corporation and wholly owned subsidiary of Ambassadors, Bitterman & Associates, Inc., a
                  Minnesota corporation, and Michael H. Bitterman (3)
10.12             Asset Purchase Agreement dated as of February 5, 1998 by and among the company, Ambassador
                  Performance Group, Inc., Rogal America, Co. and Andrew Rogal (4)
10.13             Lease dated December 20, 1996 between Rogal America, Inc. and Ark-Les Corp. (5)
10.14             Industrial Lease dated 19- between the Company and the Irvine Company (5)
10.15             The Amended and Restated 1995 Equity Participation Plan of Ambassadors International, Inc. (6)
10.16             The Atlanta Merchandise Mart Lease Agreement dated April 17, 1998 by and between AMC, Inc. and
                  Destination, Inc. (6)
10.17             Agreement and Plan of Merger, dated May 22, 1998 by and among Ambassadors International, Inc.,
                  Ambassador Performance Group, Inc., Incentive Associates, Inc., Wayne Wright and Russ Medevic (7)
10.18             Asset Purchase Agreement, dated July 17, 1998 by and among Ambassadors International, Inc.,
                  Ambassador Performance Group, Inc., Destination, Inc. and Gregory S. Cunningham(8)

10.19             Lease dated July 24, 1998 by and between the Joseph Pell and Eda Pell Revocable Trust dated
                  August 19, 1989 and Ambassador Performance Group, Inc.(9)
10.20             The Amended and Restated 1995 Equity Participation Plan of Ambassadors International, Inc.,
                  as amended by the Company's Shareholders at the 1999 Annual Meeting of Shareholders
                  held on May 14, 1999.(10)
10.21             Amendment to General Contracts dated January 22, 2000 by and among People to People
                  International, Ambassadors International Inc., and Ambassadors Programs, Inc. (11)
21.1              Subsidiaries of Ambassadors International, Inc.(11)
23.1              Consent of PricewaterhouseCoopers LLP(11)
24.1              Powers of Attorney(11)
27.1              Financial Data Schedule(11)

----------

         (1) Filed as an exhibit of the same number to the Company's Registration Statement on Form S-1 (Registration No. 33-93586), and incorporated herein by reference.
         (2) Filed as an exhibit of the same number to the Company's Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.
         (3) Filed as Exhibit 2.5 to a Current Report on Form 8-K dated January 3, 1997, and incorporated herein by reference.
         (4) Filed as Exhibit 2.6 to a Current Report Form 8-K dated February 12, 1998 (as amended on Form 8-K/A dated April 2,
                  1998), and incorporated herein by reference.
         (5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
         (6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998, and incorporated herein by reference.
         (7) Filed as Exhibit 2.5 to a Current Report on Form 8-K, which was filed on June 5, 1998, and incorporated herein by reference.
         (8) Filed as Exhibit 2.6 to a Current Report on Form 8-K, which was filed on August 3, 1998, and incorporated herein by reference.
         (9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.
         (10) Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-81023) and incorporated herein by this reference.
         (11)     Filed herewith.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Ambassadors International, Inc.
Spokane, Washington


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ambassadors International, Inc. and its subsidiaries (the Company) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 1 to the financial statements, the Company changed its method of accounting for derivative instruments on July 1, 1998.


                                            /s/    PRICEWATERHOUSECOOPERS LLP


Spokane, Washington
February 11, 2000

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)
--------------------------------------------------------------------------------

                                                                           1999          1998
ASSETS:
    Current assets:
            Cash and cash equivalents                                   $  18,461      $  55,290
            Restricted cash equivalents                                       112            152
            Available-for-sale securities                                  81,743         37,660
            Accounts receivable                                             4,897          4,372
            Prepaid program costs and expenses                              5,868          4,637
               Other assets                                                    --            159
                                                                        ---------      ---------
               Total current assets                                       111,081        102,270

    Property and equipment, net                                             4,613          4,200
    Other investments                                                       2,936            462
    Goodwill and covenants not-to-compete,  net of $1,947
            and $1,656 of accumulated amortization                         22,875         20,657
    Deferred income taxes                                                   1,120             --
    Other assets                                                              138            143
                                                                        ---------      ---------

    Total assets                                                        $ 142,763      $ 127,732
                                                                        =========      =========

LIABILITIES:
    Current liabilities:
            Accounts payable                                            $   3,941      $   1,833
            Accrued expenses                                                3,215          1,458
            Participants' deposits                                         22,748         16,487
            Notes payable, current portion                                    346            186
            Foreign currency exchange contracts                               369            289
            Deferred income taxes                                           3,475            285
                                                                        ---------      ---------
            Total current liabilities                                      34,094         20,538

            Notes payable, due after one year                                 400            145
                                                                        ---------      ---------
            Total liabilities                                              34,494         20,683
                                                                        ---------      ---------

Commitments and contingencies (Notes 2, 7, 11 and 15)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 2,000,000 shares authorized;
            none issued and outstanding                                        --             --
    Common stock, $.01 par value; authorized, 20,000,000 shares;
            issued and outstanding, 9,496,903 and 9,915,534 shares             95             99
    Additional paid-in capital                                             83,771         90,043
    Retained earnings                                                      18,928         17,089
    Accumulated other comprehensive income (loss)                           5,475           (182)
                                                                        ---------      ---------
         Total stockholders' equity                                       108,269        107,049
                                                                        ---------      ---------

         Total liabilities and stockholders' equity                     $ 142,763      $ 127,732
                                                                        =========      =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                1999              1998              1997
REVENUE                                                     $    43,988       $    40,147       $    26,541

OPERATING EXPENSES:
     Selling and tour promotion                                  18,624            15,555             9,826
     General and administrative                                  19,243            15,577             8,210
     Restructuring and write-down of intangible assets            8,107                --                --
                                                            -----------       -----------       -----------
                                                                 45,974            31,132            18,036
                                                            -----------       -----------       -----------

Operating income (loss)                                          (1,986)            9,015             8,505
                                                            -----------       -----------       -----------

OTHER INCOME (EXPENSE):
     Interest and dividend income                                 3,814             3,620             1,588
     Realized and unrealized gain (loss)
     on foreign currency exchange contracts                          --               (26)           (1,102)
     Other, net                                                   1,052               (71)               (9)
                                                            -----------       -----------       -----------
                                                                  4,866             3,523               477
                                                            -----------       -----------       -----------

Income before income taxes                                        2,880            12,538             8,982
Income tax provision                                              1,041             4,304             3,345
                                                            -----------       -----------       -----------

Income before cumulative effect of
     change in accounting principle                               1,839             8,234             5,637
Cumulative effect of change in accounting principle,
     net of income taxes of $75                                      --               128                --
                                                            -----------       -----------       -----------

Net income                                                  $     1,839       $     8,362       $     5,637
                                                            ===========       ===========       ===========

EARNINGS PER SHARE - BASIC:
     Income before cumulative effect
     of change in accounting principle                      $      0.19       $      0.92       $      0.83
     Cumulative effect of accounting change                          --              0.01                --
                                                            -----------       -----------       -----------

     Net income per share                                   $      0.19       $      0.93       $      0.83
                                                            ===========       ===========       ===========

     Weighted-average common shares
     outstanding - basic                                      9,717,627         8,938,812         6,759,541
                                                            ===========       ===========       ===========

EARNINGS PER SHARE - DILUTED:
     Income before cumulative effect of
          change in accounting principle                    $      0.19       $      0.91       $      0.82
     Cumulative effect of accounting change                          --              0.01                --
                                                            -----------       -----------       -----------

     Net income per share                                   $      0.19       $      0.92       $      0.82
                                                            ===========       ===========       ===========

     Weighted-average common shares
          outstanding - diluted                               9,770,023         9,087,398         6,893,231
                                                            ===========       ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                           1999          1998         1997
Net income                                               $ 1,839       $ 8,362       $ 5,637

Unrealized gains on marketable equity
    security, net of income taxes of $3,353                5,707            --            --

Unrealized losses on foreign currency exchange
     contracts, net of income taxes of $29 and $107          (50)         (182)           --
                                                         -------       -------       -------

Comprehensive income                                     $ 7,496       $ 8,180       $ 5,637
                                                         =======       =======       =======


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                    ACCUMULATED
                                                                                                      OTHER
                                             COMMON STOCK             ADDITIONAL                    COMPREHEN-
                                      --------------------------        PAID-IN        RETAINED     SIVE INCOME
                                        SHARES          AMOUNT          CAPITAL        EARNINGS        (LOSS)           TOTAL
                                      ----------      ----------      ----------      ----------     ----------      ----------
BALANCES, DECEMBER 31, 1996            6,753,887      $       68      $   13,625      $    3,090     $       --      $   16,783
   Stock options exercised                14,336              --             136              --             --             136
   Net income                                 --              --              --           5,637             --           5,637
                                      ----------      ----------      ----------      ----------     ----------      ----------

BALANCES, DECEMBER 31, 1997            6,768,223              68          13,761           8,727             --          22,556
   Stock options exercised                18,184              --             177              --             --             177
   Stock grants issued                    12,500              --              98              --             --              98
   Tax benefit associated with
     stock grants and exercise of
     stock options                            --              --              95              --             --              95
   Stock issued for acquisition
     of subsidiaries                     277,927               3           5,592              --             --           5,595
   Stock issued for cash, net of
     offering costs                    2,838,700              28          70,320              --             --          70,348
   Other comprehensive loss, net
     of income taxes                          --              --              --              --           (182)           (182)
   Net income                                 --              --              --           8,362             --           8,362
                                      ----------      ----------      ----------      ----------     ----------      ----------

BALANCES, DECEMBER 31, 1998            9,915,534              99          90,043          17,089           (182)        107,049
   Stock options exercised                60,037               1             560              --             --             561
   Stock issued as compensation           21,471              --             218              --             --             218
   Stock purchased and retired          (595,500)             (6)         (7,303)             --             --          (7,309)
   Tax benefit associated with
     stock grants and exercise of
     stock options                            --              --             110              --             --             110
   Stock issued for acquisition
     of subsidiaries                      76,145               1             889              --             --             890
   Additional consideration in
     satisfaction of purchase
     price contingencies                  19,216              --            (746)             --             --            (746)
   Other comprehensive income,
     net of income taxes                                                                                  5,657           5,657
   Net income                                 --              --              --           1,839             --           1,839
                                      ----------      ----------      ----------      ----------     ----------      ----------

BALANCES, DECEMBER 31, 1999            9,496,903      $       95      $   83,771      $   18,928     $    5,475      $  108,269
                                      ==========      ==========      ==========      ==========     ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   1999          1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $  1,839      $  8,362      $  5,637
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Write-down of intangible assets                             6,838            --            --
        Write-down of property and equipment                          270            --            --
        Depreciation and amortization                               2,441         1,943           895
        Deferred income tax provision (benefit)                    (1,254)          450          (196)
        Loss on foreign currency exchange contracts                    --            26         1,102
        Loss on sale of property and equipment                         --            --            15
        Other, net                                                    287           193            --
        Change in assets and liabilities, net of effects
          of purchase of subsidiaries:
             Restricted cash equivalents                               40           (27)          (70)
             Accounts receivable                                      964           489          (536)
             Prepaid program costs and expenses                      (542)       (1,553)         (294)
             Other assets                                             159           162            86
             Accounts payable and accrued expenses                  2,688        (1,927)         (247)
               Participants' deposits                                 676           654          (471)
                                                                 --------      --------      --------
               Net cash provided by operating activities           14,406         8,772         5,921
                                                                 --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                             (1,658)       (2,148)       (1,032)
    Proceeds from sale of available-for-sale securities            60,169            --           637
    Purchase of available-for-sale securities                     (94,929)      (37,862)         (200)
    Purchase of other investments                                  (2,655)           --            --
    Cash paid for acquisition of subsidiaries, net of cash
      received                                                     (3,962)       (6,554)         (199)
    Payment for covenant-not-to-compete agreement                  (1,271)         (250)         (220)
    Change in other assets                                              4           (57)          (49)
    Payments received on (issuance of) notes receivable, net           --           162          (162)
                                                                 --------      --------      --------
               Net cash used in investing activities              (44,302)      (46,709)       (1,225)
                                                                 --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on note payable                                         (185)         (169)         (242)
    Proceeds from exercise of stock options                           561           177           135
    Purchase and retirement of common stock                        (7,309)           --            --
    Net proceeds from sale of common stock                             --        70,348            --
                                                                 --------      --------      --------
    Net cash provided by (used in) financing  activities           (6,933)       70,356          (107)
                                                                 --------      --------      --------
    Net increase (decrease) in cash and cash equivalents          (36,829)       32,419         4,589
    Cash and cash equivalents, beginning of year                   55,290        22,871        18,282
                                                                 --------      --------      --------

    Cash and cash equivalents, end of year                       $ 18,461      $ 55,290      $ 22,871
                                                                 ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                       $     17      $     40      $     10
    Cash paid for income taxes                                      2,520         4,569         3,689

   See Notes 8 and 11 for noncash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

   1.   COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            ORGANIZATION AND BASIS OF CONSOLIDATION

            Ambassadors International, Inc. (the Company) is an educational travel, travel services and performance improvement company. The Company's operations are classified in the following segments:

            ~ Ambassadors Education Group - Promotes and organizes international educational travel and sports programs for students, athletes and professionals.

            ~ Ambassadors Performance Group - Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services.

            ~ Ambassadors Services Group - Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows.

            The Company was founded in 1967 and was reincorporated in Delaware in 1995. The Education Group represented the entire operations of the Company until 1996 when the Performance Group commenced operations. The Services Group commenced operations in 1998.

            The consolidated financial statements include the accounts of Ambassadors International, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

            CREDIT RISK

            The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, certain investments and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance. The Company believes that its primary trade accounts receivable credit risk exposure is limited as travel program participants are required to pay for their entire program costs prior to the program departure and trade accounts receivable for non-travel related programs are principally with large credit-worthy corporations.

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

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


   1.   COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            CASH AND CASH EQUIVALENTS

            The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and other investments. The Company considers investments with remaining maturities at date of purchase of three months or less to be cash equivalents.

            The Company's restricted cash equivalents represent certificates of deposit issued in the Company's name and held by four airline companies as collateral for airfare purchase agreements. Additionally, at December 31, 1999, the Company had $1.2 million of standby letters of credit for the airline companies. The letters of credit expire in 2000.

            DERIVATIVE FINANCIAL INSTRUMENTS

            In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. The Company elected to implement the Statement early on July 1, 1998. The Statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The adoption of SFAS 133 on July 1, 1998 resulted in the cumulative effect of an accounting change of $128,000, net of income taxes, being recognized as income in the statement of income.

            Prior to the adoption of SFAS 133 on July 1, 1998, the Company classified the foreign currency contracts as trading securities with realized and unrealized gains and losses on these securities recognized in the statement of income.

            INVESTMENTS

            The Company classifies its marketable investments as available-for-sale securities. Available-for-sale securities consist of debt and equity securities which are carried at fair value.

            Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of income in the period the investments are sold.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

   1.   COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
        CONTINUED:

            INVESTMENTS, CONTINUED

            The Company classifies its minority investments in other operating companies and joint ventures as other investments. The Company owns a 20% interest in a company which provides packaged tours primarily to Formula One, Indy Car and NASCAR races. This investment is reported on the equity method. The Company also owns a 15% interest in a joint venture whose sole investment is stock of an internet company that completed an initial public offering during 1999. The sale of the internet stock is restricted due to the initial public offering. The Company has recorded its investment in the joint venture at the market value of the underlying equity security of the internet company in 1999. The chairman of the board of the internet company is also a director of the Company. Also, the President and Chief Executive Officer of the Company is a director of the internet company. In January 1999, the Company purchased a minority interest in another joint venture. The joint venture owns the capital stock of Scheduled Airlines Traffic Offices, Inc. (SATO). SATO primarily serves the needs of the U.S. government and military. This investment is reported at the lower of cost or estimated net realizable value. The President and Chief Executive Officer of the Company is also the co-chairman of the board of directors and the Company's Chief Financial Officer is a director of the joint venture.

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

            GOODWILL AND COVENANTS-NOT-TO-COMPETE

            Goodwill is being amortized using the straight-line method over 10 to 30 years. Costs of covenants-not-to-compete are amortized using the straight-line method over the term of the agreements, generally 5 to 10 years. The Company periodically assesses the recoverability of the recorded goodwill based upon the expected undiscounted cash flows of the business operations that generated the goodwill.

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

            Revenue from hotel reservation, registration and related travel services is recognized when the convention commences. Revenue from the sale of merchandise is recognized when the merchandise is shipped. Revenue from pre-paid certificate-based merchandise incentive programs is deferred until the Company's obligations are fulfilled or upon management's estimates (based upon historical trends) that the certificate will not be redeemed. Revenue is recognized from printing and administration based upon the percentage of completion of the related program.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

   1.   COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
        CONTINUED:

            SELLING AND TOUR PROMOTION EXPENSES

            The Company expenses all selling and tour promotion expenses as incurred.

            EARNINGS PER SHARE

            Earnings per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Earnings per share - diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

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

            RECLASSIFICATIONS

            Certain prior year amounts have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on net income or retained earnings as previously reported.


   2.   DERIVATIVE FINANCIAL INSTRUMENTS:

        The substantial majority of the Education Group's travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company's forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. Additionally, the Company uses foreign currency call options which provide the Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrent with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

   2.   DERIVATIVE FINANCIAL INSTRUMENTS, CONTINUED:

        The strike prices on these options generally straddle the exchange rate at the time the options are purchased and utilized. The Company also purchases future contracts to similarly hedge its foreign currency risk. All of the Company's derivatives at December 31, 1999 and 1998 are cash flow hedges of forecasted transactions. The Company has a $50,000,000 credit facility through July 2000 to support foreign currency purchases and foreign exchange forward contracts.

        At December 31, 1999, the Company had outstanding forward contracts as follows (in thousands):

                                            NOTIONAL
    CURRENCY                                 AMOUNT       MATURES
    --------                                 ------       -------
Forward contracts:

   Australian dollar                        $ 2,054     May 2000
   British pound                              6,997     April - July 2000
                                            -------

                                             $9,051
                                             ======

Forward contracts with synthetic option:

   Danish Krone                             $ 2,278     March - July 2000
   Euro dollar                                6,945     April - June 2000
   British pound                              7,304     May - June 2000
   New Zealand dollar                         2,859     May - July 2000
   Australian dollar                          2,145     June 2000
                                            -------

                                            $21,531
                                            =======

        At December 31, 1998, the Company had outstanding forward contracts and call and put options to purchase and sell foreign currencies as follows (in thousands):

                                            NOTIONAL
    CURRENCY                                 AMOUNT       MATURES
    --------                                 ------       -------
Forward contracts:
   Australian dollar                        $  3,450      March - July 1999
   British pound                                 776      April 1999
   New Zealand dollar                             63      June 1999
                                            --------

                                            $  4,289
                                            ========

Call options purchased:
   Australian dollar                        $  1,750      March 1999
   New Zealand dollar                            550      April 1999
   British pound                               7,380      June 1999
                                            --------

                                            $  9,680
                                            ========

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

   2.   DERIVATIVE FINANCIAL INSTRUMENTS, CONTINUED:

                                            NOTIONAL
                    CURRENCY                 AMOUNT       MATURES
                    --------                 ------       -------
            Put options sold:

               Australian dollar            $    714      March 1999
               New Zealand dollar                227      April 1999
                                            --------

                                            $    941
                                            ========

        At December 31, 1999 and 1998, the Company had net unrealized losses associated with these financial instruments of $369,000 and $289,000, respectively. Since all of the Company's outstanding contracts at December 31, 1999 mature in 2000, all of the unrealized losses are expected to be reclassified to revenue during the year ending December 31, 2000.

        Prior to the adoption of SFAS 133 on July 1, 1998, the Company classified the foreign currency contracts as trading securities with realized and unrealized gains and losses on these securities recognized in the statement of income based upon the fair value of the investment. Since July 1, 1998, unrealized gains or losses associated with these transactions are reported in other comprehensive income. Any realized gains or losses associated with these transactions are recognized in the Company's operations in the period the contracts are closed. The net unrealized loss reclassified to revenue from other comprehensive income for the years ended December 31, 1999 and 1998 (subsequent to the adoption of SFAS 133) was $289,000 and $0, respectively. Income taxes on the unrealized losses reclassified in 1999 was $107,000.


   3.   INVESTMENTS:

        At December 31, 1999 and 1998, the cost and estimated fair values of the Company's investments in marketable equity securities and U.S. government and agency obligations were as follows (in thousands):

                                                    GROSS              GROSS       FAIR VALUE/
                                                  UNREALIZED         UNREALIZED      CARRYING
                                     COST           GAINS              LOSSES         VALUE
                                     ----           -----              ------         -----
December 31, 1999:
   U.S. government and agency
      obligations                   $72,420     $           --     $          --     $72,420
                                    =======     ==============     =============     =======

   Marketable equity securities     $   263     $        9,060     $          --     $ 9,323
                                    =======     ==============     =============     =======

December 31, 1998:
   U.S. government and agency
      obligations                   $37,660     $           --     $          --     $37,660
                                    =======     ==============     =============     =======

        Substantially all U.S. government and agency obligations mature or are callable in 2000. Net realized gains (losses) on investments of $26,000 and $(427,000) for the years ended December 31, 1998 and 1997, respectively, were included in the determination of net income.

        At December 31, 1999 and 1998, the Company also had approximately $2,900,000 and $462,000, respectively, of other investments representing the carrying value of 20% or less owned entities. Substantially all of these investments are recorded at cost.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

   4.   PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following (in thousands):

                                                        DECEMBER 31,
                                                    1999         1998
                                                   -------      -------

Office furniture, fixtures and equipment           $ 2,879      $ 2,848
Computer equipment                                   4,479        3,407
Leasehold improvements                               1,327        1,058
                                                   -------      -------
                                                     8,685        7,313
Less accumulated depreciation and amortization      (4,072)      (3,113)
                                                   -------      -------

                                                   $ 4,613      $ 4,200
                                                   =======      =======


        Depreciation and amortization expense on property and equipment of approximately $1,161,000, $757,000 and $444,000 for the years ended December 31, 1999, 1998 and 1997, respectively, were included in the determination of net income.


   5.   NOTES PAYABLE:

        In conjunction with certain acquisitions (see Note 11), the Company has issued two unsecured notes payable which were outstanding at December 31, 1999 and 1998 as follows (in thousands):

                                                      1999       1998
                                                      ----       ----
Note payable, due in quarterly payments of $50
   plus interest at 6.5%                              $ 146      $ 331
Note payable, due in annual payments of $200 plus
   interest of approximately 4.0%                       600         --
                                                      -----      -----
                                                        746        331
Less:  current portion                                 (346)      (186)
                                                      -----      -----

Notes payable, due after one year                     $ 400      $ 145
                                                      =====      =====

        At December 31, 1999, the notes are due as follows:



       Year Ending
       December 31,
       ------------

          2000              $346
          2001               200
          2002               200
                            ----
                            $746
                            ====

The holders of these notes are current or previous employees of the Company. Interest expense incurred on these notes payable was $17,000 and $28,000 for the years ended December 31, 1999 and 1998, respectively.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

   6.   INCOME TAXES:

        The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in thousands):

                              1999         1998        1997
          Current:
               Federal      $ 2,023      $ 3,541     $ 3,396
               State            272          313         145
               Deferred      (1,254)         450        (196)
                            -------      -------     -------

                            $ 1,041      $ 4,304     $ 3,345
                            =======      =======     =======


        Components of the net deferred tax assets and liabilities are as follows (in thousands):

      DECEMBER 31, 1999                              ASSETS      LIABILITIES     TOTAL
      -----------------                             -------      -----------    -------
Accrued vacation                                    $   104        $            $   104
Depreciation                                                          (289)        (289)
Unrealized gain on marketable equity securities                     (3,353)      (3,353)
Unrealized loss on foreign currency exchange
  contracts                                             136                         136
Amortization of goodwill and non-compete
  agreements                                          1,088                       1,088
Net operating loss carryforwards                        346                         346
Customer advances                                                     (471)        (471)
Allowance for uncollectible accounts receivable          48                          48
Other                                                    61            (25)          36
                                                    -------        -------      -------

Total temporary differences and tax attributes      $ 1,783        $(4,138)     $(2,355)
                                                    =======        =======      =======


  DECEMBER 31, 1998                                 ASSETS       LIABILITIES     TOTAL
  -----------------                                 -------      -----------    -------
Accrued vacation                                    $    81                     $    81
Depreciation                                                       $  (198)        (198)
Unrealized loss on foreign currency exchange
  contracts                                             107                         107
Amortization of goodwill and non-compete
  agreements                                                     (84)               (84)
Net operating loss carryforwards                        293                         293
Customer advances                                                      (493)       (493)
Inventory valuation                                      29                          29
Other                                                     1             (21)        (20)
                                                    -------      -----------      -----

Total temporary differences and tax attributes      $   511        $   (796)    $  (285)
                                                    =======      ===========    =======

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

   6.   INCOME TAXES, CONTINUED:

        The income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

                                                     1999                     1998                    1997
                                             --------------------     --------------------     -------------------
                                              AMOUNT           %      AMOUNT            %      AMOUNT         %
                                             -------       ------     -------       ------     -------      ------
Provision at the federal statutory rate      $   979         34.0%    $ 4,388         35.0%    $ 3,054        34.0%
Nondeductible goodwill amortization              161          5.6         144          1.1          79         0.9
Write-down of intangible assets                  652         22.6          --         --            --        --
State income tax, net of federal benefit          80          2.8         203          1.6          68         0.8
Tax exempt interest                             (884)       (30.7)       (404)        (3.2)         --        --
Adjustment of prior years' taxes                  --         --            --         --           104         1.2
Other                                             53          1.8         (27)        (0.2)         40         0.3
                                             -------       ------     -------       ------     -------      ------

                                             $ 1,041         36.1%    $ 4,304         34.3%    $ 3,345        37.2%
                                             =======       ======     =======       ======     =======      ======

        At December 31, 1999, the Company has federal and state net operating loss (NOL) carryforwards of approximately $793,000 and $883,000, respectively. Federal NOL carryforwards can be used to offset future regular taxable income of the subsidiary, up to $133,000 annually and expire in 2011. State NOL carryforwards have no annual limitations and expire beginning in 2018.


   7.   COMMITMENTS AND CONTINGENCIES:

        The Company leases office facilities and office equipment under non-cancelable operating leases. At December 31, 1999, future non-cancelable lease commitments, net of sublease income, are as follows (in thousands):

                   YEAR ENDING
                   DECEMBER 31,
                   ------------
                      2000                                       $   1,083
                      2001                                           1,092
                      2002                                             985
                      2003                                             964
                      2004                                             943
                      2005                                             211
                                                                 ---------

                                                                 $   5,278
                                                                 =========

        Total rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $1,743,000, $1,319,000 and $747,000, respectively. The Company may cancel the lease on the Company's Education Group office without penalty (upon one year's prior notice) and also may extend the term of the lease for an additional ten-year period upon providing written notice to the lessor at least six months prior to the end of the initial lease term in 2004.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

   7.   COMMITMENTS AND CONTINGENCIES, CONTINUED:

        The Company entered into agreements to sublease office facilities in Newport Beach, California. Sublease rental income for the years ended December 31, 1999 and 1998 was approximately $60,000 and $40,000, respectively. The Company also entered into an agreement to sublease office facilities in Boston, Massachusetts on February 1, 2000. Future minimum rental income under the non-cancelable subleases is approximately $393,000, $350,000 and $146,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

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


   8.   STOCK PLANS:

        The Company adopted the 1995 Equity Participation Plan (the Plan) during 1995 and amended and restated the Plan in 1999 and 1998. The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, key employees and consultants of the Company. The maximum number of shares which may be awarded under the Plan is 1,400,000 shares. Awards cannot exceed 100,000 shares to any individual in a calendar year.

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

        Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been changed to the pro forma amounts indicated below (in thousands except per share data):


                                          YEAR ENDED             YEAR ENDED           YEAR ENDED
                                       DECEMBER 31, 1999      DECEMBER 31, 1998    DECEMBER 31, 1997
                                       -----------------      -----------------    -----------------
                                          AS        PRO         AS         PRO       AS         PRO
                                       REPORTED    FORMA      REPORTED    FORMA    REPORTED    FORMA
                                       --------    -----      --------    -----    --------    -----
Income before cumulative effect
  of change in accounting principle     $1,839     $  800     $8,234     $7,648     $5,637     $5,388
Cumulative effect of change in
  accounting principle                      --         --        128        128         --         --
                                        ------     ------     ------     ------     ------     ------

Net income                              $1,839     $  800     $8,362     $7,776     $5,637     $5,388
                                        ======     ======     ======     ======     ======     ======

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

   8.   STOCK PLANS, CONTINUED:

                                          YEAR ENDED             YEAR ENDED           YEAR ENDED
                                       DECEMBER 31, 1999      DECEMBER 31, 1998    DECEMBER 31, 1997
                                       -----------------      -----------------    -----------------
                                          AS        PRO         AS         PRO       AS         PRO
                                       REPORTED    FORMA      REPORTED    FORMA    REPORTED    FORMA
                                       --------    -----      --------    -----    --------    -----
Net income per share - basic:
  Income before cumulative effect
  of change in accounting principle     $ 0.19    $ 0.08      $ 0.92     $ 0.86     $ 0.83     $ 0.80
Cumulative effect of accounting
    change                                  --        --        0.01       0.01         --         --
                                        ------    ------      ------     ------     ------     ------

Net income per share - basic            $ 0.19    $ 0.08      $ 0.93     $ 0.87     $ 0.83     $ 0.80
                                        ======    ======      ======     ======     ======     ======

Net income per share - diluted:
  Income before cumulative
  effect of change in accounting
  principle                             $ 0.19    $ 0.08      $ 0.91     $ 0.84     $ 0.82     $ 0.78
Cumulative effect of accounting
  change                                    --        --        0.01        0.01        --         --
                                        ------    ------      ------     ------     ------     ------

Net income per share - diluted          $ 0.19    $ 0.08      $ 0.92     $ 0.85     $ 0.82     $ 0.78
                                        ======    ======      ======     ======     ======     ======

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:

                                                                  1999             1998              1997
              Dividend yield                                     0.0%              0.0%             0.0%
              Expected volatility                                 58%              55%               63%
              Risk free interest rates                           5.3%              4.8%             6.5%
              Expected option lives                              5.9 years        10 years          9.7 years

        Stock option transactions are summarized as follows:

                                                                  NUMBER OF     WEIGHTED-AVERAGE         EXPIRATION
                                                                   SHARES         EXERCISE PRICE            DATE
                                                                   ------         --------------            ----
           Balance, December 31, 1996                              241,363            $  9.66             2005-2006
               Granted                                             269,950              10.84                  2007
               Forfeited                                           (49,925)              9.53
               Exercised                                           (14,336)              9.47
                                                                 ---------            -------

           Balance, December 31, 1997                              447,052              10.39             2005-2007
               Granted                                             247,100              24.43                  2008
               Forfeited                                           (33,779)             14.94
               Exercised                                           (18,184)              9.82
                                                                 ---------            -------

           Balance, December 31, 1998                              642,189              15.52             2005-2008
               Granted                                             375,800              12.60                  2009
               Forfeited                                          (171,965)             15.61
               Exercised                                           (60,037)              9.19
                                                                 ---------            -------

           Balance, December 31, 1999                              785,987            $ 14.61             2005-2009
                                                                 =========            =======

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

   8.   STOCK PLANS, CONTINUED:

        The following table presents information about the options as of December 31, 1999:


                                                                                            WEIGHTED-AVERAGE
                                                                                  ----------------------------------
                                               NUMBER OF         RANGE OF                                REMAINING
                                                SHARES        EXERCISE PRICE      EXERCISE PRICE        LIFE (YEARS)
                                               ---------      --------------      --------------        ------------
           Exercisable options                   45,000      $   5.85 - 8.78           $ 8.41               5.8
           Exercisable options                  115,338         8.79 - 11.70             9.85               7.8
           Exercisable options                      750        11.71 - 14.63            13.75               9.3
           Exercisable options                   47,600        14.64 - 17.55            15.07               7.2
           Exercisable options                   10,108        17.56 - 20.48            20.38               7.1
           Exercisable options                       25        20.49 - 23.40            20.75               0.2
           Exercisable options                   12,159        23.41 - 26.33            26.25               8.4
           Exercisable options                   17,533        26.34 - 29.25            29.17               8.0
                                               --------      ---------------           ------
               Total exercisable                248,513         5.85 - 29.25            13.19

           Unexercisable options                159,138         8.79 - 11.70            10.29               7.8
           Unexercisable options                226,300        11.71 - 14.63            13.69               9.3
           Unexercisable options                 53,475        14.64 - 17.55            15.24               7.2
           Unexercisable options                 20,967        17.56 - 20.48            20.38               7.1
           Unexercisable options                 33,078        23.41 - 26.33            26.25               8.4
           Unexercisable options                 44,516        26.34 - 29.25            29.16               8.0
                                               --------      ---------------           ------

               Total all options                785,987      $  5.85 - 29.25           $14.61               8.1
                                               ========      ===============           ======             =====

           Exercisable, December 31, 1998       171,514                                $ 9.97
                                               ========                                ======

           Exercisable, December 31, 1997        76,326                                $ 9.34
                                               ========                                ======


        The weighted-average fair value of options granted during 1999, 1998 and 1997 were $7.38, $12.15 and $8.32 per share, respectively.

        In addition to the stock options above, during 1997, the Company granted an executive 50,000 shares of the Company's stock which vests over four years. The executive terminated his employment during 1999 prior to 25,000 shares being vested. The Company incurred compensation expense of approximately $98,000, $98,000 and $53,000 in 1999, 1998 and 1997,
        respectively, related to this grant of shares.


   9.   EMPLOYEE BENEFIT PLAN:

        Effective January 1, 1993, the Company established a noncontributory profit sharing plan which covers substantially all employees. During 1996, the assets of the plan were transferred into a new 401(k) Profit-Sharing Plan (the Plan).

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

   9.   EMPLOYEE BENEFIT PLAN, CONTINUED:

        Employees are eligible to participate in the Plan upon six months of service and 21 years of age. Employees may contribute up to 15% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 1999, 1998 and 1997, the Company contributed approximately $72,000, $81,000 and $26,000 to the Plan, respectively.


  10.   COMMON STOCK:

        In April 1998, the Company completed a public offering of 2,838,700 shares of the Company's common stock. During the years ended December 31, 1999 and 1998, a portion of the $70.3 million net proceeds have been used for business acquisitions. Management intends to use the remaining net proceeds for additional acquisitions of educational travel and performance improvement companies and related businesses. These proceeds will also be used for general corporate purposes.

        In November 1998, the Board of Directors of the Company authorized the repurchase of the Company's common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing and as of December 31, 1999, the Company has repurchased 595,500 shares for approximately $7.3 million.


  11.   BUSINESS ACQUISITIONS:

        In June 1999, the Company acquired certain assets of a company primarily engaged in providing youth sports travel programs. In September 1999, the Company also acquired all of the capital stock of a company primarily involved in registration services for conventions. The total purchase price for these acquisitions in 1999 was $3.1 million plus the issuance of a note payable for $600,000, 69,405 shares of the Company's restricted common stock, and certain contingent consideration as described below. Total assets acquired and liabilities assumed in these acquisitions were approximately $3.2 million and $5.9 million, respectively. Assets acquired consisted primarily of cash, accounts receivables and prepaid expenses. Liabilities consisted primarily of accounts payable and participant deposits. The common stock issued to effect the transactions was recorded at its estimated fair value based upon quoted market price adjusted for trading restrictions of $800,000. Goodwill related to these acquisitions of approximately $7.3 million is being amortized over 25 to 30 years.

        In February 1998, the Company acquired certain assets of a company located in Boston, Massachusetts engaged in providing comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. In February 1998, the Company also acquired all of the outstanding stock of a performance incentive and meeting management company located in Westlake Village, California. In April 1998, the Company acquired all of the outstanding stock of a performance incentive and meeting management company located in Laguna Hills, California. In May 1998, the Company acquired certain assets of a specialized golf tour company located in Burbank, California. In July 1998, the Company acquired certain assets of a company located in Atlanta, Georgia, engaged in providing comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

  11.   BUSINESS ACQUISITIONS, CONTINUED:

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

        All of the above acquisitions have been accounted for using the purchase method of accounting. The results of operations of these companies have been included in the consolidated statement of income since their respective dates of acquisition. The contingent consideration to be paid is dependent upon the success of the acquired companies' programs. Additionally, contingent consideration for certain of the acquisitions included provisions for additional stock or cash to be paid if the market value of the Company's common stock declined below an established value at a specified future date. All of the contingent consideration, except for any associated with the market value of the Company's stock, will be accounted for as goodwill and will be amortized accordingly when, and if, the contingency is removed and additional consideration is paid. Additional consideration paid related to market value contingencies is recorded as an adjustment to stockholders' equity. During the year ended December 31, 1999, the Company paid approximately $746,000 and issued 19,216 shares of stock as contingent consideration related to prior acquisitions.

        The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the 1999 acquisitions had occurred at January 1, 1998 (in thousands except per share data):

                                        1999              1998
Revenue                            $       44,866     $   43,463
                                   ==============     ==========

Net income                         $        1,165     $    8,562
                                   ==============     ==========

Net income per share - basic       $         0.12     $     0.95
                                   ==============     ==========

Net income per share - diluted     $         0.12     $     0.93
                                   ==============     ==========


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

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

  12.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

            DERIVATIVES - The fair value of the Company's investments in foreign currency forward contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year end. The fair value of the Company's foreign currency put and call options is based on the estimated amount to terminate the put and call contracts with the counterparties at year end.

            INVESTMENTS - The fair value of the Company's investment in debt and marketable equity securities is based on quoted market prices.

            OTHER INVESTMENTS - The fair value of other investments is not readily determinable.

            NOTES PAYABLE - The fair value of the notes payable is based on the discounted value of contractual cash flows of the notes. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

            The estimated fair values of the financial instruments as of December 31, 1999 and 1998 are as follows (in thousands):

                                                           1999                      1998
                                                 ------------------------   ----------------------
                                                  CARRYING       FAIR        CARRYING       FAIR
                                                   AMOUNT        VALUE        AMOUNT       VALUE
                                                  --------    ----------    ----------   ---------
            Financial assets:
               Cash and cash equivalents         $  18,461    $   18,461    $  55,290    $  55,290
               Derivatives                            (369)         (369)        (289)        (289)
               Investments                          81,743        81,743       37,660       37,660

            Financial liabilities:
               Notes payable                           746           746          331          331

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

  12.   FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:

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


  13.   EARNINGS PER SHARE:

        The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands except share and per share data).

                                                         1999            1998            1997
   Numerator:
     Income before cumulative effect of change
        in accounting principle                      $    1,839     $       8,234     $    5,637
     Cumulative effect of accounting change                  --               128             --
                                                     ----------     -------------     ----------

     Net income for basic and diluted earnings
        per share                                    $    1,839     $       8,362     $    5,637
                                                     ==========     =============     ==========

Denominator:
     Weighted-average shares outstanding - basic      9,717,627         8,938,812      6,759,541
     Effect of dilutive common stock options             52,396           148,586        133,690
                                                     ----------     -------------     ----------

     Weighted-average shares outstanding -
        diluted                                       9,770,023         9,087,398      6,893,231
                                                     ==========     =============     ==========

   Earnings per share - basic:
     Income before cumulative effect of change
        in accounting principle                      $     0.19     $        0.92     $     0.83
     Cumulative effect of accounting change                  --              0.01             --
                                                     ----------     -------------     ----------

                                                     $     0.19     $        0.93     $     0.83
                                                     ==========     =============     ==========
   Earnings per share - diluted:
     Income before cumulative effect of change
        in accounting principle                      $     0.19     $        0.91     $     0.82
     Cumulative effect of accounting change                  --              0.01             --
                                                     ----------     -------------     ----------

                                                     $     0.19     $        0.92     $     0.82
                                                     ==========     =============     ==========

        At December 31, 1999, 1998 and 1997, there were 434,000, 146,000 and
        13,000 additional stock options outstanding. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

  14.   BUSINESS SEGMENTS:

        All of the Company's assets are located in the United States. During the years ended December 31, 1999, 1998 and 1997, the Company's revenues as a percentage of total revenues were derived from travel programs conducted in the following geographic areas:

                                             1999       1998       1997
               United States                  38%        39%        19%
               Europe                         31%        30%        35%
               South Pacific                  24%        19%        24%
               China                           4%         6%        11%
               Other                           3%         6%        11%

        The Company operated the Education Group and the Performance Group segments during 1999, 1998 and 1997. The Services Group has operated in 1999 and 1998. Corporate and other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Education, Performance and Services Groups. Selected financial information related to these segments is as follows (in thousands):

                                     EDUCATION     PERFORMANCE      SERVICES        CORPORATE
                                       GROUP           GROUP          GROUP         AND OTHER      TOTAL
                                       -----           -----          -----         ---------      -----
1999:
   Revenues                          $  26,532     $  10,474      $   6,982      $      --      $  43,988
   Depreciation and amortization           517           466            175          1,283          2,441
   Operating income (loss) prior
     to restructuring and
     write-down of intangible
     assets                             10,085          (700)          (231)        (3,033)         6,121
   Restructuring and write-down
     of intangible assets                   --           487            782          6,838          8,107
   Operating income (loss)              10,085        (1,187)        (1,013)        (9,871)        (1,986)
   Total additions to property,
     equipment, goodwill and
     covenant-to-compete                   790           615            263         10,375         12,043
   Total assets                         43,357         9,016          2,979         87,411        142,763

1998:
   Revenues                          $  24,407     $   7,877      $   7,731      $     132      $  40,147
   Depreciation and amortization           416           266             51          1,210          1,943
   Operating income (loss)              10,786        (1,716)         2,237         (2,292)         9,015
   Total additions to property,
     equipment, goodwill and
     covenant-to-compete                   381         1,409            332         17,604         19,726
   Total assets                         26,011         5,720          3,287         92,714        127,732

1997:
   Revenues                          $  21,296     $   5,237      $      --      $       8      $  26,541
   Depreciation and amortization           335           108             --            452            895
   Operating income (loss)               9,176           490             --         (1,161)         8,505
   Total additions to property,
        equipment, goodwill and
        covenant-to-compete                916           100             --          1,477          2,493
   Total assets                         20,930         3,095             --         10,424         34,449

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
AS OF DECEMBER 31, 1999 AND 1998 AND FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

  15.   RESTRUCTURING PLAN:

        During the fourth quarter of 1999, in connection with management's decision to improve operating efficiencies, outsource the merchandising business and reduce costs, the Company recorded a restructuring charge and write-down of intangible assets totaling $8.1 million. The restructuring plan is anticipated to be completed during the year ended December 31, 2000. The restructuring plan involved the elimination of approximately 60 positions, the write-down of intangible assets and property and equipment and the consolidation of offices as follows (in thousands):



                                                RESTRUCTURING             RESERVE
                                                    AND                  BALANCE AT
                                      CASH/       IMPAIRMENT            DECEMBER 31,
                                    NON-CASH        CHARGE    ACTIVITY     1999
                                    --------        ------    --------     ----
Write-down of intangible assets     Non-cash        $6,838     $6,838     $   --
Severance and related charges       Cash               700        134        566
Consolidation of offices            Cash               299         27        272
Write-down of property and
   equipment                        Non-Cash           270        270         --
                                                    ------     ------     ------

Total restructuring charges                         $8,107     $7,269     $  838
                                                    ======     ======     ======


  16.   RELATED PARTY TRANSACTIONS:

        In connection with one of its investments, the Company received a non-recurring consulting fee and receives quarterly management fees. Also the Company's Chairman of the Board of Directors is the Managing Director of a business management company that the Company has paid consulting fees of $114,000 and $135,000 for the years ended December 31, 1999 and 1998, respectively.