Form 10-Q
period 2000-03-31
AMBASSADORS INTERNATIONAL INC
filed 2000-05-15
CIK 946842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2000

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

            Common shares outstanding as of April 30, 2000: 9,542,632

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

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2000 and December 31, 1999
(dollars in thousands, except par value)

                                              March 31,      December 31,
                                              2000           1999
                                              --------       -----------
ASSETS

Current assets:
   Cash and cash equivalents                  $ 56,791         $ 18,461
   Restricted cash equivalents                     112              112
   Investments                                  66,025           81,743
   Accounts receivable                           6,214            4,897
   Prepaid program costs and expenses            9,536            5,868
                                              --------         --------
         Total current assets                  138,678          111,081

Property and equipment, net                      4,498            4,613
Other investments                                2,888            2,936
Goodwill and covenant not-to-compete,
    net of $2,226 and $1,947 of
      accumulated amortization                  22,611           22,875
Deferred income taxes                            1,120            1,120
Other assets                                       137              138
                                              --------         --------
         Total assets                         $169,932         $142,763
                                              ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
March 31, 2000 and December 31, 1999
(dollars in thousands, except par value)


                                                  March 31,      December 31,
                                                  2000           1999
                                                  --------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $  2,357         $  3,941
   Accrued expenses                                  3,753            3,215
   Participants' deposits                           54,378           22,748
   Note payable, current portion                       296              346
   Foreign currency exchange contracts               1,346              369
   Deferred income taxes                             2,262            3,475
                                                  --------         --------
         Total current liabilities                  64,392           34,094

Note payable due after one year                        400              400
                                                  --------         --------
         Total liabilities                          64,792           34,494
                                                  --------         --------
Stockholders' equity:
   Preferred stock, $.01 par value;
      2,000,000 shares authorized;
      none issued and outstanding                       --               --
   Common stock, $.01 par value;
      authorized, 20,000,000 shares;
      issued and outstanding, 9,543,468
      and 9,496,903 shares                              95               95
   Additional paid-in capital                       84,208           83,771
   Retained earnings                                17,426           18,928
   Accumulated other comprehensive income            3,411            5,475
                                                  --------         --------
         Total stockholders' equity                105,140          108,269
                                                  --------         --------
         Total liabilities and stock-
            holders' equity                       $169,932         $142,763
                                                  ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED) for the three months ended March 31, 2000 and 1999
(dollars in thousands, except share and per share data)

                                                  2000                 1999
                                               -----------          -----------
Revenues                                       $     5,541          $     4,980
                                               -----------          -----------
Operating expenses:
   Selling and tour promotion                        4,299                3,942
   General and administrative                        4,654                4,407
                                               -----------          -----------
                                                     8,953                8,349
                                               -----------          -----------
Operating loss                                      (3,412)              (3,369)
                                               -----------          -----------
Other income (expense):
   Interest and dividend income                      1,095                  954
   Other, net                                           41                  593
                                               -----------          -----------
                                                     1,136                1,547
                                               -----------          -----------
Loss before income taxes                            (2,276)              (1,822)
Income tax benefit                                     774                  640
                                               -----------          -----------
Net loss                                       $    (1,502)         $    (1,182)
                                               ===========          ===========
Net loss per share - basic and diluted         $     (0.16)         $     (0.12)
                                               ===========          ===========
Weighted-average common shares out-
   standing - basic and diluted                  9,504,971            9,830,833
                                               ===========          ===========


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED) for the three months ended March 31, 2000 and 1999
(dollars in thousands)

                                                   2000             1999
                                                 -------          -------
Net loss                                         $(1,502)         $(1,182)

Unrealized loss on marketable equity
   security, net of income tax benefit
   of $851                                        (1,449)              --

Unrealized losses on foreign currency
   exchange contracts, net of income tax
   benefit of $362 and $60                          (615)            (111)
                                                 -------          -------
Comprehensive loss                               $(3,566)         $(1,293)
                                                 =======          =======

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the three months ended March 31, 2000 and 1999
(in thousands)

                                                         2000              1999
                                                       --------          --------
Cash flows from operating activities:
   Net loss                                            $ (1,502)         $ (1,182)
   Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
         Depreciation and amortization                      586               617
         Loss on disposal of property and
            equipment                                        16                20
         Other, net                                          48                 1
         Change in assets and liabilities:
            Accounts receivable                          (1,317)           (1,758)
            Prepaid program costs and expenses           (3,668)           (4,120)
            Other assets                                     --                70
            Accounts payable and accrued
               expenses                                    (434)            2,523
            Participants' deposits                       31,630            24,447
                                                       --------          --------
                  Net cash provided by
                    operating activities                 25,359            20,618
                                                       --------          --------
Cash flows from investing activities:
   Purchase of property and equipment                      (209)             (635)
   Purchase of available-for-sale
      securities                                        (13,066)          (17,789)
   Proceeds from sale of available-for-
      sale securities                                    26,484             6,318
   Purchase of other investments                             --            (2,655)
   Net cash paid for acquisition of
      Subsidiaries and covenant-not-to-
      compete agreements                                    (15)             (324)
   Change in other assets                                     1                 1
                                                       --------          --------
                  Net cash provided by (used
                   in) investing activities              13,195           (15,084)
                                                       --------          --------

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED for the three months ended March 31, 2000 and 1999 (dollars in thousands)

                                                    2000              1999
                                                  --------          --------
Cash flows from financing activities:
   Payments on long-term debt                     $    (50)         $     (6)
   Proceeds from exercise of stock
      options                                           61                63
   Purchase and retirement of common
      stock                                           (235)           (3,192)
                                                  --------          --------
               Net cash used in financing
                activities                            (224)           (3,135)
                                                  --------          --------
Net increase in cash and cash
   equivalents                                      38,330             2,399
Cash and cash equivalents, beginning
   of period                                        18,461            55,290
                                                  --------          --------
Cash and cash equivalents, end of
   period                                         $ 56,791          $ 57,689
                                                  ========          ========



The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by Ambassadors International, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission on Form 10-K.

      In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at March 31, 2000 and the consolidated results of operations, comprehensive loss and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


2.    PRINCIPLES OF CONSOLIDATION

      Ambassadors International, Inc. (the Company) is an educational travel, travel services and performance improvement company. The Company's operations are classified in the following segments:

      - Ambassadors Education Group - Promotes and organizes international educational travel and sports programs for students, athletes and professionals.

      - Ambassadors Performance Group - Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs, and corporate meeting management services.

      - Ambassadors Services Group - Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows.

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

3.    INCOME TAXES

      For the three months ended March 31, 2000 and 1999, the Company recorded an income tax benefit of approximately $774,000 and $640,000, respectively, to reflect the benefit of the net loss at the estimated annual effective income tax rate.


4.    LOSS PER SHARE:

      Net loss per share - basic is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Net loss per share - diluted is computed in the same manner as net loss per share - basic as the inclusion of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are antidilutive due to the net loss.

      The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations and the number of dilutive securities (stock options) that were not included in the dilutive EPS computation because they were antidilutive (in thousands, except per share data):

                                                   March 31,
                                         ---------------------------
                                            2000               1999
                                         ----------          -------
Numerator:
   Net loss for basic and
      diluted earnings per share         $    (1,502)         $(1,182)
                                         ===========          =======
Denominator:
   Weighted-average shares
      outstanding -basic                       9,505            9,831
   Effect of dilutive common
      stock options                              (A)              (A)
                                         -----------          -------
   Weighted-average shares
      outstanding - diluted                    9,505            9,831
                                         ===========          =======
Net loss per share - basic
      and diluted                        $     (0.16)         $ (0.12)
                                         ===========          =======

      (A) For the three months ended March 31, 2000 and 1999, respectively, the effects of 30,529 and 111,388 stock options have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive.

5.    BUSINESS SEGMENTS:

      The Company operates the Education Group, Performance Group and Services Group segments. Corporate and other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Education, Performance and Services Groups. Selected financial information related to these segments is as follows (in thousands):


                        Education       Performance      Services        Corporate
                        Group           Group            Group           and Other          Total
                        ---------       -----------      --------        ----------         -------
March 31, 2000
Revenues                 $   181          $ 3,360          $ 1,868         $   132          $ 5,541
                         =======          =======          =======         =======          =======
Operating income
   (loss)                $(4,026)         $ 1,137          $   100         $  (623)         $(3,412)
                         =======          =======          =======         =======          =======
March 31, 1999
Revenues                 $   259          $ 2,801          $ 1,898         $    22          $ 4,980
                         =======          =======          =======         =======          =======
Operating income
  (loss)                 $(2,936)         $  (109)         $   418         $  (742)         $(3,369)
                         =======          =======          =======         =======          =======


6.    1999 RESTRUCTURING PLAN:

      During the fourth quarter of 1999, in connection with management's decision to improve operating efficiencies, outsource the merchandising business and reduce costs, the Company recorded a restructuring charge and write-down of intangible assets totaling $8.1 million. The restructuring plan is anticipated to be completed during the year ended December 31, 2000. The restructuring plan also involved the elimination of approximately 60 positions. The restructuring plan activity from December 31, 1999 through March 31, 2000 is as follows (in thousands):

                                    Restructuring                       Restructuring
                                    allowance at                        allowance at
                                    December 31, 1999      Activity     March 31, 2000
                                    --------------------   --------     --------------
Severance and related
   charges                          $ 566                   $(566)      $     --
Consolidation of offices              272                    (163)           109
                                    -----                   -----       --------
Total restructuring charges         $ 838                   $(729)      $    109
                                    =====                   =====       ========

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

In June 1999, Ambassadors Education Group (AEG) acquired certain of the assets of Travel Dynamics, Inc. ("TDI"). TDI primarily provided youth sports and educational travel programs and has expanded the Education Group's sports travel programs. In September 1999, Ambassadors Services Group acquired all of the capital stock of Advanced Registration Systems, Inc. ("ARS"). ARS was primarily involved in pre-registration and on-site registration services for trade shows. This acquisition has expanded the operations of the Company's Services Group to full-service convention organization. Both acquisitions were included in the Company's results of operations as of their respective dates of acquisition.

GROSS PROGRAM RECEIPTS

Gross program receipts increased to $17.4 million in the first quarter of 2000 from $16.5 million in the first quarter of 1999. This $0.9 million increase is the result of increased participant volume traveling in the first quarter of 2000 in comparison to the first quarter of 1999.

NET REVENUE

Net revenue increased to $5.5 million in the first quarter of 2000 from $5.0 million in 1999. This $0.5 million increase is due to the effect of increased participants and improved gross program margins to 31.8% during the quarter ended March 31, 2000 from 30.2% during the quarter ended March 31, 1999.

SELLING AND TOUR PROMOTION EXPENSES

The Company's policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses increased to $4.3 million in the quarter ended March 31, 2000 from $3.9 million in the comparable quarter of 1999. This increase is primarily the result of the Education Group's 1999 acquisition and the assumption of the marketing and selling expenses to support the expanded sports marketing and customer base, combined with decreases within the Performance Group resulting from efficiencies from the Company's 1999 restructuring.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $4.7 million in the first quarter of 2000 from $4.4 million during the quarter ended March 31, 1999. This increase is primarily due to the Education and Services Groups' 1999 acquisitions and the assumption of the related general and administrative expenses associated with supporting an increased number of programs, which were partially offset by Performance Group decreases in general and administrative expenses.

OTHER INCOME/EXPENSE

Other income in 2000 consisted primarily of interest income generated by cash and cash equivalents. As of March 31, 2000, the Company had $122.8 million in cash, cash equivalents and short-term investments, an increase from $100.2 million at December 31, 1999. As a result, the Company realized interest income of $1.1 million in the first quarter of 2000, compared to $0.9 million in the comparable quarter of 1999.

In the first quarter of 1999, the Company purchased a minority interest in connection with the acquisition by a group of investors of all of the capital stock of Scheduled Airlines Traffic Offices, Inc. The Company received a non-recurring consulting fee related to this transaction. The Company also entered into a management agreement as part of this purchase, whereby the Company receives quarterly management consulting fees. The consulting fee and quarterly management consulting fee have been included in other income.

INCOME TAXES

The Company has recorded an income tax benefit of approximately $0.8 million for the quarter ended March 31, 2000 in comparison to a $0.6 million tax benefit for the quarter ended March 31, 1999. Income tax benefits have been recorded based upon the estimated annual effective income tax rate applied to the pre-tax loss.

SEASONALITY

Due to the seasonality of the Company's business, the first quarter of the fiscal year has significantly fewer programs traveling than the other quarters of the year. Thus, the Company budgeted and incurred a net loss of approximately $1.5 million or $0.16 per share in the first quarter of 2000 compared to a $1.2 million net loss or $0.12 per share in the comparable 1999 quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by operations for the quarters ended March 31, 2000 and 1999 was approximately $25.4 million and $20.6 million, respectively. The increase in operating cash flows from, 1999 to 2000 primarily relates to an increased volume of Education Group participants' deposits.

Net cash provided by investing activities for the quarter ended March 31, 2000 was $13.2 million compared to net cash used in investing activities for the quarter ended March 31, 1999 of $15.1 million, an increase of $28.3 million quarter over quarter. The increase from 1999 to 2000 was primarily due to the proceeds from sale of available-for-sale securities. The Company does not have any material capital expenditure commitments for 2000. However, the terms of the Company's acquisitions of certain businesses include contingent consideration. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

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

At March 31, 2000, the Company had approximately $122.8 million of cash and cash equivalents, including program participant funds of $54.4 million. Under the Company's cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the time of cancellation.

Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures, stock repurchases and acquisitions at least for the ensuing year.

FOREIGN CURRENCY; HEDGING POLICY

The substantial majority of the Education Group's travel programs take place outside the United States, and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts, which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company's forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. Additionally, the Company uses foreign currency call options which provide the Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrent with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option. The strike prices on these options generally straddle the exchange rate at the time the options are purchased. The Company is exposed to credit risk under the foreign currency contracts and options to the extent that the counterparty is unable to perform under the agreement. The fair value of foreign currency exchange contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at period-end. The fair value of the foreign currency options is based on the estimated amount to terminate the put and call contracts with the counterparties at period end.

The Company accounts for these foreign exchange contracts and options with the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." Therefore, the effective portion of any unrealized gains or losses on foreign exchange contracts are recorded as other comprehensive income or loss and are accumulated as a component of stockholders' equity. Realized gains and losses on these contracts are recorded as a cost of the related travel program when the contracts mature and are utilized.

IMPLEMENTATION OF 1999 RESTRUCTURING PLAN

During the fourth quarter of 1999, the Company initiated and completed a significant restructuring effort impacting both the Performance and Services Group. The restructuring plan is anticipated to be completed during year 2000. The restructuring plan activity from December 31, 1999 through March 31, 2000 is as follows (in thousands):


                                       Restructuring                          Restructuring
                                       allowance at                           allowance at
                                       December 31, 1999       Activity       March 31, 2000
                                       -----------------       --------       --------------
Severance and related
  charges                              $ 566                   $(566)         $     --
Consolidation of offices                 272                    (163)              109
                                       -----                   -----          --------
Total restructuring charges            $ 838                   $(729)         $    109
                                       =====                   =====          ========

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

PART II - OTHER INFORMATION
Items 1, 2, 3, 4 and 5 are not presented as they are not applicable.

Item 6. Exhibits and Reports on Form 8-K.

            (a)  Exhibits: 27 - Financial Data Schedule

            (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed for the three months ended March 31, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMBASSADORS INTERNATIONAL, INC.


Date:  May 10, 2000  By: /s/ Jeffrey D. Thomas
                         -------------------------------------
                         Jeffrey D. Thomas,
                         Chief Financial Officer