Form 10-Q
period 2000-06-30
AMBASSADORS INTERNATIONAL INC
filed 2000-08-14
CIK 946842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

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

            Common shares outstanding as of July 31, 2000: 9,648,275

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

Table of Contents



PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets
            Consolidated Statements of Income
            Consolidated Statements of Comprehensive Income
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2000 and December 31, 1999
(dollars in thousands)

                                          June 30,       December 31,
                                          2000           1999
                                          ---------      ------------
ASSETS
Current assets:
   Cash and cash equivalents               $ 69,127      $ 18,461
   Restricted cash equivalents                  112           112
   Available-for-sale securities             61,734        81,743
   Accounts receivable                        4,568         4,897
   Prepaid program costs and expenses        24,165         5,868
                                           --------      --------
         Total current assets               159,706       111,081

Property and equipment, net                   4,603         4,613
Other investments                             2,893         2,936
Goodwill and covenant not-to-compete,
    net of $2,533 and $1,947 of
      accumulated amortization               22,833        22,875
Deferred income taxes                         1,120         1,120
Other assets                                    139           138
                                           --------      --------
         Total assets                      $191,294      $142,763
                                           ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
June 30, 2000 and December 31, 1999
(dollars in thousands)

                                            June 30,      December 31,
                                            2000          1999
                                            --------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                         $  9,646      $  3,941
   Accrued expenses                            6,001         3,215
   Participants' deposits                     60,286        22,748
   Note payable, current portion                 252           346
   Foreign currency exchange contracts         1,052           369
   Deferred income taxes                       1,738         3,475
                                            --------      --------
         Total current liabilities            78,975        34,094

Note payable due after one year                  400           400
                                            --------      --------
         Total liabilities                    79,375        34,494
                                            --------      --------
Total stockholders' equity                   111,919       108,269
                                            --------      --------
         Total liabilities and stock-
            holders' equity                 $191,294      $142,763
                                            ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2000 and 1999
(in thousands, except per share data)

                                         Six Months Ended             Three Months Ended
                                         June 30,                     June 30,
                                         -----------------------      -----------------------
                                         2000           1999          2000           1999
                                         --------       --------      --------       --------
Revenues                                 $ 24,931       $ 22,018      $ 19,390       $ 17,038
                                         --------       --------      --------       --------
Operating expenses:
   Selling and tour promotion               8,748          7,791         4,449          3,849
   General and administrative               9,243          8,877         4,589          4,470
                                         --------       --------      --------       --------
                                           17,991         16,668         9,038          8,319
                                         --------       --------      --------       --------
Operating income                            6,940          5,350        10,352          8,719
                                         --------       --------      --------       --------
Other income (expense):
   Interest and dividend income             2,762          2,077         1,667          1,122
   Other, net                                (500)           691          (542)            98
                                         --------       --------      --------       --------
                                            2,262          2,768         1,125          1,220
                                         --------       --------      --------       --------
Income before income taxes                  9,202          8,118        11,477          9,939
Provision for income taxes                  3,129          2,758         3,902          3,399
                                         --------       --------      --------       --------
Net income                               $  6,073       $  5,360      $  7,575       $  6,540
                                         ========       ========      ========       ========
Net income per share - basic             $   0.64       $   0.55      $   0.79       $   0.68
                                         ========       ========      ========       ========
Weighted-average common shares out-
   standing - basic                         9,525          9,760         9,544          9,688
                                         ========       ========      ========       ========
Net income per share - diluted           $   0.63       $   0.55      $   0.78       $   0.67
                                         ========       ========      ========       ========
Weighted-average common shares out-
   standing - diluted                       9,622          9,822         9,656          9,744
                                         ========       ========      ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2000 and 1999
(dollars in thousands)



                                   Six Months Ended            Three Months Ended
                                   June 30,                    June 30,
                                   ---------------------       ---------------------
                                   2000          1999          2000          1999
                                   -------       -------       -------       -------
Net income                         $ 6,073       $ 5,360       $ 7,575       $ 6,540

Unrealized loss on marketable
 equity security, net of
 income tax benefit of $1,731
 and $880                           (2,947)           --        (1,498)           --

Unrealized gains (losses)
on foreign currency
 exchange contracts, net
 of income tax benefit
(provision)of $5, $20,
   $(357) and $(40)                     (8)          (65)          607            45
                                   -------       -------       -------       -------
Comprehensive income               $ 3,118       $ 5,295       $ 6,684       $ 6,585
                                   =======       =======       =======       =======



The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the six months ended June 30, 2000 and 1999
(in thousands)

                                                      2000           1999
                                                    --------       --------
Cash flows from operating activities:
   Net income                                       $  6,073       $  5,360
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation and amortization                 1,208          1,176
         Loss on disposal of property and
            equipment                                     11             30
         Compensation expense on stock
            grants                                        34             98
         Other, net                                      713              1
         Change in assets and liabilities:
            Accounts receivable                          329         (2,354)
            Prepaid program costs and expenses       (18,297)       (16,203)
            Other assets                                  --            118
            Accounts payable and accrued
               expenses                                9,102         14,641
            Participants' deposits                    37,538         19,948
                                                    --------       --------
                  Net cash provided by
                    operating activities              36,711         22,815
                                                    --------       --------
Cash flows from investing activities:
   Purchase of property and equipment                   (629)          (964)
   Proceeds from the sale of equipment                     6             --
   Purchase of available-for-sale
      securities                                     (28,681)       (63,872)
   Proceeds from sale or maturities of
      available-for-sale securities                   44,012         21,351
   Purchase of other investments                          --         (2,655)
   Net cash paid for acquisition of
      subsidiaries and covenant-not-to-
      compete agreements                                (544)        (3,002)
   Change in other assets                                 (1)             2
                                                    --------       --------
                  Net cash provided by (used
                   in) investing activities           14,163        (49,140)
                                                    --------       --------

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED for the six months ended June 30, 2000 and 1999 (in thousands)

                                                 2000           1999
                                               --------       --------
Cash flows from financing activities:
   Payments on long-term debt                  $    (94)      $    (54)
   Proceeds from exercise of stock
      options                                       121            118
   Purchase and retirement of common
      stock                                        (235)        (3,918)
                                               --------       --------
               Net cash used in financing
                 activities                        (208)        (3,854)
                                               --------       --------
Net increase (decrease) in cash and
   cash equivalents                              50,666        (30,179)
Cash and cash equivalents, beginning
   of period                                     18,461         55,290
                                               --------       --------
Cash and cash equivalents, end of
   period                                      $ 69,127       $ 25,111
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

      In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at June 30, 2000 and the consolidated results of operations, comprehensive income for three and six months ended June 30, 2000 and 1999, and cash flows for the six-months ended June 30, 2000 and 1999. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


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

3.    INCOME PER SHARE:

      Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share - diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

      The following table presents a reconciliation of basic and diluted earnings per share (EPS) computation (in thousands, except per share data):

                                                Six Months Ended        Three Months Ended
                                                June 30,                June 30,
                                                ------------------      ------------------
                                                2000        1999        2000        1999
                                                ------      ------      ------      ------
          Numerator:
            Net income for basic and
                diluted earnings per share      $6,073      $5,360      $7,575      $6,540
                                                ======      ======      ======      ======
          Denominator:
             Weighted-average shares
                outstanding - basic              9,525       9,760       9,544       9,688
             Effect of dilutive common
                stock options (A)                   97          62         112          56
                                                ------      ------      ------      ------
             Weighted-average shares
                outstanding - diluted            9,622       9,822       9,656       9,744
                                                ======      ======      ======      ======
          Earnings Per Share:
             Net income per share - basic       $ 0.64      $ 0.55      $ 0.79      $ 0.68
                                                ======      ======      ======      ======
             Net income per share -
                diluted                         $ 0.63      $ 0.55      $ 0.78      $ 0.67
                                                ======      ======      ======      ======


         (A) At June 30, 2000 and 1999, respectively, there were 229,000 and 299,000 additional stock options outstanding, respectively. The effects of the shares, which would be issued upon the exercise of these options, have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

4.    BUSINESS SEGMENTS:

      The Company operates the Education Group, Performance Group and Services Group segments. Corporate and other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Education, Performance and Services Groups. Selected financial information related to these segments is as follows (in thousands):


                                        Six Months Ended              Three Months Ended
                                        June 30,                      June 30,
                                        -----------------------       -----------------------
                                        2000           1999           2000           1999
                                        --------       --------       --------       --------
          Revenues:
             Education Group            $ 15,651       $ 12,243       $ 15,470       $ 11,983
             Performance Group             5,721          5,966          2,360          3,165
             Services Group                3,355          3,693          1,487          1,795
             Corporate and Other             204            116             73             95
                                        --------       --------       --------       --------
                Total                   $ 24,931       $ 22,018       $ 19,390       $ 17,038
                                        ========       ========       ========       ========

          Operating Income (Loss):
             Education Group            $  6,855       $  5,859       $ 10,881       $  8,796
             Performance Group             1,453            250            316            359
             Services Group                 (101)           619           (201)           201
             Corporate and Other          (1,267)        (1,378)          (644)          (637)
                                        --------       --------       --------       --------
                                        $  6,940       $  5,350       $ 10,352       $  8,719
                                        ========       ========       ========       ========

5.    1999 RESTRUCTURING PLAN:

      During the fourth quarter of 1999, in connection with management's decision to improve operating efficiencies, outsource the merchandising business and reduce costs, the Company recorded a restructuring charge and write-down of intangible assets totaling $8.1 million. The restructuring plan is anticipated to be completed during the year ended December 31, 2000. The restructuring plan also involved the elimination of approximately 60 positions. The restructuring plan activity from December 31, 1999 through June 30, 2000 is as follows (in thousands):

                            Restructuring                         Restructuring
                            allowance at                          allowance at
                            December 31, 1999      Activity       June 30, 2000
                            -----------------      ---------      --------------
Severance and related
   charges                       $ 566              $(566)             $  --
Consolidation of offices           272               (207)                65
                                 -----               -----             -----
Total restructuring charges      $ 838              $(773)             $  65
                                 =====               =====             =====

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

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

GROSS PROGRAM RECEIPTS

Gross program receipts increased to $59.6 million in the second quarter of 2000 from $56.8 million in the second quarter of 1999. The $2.8 million increase is the result of increased participant volume within the Education Group traveling in the second quarter of 2000 in comparison to the second quarter of 1999. This increase was partially offset by a decrease in revenues within the Performance Group as unprofitable business relationships were terminated.

NET REVENUE

Net revenue increased to $19.4 million in the second quarter of 2000 from $17.0 million in the second quarter of 1999. This $2.4 million increase is due to the effect of increased participants within the Education Group and strengthened overall gross program margins to 32.5% during the second quarter of 2000 from 30.0% during the second quarter of 1999.

SELLING AND TOUR PROMOTION EXPENSES

The Company's policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses increased to $4.4 million in the quarter ended June 30, 2000 from $3.8 million in the comparable quarter of 1999. The increase is primarily the result of the Education Group's 1999 acquisition of an international youth sports travel company, which has required an increased sales and marketing effort compared to the quarter one year ago. This increase was combined with a decrease in the Performance Group due to realized efficiencies as a result of the Company's 1999 restructuring.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the second quarter of 2000 totaling $4.6 million are comparable to the second quarter of 1999 totaling $4.5 million. The Performance Group's general and administrative expenses decreased as a result of the Company's 1999 restructuring. This decrease was combined with increases in the Education and Services Groups due to 1999 acquisitions and the assumption of the related general and administrative expenses associated with supporting an increased number of programs.

OTHER INCOME/EXPENSE

Other income in 2000 consisted primarily of interest income generated by cash and short-term investments. As of June 30, 2000, the Company had $130.9 million in cash, cash equivalents and short-term investments, an increase from $100.2 million at December 31, 1999. As a result, the Company realized interest income of $1.7 million in the second quarter of 2000, compared to $1.1 million in the comparable quarter of 1999.

Other income also included unrealized losses on certain foreign currency contacts during 2000. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase commitments. Certain of these contracts do not qualify for hedge accounting and therefore unrealized gains and losses are recorded in other income/expense.

INCOME TAXES

The Company has recorded an income tax provision of approximately $3.9 million for the quarter ended June 30, 2000 in comparison to $3.4 million for the quarter ended June 30, 1999. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30,
1999

GROSS PROGRAM RECEIPTS

Gross program receipts increased to $77.0 million in the six-month period ended June 30, 2000 from $73.4 million in the same period of 1999. The $3.6 million increase is the result of increased participant volume within the Education Group traveling in the six-month period ending June 30, 2000 in comparison to the comparable period in 1999. This increase was partially offset by a decrease within the Performance Group as unprofitable business relationships were terminated.

NET REVENUE

Net revenue increased to $24.9 million in the six-month period ended June 30, 2000 from $22.0 million in the same period of 1999. This $2.9 million increase is due to increased participants within the Education Group and strengthened overall gross program margins to 32.4% during the six-month period ended June 30, 2000 from 30.0% during the comparable period in 1999.

SELLING AND TOUR PROMOTION EXPENSES

The Company's policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses increased to $8.7 million in the six-month period ending June 30, 2000 from $7.8 million in the comparable period in 1999. The increase is primarily the result of the Education Group's 1999 acquisition of an international youth sports travel company, which has required increased sales and marketing effort compared to the six-month period ending June 30, 1999. This increase was combined with a decrease in the Performance Group due to realized efficiencies as a result of the Company's 1999 restructuring.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $9.2 million in the six-month period ending June 30, 2000 from $8.9 million during the comparable period in 1999. The Performance Group's general and administrative expenses decreased as a result of the Company's 1999 restructuring. This decrease was combined with increases in the Education and Services Groups due to 1999 acquisitions and the assumption of the related general and administrative expenses associated with supporting an increased number of programs.

OTHER INCOME/EXPENSE

Other income in 2000 consisted primarily of interest income generated by cash and short-term investments. As of June 30, 2000, the Company had $130.9 million in cash, cash equivalents and short-term investments, an increase from $100.2 million at December 31, 1999. As a result, the Company realized interest income of $2.8 million in the six-month period ending June 30, 2000, compared to $2.1 million in the comparable period of 1999.

Other income also included unrealized losses on certain foreign currency contracts during 2000. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase commitments. Certain of these contracts do not qualify for hedge accounting and therefore unrealized gains and losses are recorded in other income/expense.

In January of 1999, the Company purchased a minority interest in connection with the acquisition by a group of investors of all of the capital stock of Scheduled Airlines Traffic Offices, Inc. The Company received a non-recurring consulting fee related to this transaction. The Company also entered into a management agreement as part of this purchase, whereby the Company receives quarterly management consulting fees. The consulting fee and quarterly management consulting fee have been included in other income.

INCOME TAXES

The Company has recorded an income tax provision of approximately $3.1 million for the six-month period ended June 30, 2000 in comparison to $2.8 million for the comparable period in 1999. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

SEASONALITY

The Company's businesses are seasonal. The majority of the Company's travel programs occur in May through July and October of each year. The Company historically has earned more than three-quarters of its annual revenues in the second and third quarters, which has more than offset operating losses incurred during the rest of the year. The Company anticipates that this trend will continue for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by operations for the six-month period ended June 30, 2000 and 1999 was approximately $36.7 million and $22.8 million, respectively. The increase in operating cash flows from 1999 to 2000 primarily relates to an increased volume of Education Group participants' deposits.

Net cash provided by investing activities for the six-month period ended June 30, 2000 was $14.2 million compared to net cash used in investing activities for the comparable period in 1999 of $49.1 million, an increase of $63.3 million period over period. The increase from 1999 to 2000 was primarily due to the proceeds from sale or maturity of available-for-sale securities. The Company does not have any material capital expenditure commitments for 2000. However, the terms of the Company's acquisitions of certain businesses include contingent consideration. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

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

At June 30, 2000, the Company had approximately $130.9 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $60.3 million. Under the Company's cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of cancellation.

Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures, stock repurchases and acquisitions at least for the ensuing year.

FOREIGN CURRENCY; HEDGING POLICY

The substantial majority of the Education Group's travel programs take place outside the United States, and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts, which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company's forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. Additionally, the Company uses foreign currency call options which provide the Company with the option to acquire certain foreign currencies at a fixed exchange rate and time period. Concurrent with the purchase of a foreign currency call option, the Company sells a foreign currency put option to minimize the net premium paid for the call option. The strike prices on these options generally straddle the exchange rate at the time the options are purchased. The Company is exposed to credit risk under the foreign currency contracts and options to the extent that the counterparty is unable to perform under the agreement. The fair value of foreign currency exchange contracts is based on quoted market prices and the forward rate of the foreign currencies subject to contracts at period-end. The fair value of the foreign currency options is based on the estimated amount to terminate the put and call contracts with the counterparties at period end.

The Company accounts for these foreign exchange contracts and options under the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." Therefore, the effective portion of any unrealized gains or losses on foreign exchange contracts are recorded as other comprehensive income or loss and are accumulated as a component of stockholders' equity. Realized gains and losses on these contracts are recorded as a cost of the related travel program when the contracts mature and are utilized.

IMPLEMENTATION OF 1999 RESTRUCTURING PLAN

During the fourth quarter of 1999, the Company initiated and completed a significant restructuring effort impacting both the Performance and Services Group. Management anticipates the restructuring plan to be completed during the year 2000. The restructuring plan activity from December 31, 1999 through June 30, 2000 is as follows (in thousands):

                            Restructuring                         Restructuring
                            allowance at                          allowance at
                            December 31, 1999      Activity       June 30, 2000
                            -----------------      ---------      --------------
Severance and related
   charges                       $ 566              $(566)             $  --
Consolidation of offices           272               (207)                65
                                 -----               -----             -----
Total restructuring charges      $ 838              $(773)             $  65
                                 =====               =====             =====

Cash spent on the restructuring has been funded from operations, and the Company expects operations to continue to fund the remaining reserve within the year 2000.

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

PART II - OTHER INFORMATION
Items 1, 2, 3, and 5 are not presented as they are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:

At the annual meeting of shareholders on May 12, 2000, the following actions were taken:

      (1)   Election of Directors (Class II Directors)

                                          For                Withheld
                                          ---------          --------
            James L. Easton               7,869,371             1,425
            John A. Ueberroth             7,869,471             1,325

      (2) Ratification of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 2000.

              For:                   7,870,571
              Against:                     200
              Abstain:                      25

Item 6. Exhibits and Reports on Form 8-K.

            (a) Exhibits: 27 - Financial Data Schedule

            (b) Reports on Form 8-K:

                No reports on Form 8-K were filed for the three months ended June 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMBASSADORS INTERNATIONAL, INC.


Date: August 14, 2000                      By: /s/ Jeffrey D. Thomas
     --------------------                      ------------------------------
                                               Jeffrey D. Thomas,
                                               Chief Financial Officer