Form 10-Q
period 2000-09-30
AMBASSADORS INTERNATIONAL INC
filed 2000-11-14
CIK 946842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2000

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

           Common shares outstanding as of October 31, 2000: 9,648,875

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2000 and December 31, 1999
(dollars in thousands)

                                                        September 30,       December 31,
                                                           2000                1999
                                                         --------            --------
ASSETS

Current assets:
   Cash and cash equivalents                             $ 43,282            $ 18,461
   Restricted cash equivalents                                112                 112
   Available-for-sale securities                           73,209              81,743
   Accounts receivable                                      3,737               4,897
   Prepaid program costs and expenses                       6,921               5,868
                                                         --------            --------
         Total current assets                             127,261             111,081

Property and equipment, net                                 4,433               4,613
Other investments                                           2,954               2,936
Goodwill and covenant not-to-compete,
    net of $2,782 and $1,947 of
      accumulated amortization                             22,854              22,875
Deferred income taxes                                       1,120               1,120
Other assets                                                  138                 138
                                                         --------            --------
         Total assets                                    $158,760            $142,763
                                                         ========            ========


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
September 30, 2000 and December 31, 1999
(dollars in thousands)


                                                        September 30,       December 31,
                                                            2000                1999
                                                          --------            --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $  4,670            $  3,941
   Accrued expenses                                          3,744               3,215
   Participants' deposits                                   22,703              22,748
   Note payable, current portion                                --                 346
   Foreign currency exchange contracts                       2,176                 369
   Deferred income taxes                                     2,967               3,475
                                                          --------            --------
          Total current liabilities                         36,260              34,094

Note payable due after one year                                400                 400
                                                          --------            --------
         Total liabilities                                  36,660              34,494
                                                          --------            --------
Total stockholders' equity                                 122,100             108,269
                                                          --------            --------
         Total liabilities and stock-
            holders' equity                               $158,760            $142,763
                                                          ========            ========


The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2000 and 1999
(in thousands, except per share data)

                                              Nine Months Ended             Three Months Ended
                                                September 30,                  September 30,
                                          ------------------------       ------------------------
                                            2000            1999           2000            1999
                                          --------        --------       --------        --------
Revenues                                  $ 48,150        $ 38,457       $ 23,219        $ 16,440
                                          --------        --------       --------        --------
Operating expenses:
     Selling and tour promotion             15,687          13,579          6,940           5,789
     General and administrative             13,966          13,393          4,723           4,516
                                          --------        --------       --------        --------
                                            29,653          26,972         11,663          10,305
                                          --------        --------       --------        --------
Operating income                            18,497          11,485         11,556           6,135
                                          --------        --------       --------        --------
Other income (expense):
     Interest and dividend income            4,183           2,941          1,421             863
     Other, net                             (1,225)            848           (724)            158
                                          --------        --------       --------        --------
                                             2,958           3,789            697           1,021
                                          --------        --------       --------        --------
Income before income taxes                  21,455          15,274         12,253           7,156
Provision for income taxes                   7,509           5,041          4,380           2,283
                                          --------        --------       --------        --------
Net income                                $ 13,946        $ 10,233       $  7,873        $  4,873
                                          ========        ========       ========        ========
Net income per share - basic              $   1.46        $   1.05       $   0.82        $   0.50
                                          ========        ========       ========        ========
Weighted-average common shares
     basic                                   9,535           9,751          9,556           9,733
                                          ========        ========       ========        ========
Net income per share - diluted            $   1.45        $   1.04       $   0.81        $   0.50
                                          ========        ========       ========        ========
Weighted-average common shares
     diluted                                 9,634           9,809          9,771           9,780
                                          ========        ========       ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2000 and 1999
(dollars in thousands)


                                                            Nine Months Ended                  Three Months Ended
                                                              September 30,                       September 30,
                                                       ---------------------------          ---------------------------
                                                         2000               1999              2000              1999
                                                       --------           --------          --------           --------
Net income                                             $ 13,946           $ 10,233          $  7,873           $  4,873

Change in unrealized gain (loss) on marketable
 equity security, net of
 income tax benefit (provision)
 of $418 and $(1,314)                                      (709)                --             2,238                 --

Change in unrealized gains (losses)
   on foreign currency
   exchange contracts, net
   of income tax benefit
   (provision)of $90, $(145),
   $85 and $(165)                                          (152)               258              (144)               324
                                                       --------           --------          --------           --------
Comprehensive income                                   $ 13,085           $ 10,491          $  9,967           $  5,197
                                                       ========           ========          ========           ========


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the nine months ended September 30, 2000 and 1999
(in thousands)

                                                           2000              1999
                                                        --------           --------
Cash flows from operating activities:
   Net income                                           $ 13,946           $ 10,233
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation and amortization                     1,783              1,838
         Loss on disposal of property and
            equipment                                         11                 20
         Compensation expense on stock
            grants                                           136                 98
         Other, net                                        1,547                (53)
         Change in assets and liabilities:
            Accounts receivable                            1,160             (4,569)
            Prepaid program costs and expenses            (1,053)               255
            Other assets                                      --                130
            Accounts payable and accrued
               expenses                                    1,870              5,060
            Participants' deposits                           (45)            (5,349)
                                                        --------           --------
                  Net cash provided by
                    operating activities                  19,355              7,663
                                                        --------           --------
Cash flows from investing activities:
   Purchase of property and equipment                       (785)            (1,266)
   Proceeds from the sale of equipment                         6                 --
   Purchase of available-for-sale
      securities                                         (55,843)           (77,068)
   Proceeds from sale or maturities of
      available-for-sale securities                       63,250             49,531
   Purchase of other investments                              --             (2,655)
   Net cash paid for acquisition of
      subsidiaries and covenant-not-to-
      compete agreements                                    (708)            (5,288)
   Change in other assets                                     --                 29
                                                        --------           --------
                  Net cash provided by (used
                   in) investing activities                5,920            (36,717)
                                                        --------           --------

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED for the nine months ended September 30, 2000 and 1999 (in thousands)

                                                              2000               1999
                                                            --------           --------
Cash flows from financing activities:
   Payments on long-term debt                               $   (346)          $   (135)
   Proceeds from exercise of stock
      options                                                    127                225
   Purchase and retirement of common
      stock                                                     (235)            (3,918)
                                                            --------           --------
               Net cash used in financing
                 activities                                     (454)            (3,828)
                                                            --------           --------
Net increase (decrease) in cash and
   cash equivalents                                           24,821            (32,882)
Cash and cash equivalents, beginning
   of period                                                  18,461             55,290
                                                            --------           --------
Cash and cash equivalents, end of
   period                                                   $ 43,282           $ 22,408
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

        In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at September 30, 2000, the consolidated results of operations and comprehensive income for three and nine months ended September 30, 2000 and 1999, and cash flows for the nine-months ended September 30, 2000 and 1999. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


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

        The following table presents a reconciliation of basic and diluted earnings per share (EPS) computation (in thousands, except per share data):

                                                        Nine Months Ended                 Three Months Ended
                                                           September 30,                     September 30,
                                                     ------------------------          ------------------------
                                                      2000             1999             2000             1999
                                                     -------          -------          -------          -------
          Numerator:
             Net income for basic and
                diluted earnings per share           $13,946          $10,233          $ 7,873          $ 4,873
                                                     =======          =======          =======          =======
          Denominator:
             Weighted-average shares
                - basic                                9,535            9,751            9,556            9,733
             Effect of dilutive common
                stock options and grants(A)               99               58              215               47
                                                     -------          -------          -------          -------
             Weighted-average shares
                - diluted                              9,634            9,809            9,771            9,780
                                                     =======          =======          =======          =======
          Earnings Per Share:
             Net income per share - basic            $  1.46          $  1.05          $  0.82          $   .50
                                                     =======          =======          =======          =======
             Net income per share -
                diluted                              $  1.45          $  1.04          $  0.81          $   .50
                                                     =======          =======          =======          =======


        (A) For the three months ended September 30, 2000 and 1999, respectively, there were approximately 144,000 and 368,000 additional stock options outstanding, respectively. For the nine-months ended September 30, 2000 and 1999, there were approximately 246,000 and 292,000 additional stock options outstanding, respectively. The effects of the shares, which would be issued upon the exercise of these options, have

3.      INCOME PER SHARE:

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

4.      BUSINESS SEGMENTS:

        The Company operates the Education Group, Performance Group and Services Group segments. Corporate and other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Education, Performance and Services Groups. Selected financial information related to these segments is as follows (in thousands):


                                                  Nine Months Ended                    Three Months Ended
                                                    September 30,                        September 30,
                                            ---------------------------           ---------------------------
                                              2000               1999               2000              1999
                                            --------           --------           --------           --------
          Revenues:
             Education Group                $ 34,765           $ 25,177           $ 19,114           $ 12,935
             Performance Group                 8,053              8,381              2,332              2,415
             Services Group                    5,104              4,763              1,749              1,070
             Corporate and Other                 228                136                 24                 20
                                            --------           --------           --------           --------
                Total                       $ 48,150           $ 38,457           $ 23,219           $ 16,440
                                            ========           ========           ========           ========

          Operating Income (Loss):
             Education Group                $ 19,037           $ 13,392           $ 12,182           $  7,533
             Performance Group                 1,565                248                112                 (2)
             Services Group                     (105)                (1)                (4)              (620)
             Corporate and Other              (2,000)            (2,154)              (734)              (776)
                                            --------           --------           --------           --------
                                            $ 18,497           $ 11,485           $ 11,556           $  6,135
                                            ========           ========           ========           ========

5.      1999 RESTRUCTURING PLAN:

        During the fourth quarter of 1999, in connection with management's decision to improve operating efficiencies, outsource the merchandising business and reduce costs, the Company recorded a restructuring charge and write-down of intangible assets totaling $8.1 million. The restructuring plan is anticipated to be completed during the year ended December 31, 2000. The restructuring plan also involved the elimination of approximately 60 positions. The restructuring plan activity from December 31, 1999 through September 30, 2000 is as follows (in thousands):

                                Restructuring                         Restructuring
                                allowance at                          allowance at
                                December 31, 1999       Activity      September 30, 2000
                                ------------------      --------      ------------------
Severance and related
   charges                              $ 566             $(566)             $  --
Consolidation of offices                  272              (207)                65
                                        -----             -----              -----
Total restructuring charges             $ 838             $(773)             $  65
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


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

GROSS PROGRAM RECEIPTS

Gross program receipts increased to $65.8 million in the third quarter of 2000 from $47.6 million in the third quarter of 1999. The $18.2 million increase is the result of increased participant volume within the Education Group traveling in the third quarter of 2000 in comparison to the third quarter of 1999.

NET REVENUE

Net revenue increased to $23.2 million in the third quarter of 2000 from $16.4 million in the third quarter of 1999. This $6.8 million increase is due to the effect of increased participants within the Education Group and continued strong overall gross program margins of 35% during the third quarters of 2000 and 1999.

SELLING AND TOUR PROMOTION EXPENSES

The Company's policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses increased to $6.9 million in the quarter ended September 30, 2000 from $5.8 million in the comparable quarter of 1999. The increase is primarily the result of increased student, sports, and professional marketing within the Education Group, combined with personnel costs to support increased participant volume.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the third quarter of 2000 of $4.7 million are comparable to the third quarter of 1999 of $4.5 million. The Performance Group's general and administrative expenses decreased as a result of the Company's 1999 restructuring. This decrease was offset by increases in the Education Group due to the 1999 acquisition and the assumption of the related general and administrative expenses associated with supporting an increased number of participants.

OTHER INCOME/EXPENSE

Other income in 2000 consisted primarily of interest income generated by cash and short-term investments. As of September 30, 2000, the Company had $116.5 million in cash, cash equivalents and short-term investments, an increase from $100.2 million at December 31, 1999. As a result, the Company realized interest income of $1.4 million in the third quarter of 2000, compared to $0.9 million in the comparable quarter of 1999.

Other income also included $0.9 million of unrealized losses on certain foreign currency contracts during the third quarter of 2000. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase expectations. Certain of these contracts do not qualify for hedge accounting and therefore unrealized gains and losses are recorded in other income/expense.

INCOME TAXES

The Company has recorded an income tax provision of approximately $4.4 million for the third quarter of 2000 in comparison to $2.3 million for the third quarter of 1999. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

GROSS PROGRAM RECEIPTS

Gross program receipts increased to $142.8 million in the nine-month period ended September 30, 2000 from $120.9 million in the same period of 1999. The $21.9 million increase is the result of increased participant volume within the Education Group traveling in the nine-month period ended September 30, 2000 in comparison to the comparable period in 1999. This increase was partially offset by a decrease within the Performance Group as unprofitable merchandising business was outsourced.

NET REVENUE

Net revenue increased to $48.2 million in the nine-month period ended September 30, 2000 from $38.5 million in the same period of 1999. This $9.7 million increase is due to increased participants within the Education Group and strengthened overall gross program margins to 34% during the nine-month period ended September 30, 2000 from 32% during the comparable period in 1999.

SELLING AND TOUR PROMOTION EXPENSES

The Company's policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses increased to $15.7 million in the nine-month period ended September 30, 2000 from $13.6 million in the comparable period in 1999. The increase is primarily the result of increased sales and marketing within the Education Group's student program sales, combined with nine months of sports marketing expenses in 2000 due to the June, 1999 Education Group's acquisition of an international youth sports travel company. This increase was offset by a decrease in the Performance Group due to realized efficiencies as a result of the Company's 1999 restructuring.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $14.0 million in the nine-month period ended September 30, 2000 from $13.4 million during the comparable period in 1999. The Performance Group's general and administrative expenses decreased as a result of the Company's 1999 restructuring. This decrease was offset by increases in the Education and Services Groups due to 1999 acquisitions and the assumption of the related general and administrative expenses associated with supporting an increased number of programs.

OTHER INCOME/EXPENSE

Other income in 2000 consisted primarily of interest income generated by cash and short-term investments. As a result of the Company's $116.5 million in cash, cash equivalents and short-term investments at September 30, 2000, the Company realized interest income of $4.2 million in the nine-month period ended September 30, 2000, compared to $2.9 million in the comparable period of 1999.

Other income also included $1.6 million of unrealized losses on certain foreign currency contracts during 2000. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase expectations. Certain of these contracts do not qualify for hedge accounting and therefore unrealized gains and losses are recorded in other income/expense.

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

INCOME TAXES

The Company has recorded an income tax provision of approximately $7.5 million for the nine-month period ended September 30, 2000 in comparison to $5.0 million for the comparable period in 1999. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

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

Net cash provided by operations for the nine-month period ended September 30, 2000 and 1999 was approximately $19.4 million and $7.7 million, respectively. The increase in operating cash flows from 1999 to 2000 primarily relates to an increased volume of Education Group participants' deposits and collection of accounts receivable.

Net cash provided by investing activities for the nine-month period ended September 30, 2000 was $5.9 million compared to net cash used in investing activities for the comparable period in 1999 of $36.7 million, an increase of $42.6 million. The increase from 1999 to 2000 was primarily due to the proceeds from the sale or maturity of available-for-sale securities. The Company does not have any material capital expenditure commitments for 2000. However, the terms of the Company's acquisitions of certain businesses include contingent consideration. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

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

At September 30, 2000, the Company had approximately $116.5 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $22.7 million. Under the Company's cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of cancellation.

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

The Company accounts for these foreign exchange contracts and options under the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." Therefore, for those derivatives that qualify for hedge accounting treatment, the effective portion of any unrealized gains or losses on foreign exchange contracts are recorded as other comprehensive income or loss and are accumulated as a component of stockholders' equity. Realized gains and losses on these contracts are recorded as a cost of the related travel program when the contracts mature and are utilized. For derivatives that do not meet the criteria to be accounted for as hedges, all unrealized gains and losses are recognized in other income as the derivative instruments are valued at fair value.

IMPLEMENTATION OF 1999 RESTRUCTURING PLAN

During the fourth quarter of 1999, the Company initiated a significant restructuring effort impacting both the Performance and Services Groups. Management anticipates the restructuring plan to be completed during the year 2000. The restructuring plan activity from December 31, 1999 through September 30, 2000 is as follows (in thousands):

                                                                            Restructuring
                                   Restructuring                            allowance at
                                   allowance at                             September 30,
                                   December 31, 1999      Activity          2000
                                   -----------------      --------          -------------
Severance and related
  charges                                $ 566              $(566)              $  --
Consolidation of offices                   272               (207)                 65
                                         -----              -----               -----
Total restructuring charges              $ 838              $(773)              $  65
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

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits: 27 - Financial Data Schedule

        (b)     Reports on Form 8-K:

                No reports on Form 8-K were filed for the three months ended September 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMBASSADORS INTERNATIONAL, INC.


Date: November 14, 2000                   By: /s/Jeffrey D. Thomas
                                          --------------------------------------
                                          Jeffrey D. Thomas,
                                          Chief Financial Officer