Form 10-K405
period 2000-12-31
AMBASSADORS INTERNATIONAL INC
filed 2001-02-28
CIK 946842

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

            For the transition period from __________ to __________.

                         Commission file number: 0-26420

                         AMBASSADORS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                    91-1688605
---------------------------------           ------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)


   Dwight D. Eisenhower Building
       110 S. Ferrall Street
            Spokane, WA                                     99202
----------------------------------------                  ----------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the Nasdaq Stock Market on February 20, 2001, was $176,663,431. The number of shares of the registrant's Common Stock outstanding as of February 20, 2001 was 9,680,188.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS


PART I
        Item 1.       Business                                                      1
        Item 2.       Properties                                                    9
        Item 3.       Legal Proceedings                                            11
        Item 4.       Submission of Matters to a Vote of Security
                      Holders                                                      11


PART II

        Item 5.       Market for the Registrant's Common Equity
                      and Related Stockholder Matters                              12
        Item 6.       Selected Financial Data                                      14
        Item 7.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                          15
        Item 7A.      Quantitative and Qualitative Disclosures About
                      Market Risk                                                  22
        Item 8.       Financial Statements and Supplementary Data                  24
        Item 9.       Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                          24


PART III

        Item 10.      Directors and Executive Officers of the Registrant           25
        Item 11.      Executive Compensation                                       25
        Item 12.      Security Ownership of Certain Beneficial Owners
                      and Management                                               25
        Item 13.      Certain Relationships and Related Transactions               25


PART IV

        Item 14.      Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K                                          26


SIGNATURES                                                                         27

PART I

Item 1.   BUSINESS

OVERVIEW

Ambassadors International, Inc., a Delaware corporation, is a leading educational travel, travel services, and performance improvement company which, through its wholly owned subsidiaries, is engaged primarily in the business of
(i) promoting and organizing international educational travel and sports programs for students, athletes and professionals (the "Education Group"); (ii) developing, marketing and managing meetings and incentive programs for a nationwide roster of corporate clients, utilizing incentive travel, merchandise award programs and corporate meeting management services (the "Performance Group"); and (iii) providing comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows (the "Services Group").

The Education Group is comprised of the Company's wholly-owned subsidiary, Ambassadors Education Group, Inc., a Delaware corporation ("AEG"), and AEG's wholly-owned subsidiaries, Ambassador Programs, Inc., a Delaware corporation ("API"), and Ambassadors Sports Group, Inc., a Delaware corporation ("ASG"). The Performance Group is comprised of the Company's wholly owned subsidiary, Ambassadors Performance Group, Inc., a Delaware corporation ("APG"). The Services Group is comprised of the Company's wholly-owned subsidiary, Ambassadors Services Group, Inc. ("ASGI"). References to the Company herein include Ambassadors International, Inc. and its subsidiaries, unless the context otherwise requires.

The Company was originally incorporated in the State of Washington in 1967 under the name International Ambassador Programs, Inc. to provide international educational travel programs for students and professionals. The Company was reincorporated in the State of Delaware in 1995. The Company's principal executive offices are located at Dwight D. Eisenhower Building, 110 S. Ferrall Street, Spokane, Washington 99202, and its telephone number is (509) 534-6200.

EDUCATION GROUP

The Company's Education Group has been active since the Company was founded in 1967. The Education Group consists of several specialized private-label travel programs, including (i) the "People to People Student Ambassador Programs" ("Student Ambassador Programs"), which provide opportunities for grade school, junior high, and senior high students to visit foreign countries to learn about the politics, economy and culture of such countries, (ii) the "People to People Sports Ambassador Programs" ("Sports Ambassador Programs"), which provide opportunities for junior high and senior high school athletes to participate in domestic and international sports travel programs, and (iii) the "People to People Ambassador Programs" ("Professional Exchange Programs"), which provide foreign travel experiences for professionals, with emphasis on meetings and seminars between participants and persons in similar professions abroad. See "Business-Education Group."

Since 1983, the Company has organized programs for more than 103,800 students, 49,200 adults and 9,150 athletes in more than 35 countries on 5 continents. In 2000, the Company's educational travel programs featured visits to such countries as Australia, China, France, Germany, Great Britain, India, Italy and New Zealand. In 2000, approximately 25,300 participants traveled on the Company's educational programs.

A majority of the Education Group's programs are organized in connection with People to People International ("People to People"), a private, non-profit organization dedicated to the promotion of world peace through cultural exchange. People to People was founded by President Dwight D. Eisenhower in 1956 and was originally administered by the U.S. State Department. Seven Presidents since President Eisenhower have served as Honorary Chairman of People to People. Mary Eisenhower, the Chief Executive Officer of People to People, also continues her grandfather's legacy by serving the organization. Subject to certain exceptions, the Company's agreements with People to People give the Company the exclusive right to develop and conduct programs for kindergarten through college age students using the People to People name and the non-exclusive right to develop and conduct programs for professionals using the People to People name. The Company extended its agreements with People to People through the year 2010 and may further extend the agreements through 2020. The Company believes that its long association with People to People has been a major factor in its ability to provide quality educational student and professional travel programs, and that this relationship provides the Company with greater access to foreign governmental agencies, officials and institutions.

The Company also believes that its association with People to People and the continued efforts of management have provided the foundation for the Company to develop and maintain strong strategic alliances, including but not limited to those with Yosemite National Institutes, U.S. Tennis Association, the Amateur Athletic Union, USA Volleyball, Wrestling, and Swimming, U.S. Soccer, and Babe Ruth Baseball.

The Company intends to grow this segment of the business internally through marketing enhancements and may make selective acquisitions of and joint agreements with travel and travel-related businesses.

PERFORMANCE GROUP

During 1996, the Company commenced operations of its Performance Group through the acquisition of two existing entities. These operations were expanded in 1998 through the acquisition of two additional entities. During 1999, pursuant to a restructuring plan, the Performance Group operations located in Minneapolis, Minnesota were closed, and all finance and accounting functions were consolidated into the Newport Beach, California office. Additionally, the Company outsourced the incentive merchandising component of its incentives business.

The Performance Group develops, markets and manages performance improvement programs for a nationwide roster of clients. The programs offer services in performance improvement programs and business meeting management services. The performance improvement programs utilize debit cards, travel incentives and merchandise awards, designed to achieve a multitude of specific corporate objectives, including but not limited to achieving sales goals, improving productivity, and attracting and retaining qualified employees. The business meeting management services assist clients in planning, coordinating and producing business meetings and conferences. These clients include both small and large businesses including Fortune 1000 companies.

SERVICES GROUP

The Company's Services Group operates its hotel reservation, registration, and other services business for conventions, tradeshows and large specialty events through ASGI. The Services Group commenced operations in 1998 though the acquisition of two existing hotel reservation companies. Through the acquisition of an existing company in 1999, ASGI added pre-registration and on-site registration services to its list of services offered. Also during 1999, pursuant to a restructuring plan, the Services Group operations located in Boston, Massachusetts were consolidated with the operations in Atlanta, Georgia, and the finance and accounting functions were consolidated into the Newport Beach, California office.

The Services Group provides comprehensive hotel reservation, registration, and other services for large event planners. The hotel services include negotiating hotel room blocks, creating sub-blocks and fulfilling thousands of requests for hotel rooms for large city-wide events. Hotel reservation requests are received by mail, fax and over the telephone by the Company's call center staff. In 1999, the Services Group began accepting reservation requests over the Internet and by e-mail and in 2000, reserved over 900,000 hotel room nights. Through recent proprietary technology developments, the Company has become fully capable of utilizing the Internet, allowing it to book hotel reservations over the Internet. This technology also enables clients, attendees, and hotel partners to obtain real-time reports and information over the Internet at any time.

The Services Group registration technology assists planners in pre-registering attendees for multiple show events. The on-site registration technology operates through an efficient distribution network with the capability of registering thousands of attendees in a short period of time and in several different locations. The Services Group also offers attendees and event exhibitors various forms of lead retrieval systems.

BUSINESS

EDUCATION GROUP

Through its Education Group, the Company organizes and promotes educational travel programs for students, adults and athletes, principally using the People to People name. The Company has the exclusive right to develop and conduct programs for kindergarten through college age students using the People to People name. The Company also has the non-exclusive right to develop, market and operate programs for professionals using the People to People name; however, at the present time the Company is the only entity that has been given this right by People to People. These rights have been granted pursuant to agreements with People to People, which expire in

2010 and, at the election of the Company, may be further extended through 2020. The principal offices of the Company's Education Group are located in Spokane, Washington.

The Company also operates certain specialty travel programs for niche markets. The Company has entered into an alliance with Yosemite National Institutes, a non-profit organization with operations in Yosemite National Park, Olympic National Park and Golden Gate National Recreation Area. The agreement with Yosemite National Institutes is exclusive, except that Yosemite National Institutes may conduct its own programs. The Company also has an agreement with the Amateur Athletic Union to provide international travel for its players. In 2000, these programs included travel to Spain and Italy for athletes to play basketball games against the host countries' national teams.

STUDENT AMBASSADOR PROGRAMS. The Company's Student Ambassador Programs provide an opportunity for students in the sixth through twelfth grades to visit one or more foreign countries to learn about the politics, economy and culture of such countries. The Company markets its Student Ambassador Programs through a combination of direct mail and local informational meetings from September through February. Representatives of the Company review candidate applications and conduct informational interviews throughout the country, after which accepted applicants register to participate in the program.

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

Students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities which recognize academic credit include Stanford University, University of California, Los Angeles, and Georgetown University. All students who successfully complete the program are eligible to receive up to 40 Service Learning Credits, which has become a graduation requirement in many curriculums countrywide.

SPORTS AMBASSADOR PROGRAMS. The Company's Sports Ambassador Programs provide an opportunity for athletes to explore the host country's culture and to participate in international tournaments with teams from across the world in 12 different sports. Athletes' ages range from 11 to 19 years. The Company markets its Sports Ambassador Programs through a combination of direct mail and local informational meetings. Interested athletes apply to the program and are interviewed by representatives of the Company. After which, the athlete's registration may be accepted for the program.

Participants in the Sports Ambassador Programs depart during the summer months and travel for 9 to 14 days. Teams are formed based on gender and age. Many teams are comprised of athletes from different states. During a 3 to 4-day training camp, all athletes participate in an individual skill assessment, after which rosters are formed to ensure balanced and competitive teams. After the formation of rosters, the balance of the training camp focuses on team practice and fundamentals, in preparation for the ensuing tournament competition. In each tournament, the Company contracts with overseas tournament organizers to provide day-to-day oversight of the programs. Additionally, athletes are exposed to international culture through Company-arranged educational excursions.

Athletes in grades 6 through 12 who complete certain written assignments and projects can receive high school and university credit for their participation in the program. All athletes who successfully complete the program are eligible to receive up to 40 Service Learning Credits, which has become a graduation requirement in many curriculums countrywide.

PROFESSIONAL EXCHANGE PROGRAMS. The Company's Professional Exchange Programs provide professionals with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens who have similar backgrounds, interests or professions. The Company markets its Professional Exchange Programs through a direct mail marketing effort throughout the year. Programs originate from the Company's internal marketing and research staff, who identify potential delegation topics and leaders. Professional programs have been conducted in such areas as agriculture, economics, education, medicine and science.

The Company believes that its Professional Exchange Programs provide participants with enriching experiences and deeper understandings of foreign cultures and peoples than visits arranged independently or through travel agencies. The Professional Exchange Programs operate year-round and are generally designed to provide a specialized professional educational experience. Professional Exchange Programs travel 10 to 14 days. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working trips, with a significant amount of the participant's time involved in organized meetings, seminars and round-table discussions with their foreign counterparts, inspection visits to major foreign facilities and institutions and informal gatherings with foreign counterparts. Each program is led by a delegation leader chosen by the Company based upon his or her recognition in the field and expertise regarding the special focus of the particular program.

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

In offering performance improvement programs and business meeting management services, the Performance Group follows a strategy aimed at developing and implementing programs tailored to each client's objectives. In the event of performance planning, the Company's employees first meet with the existing or potential clients to determine their business objectives and their performance enhancement opportunities. Once a client agrees to pursue a program, the Company works with the client to determine the scope of the program by identifying concepts and parameters to meet the objectives of the incentive program. Program rules are then developed that specifically address the campaign participants, frequently key wholesalers or dealers involved in the client's distribution channel. These programs are designed to incrementally increase revenues and profits for the client. The Company's employees develop and customize services for the client that fall within the identified parameters.

Performance Group employees participate in various aspects of a client's program development. The staff of creative writers and graphic designers generally delivers promotional campaigns and materials that are complete from concept through production, including design, printing, collating, labeling and mailing. The Company has developed computerized monitoring systems and provides each client with comprehensive tracking reports generated by internally-designed software programs which monitor the program results and enable the client to know the status of each participant at any time. The incentive program winners are then determined and notified. Based on the program requirements, awards can be in the form of merchandise, travel, cash, recognition or any combination thereof. The Company then fulfills the award through a program coordinator that finalizes each aspect of the client's event and delivers the awards directly to the client's award winners.


SERVICES GROUP

Through the Services Group, the Company provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. The contracts for these services generally cover an annual meeting or event and may be for a term of one to several years. Pursuant to these agreements, the Company provides a wide range of services associated with booking hotel space and guest registration, including securing sufficient and appropriate hotel room inventories, coordinating blocking and booking of all hotel rooms, monitoring the status and volume of reservations, accepting individual and group reservations, mailing reservation confirmations and providing an on-site housing services desk at a meeting site to coordinate attendees' housing needs. The principal offices of the Services Group are located in Newport Beach, California.

SPECIALTY GROUP

Through Ambassadors Specialty Group, Inc., a Delaware Corporation, (the "Specialty Group"), a wholly-owned subsidiary of the Company, the Company promotes and organizes high-end golf and golf-related tours and programs, both within the United States and internationally. These programs are offered both as land programs at private country clubs and as part of certain cruise line itineraries. The principal offices of the Specialty Group are located in Newport Beach, California.

Through the Specialty Group, the Company has a minority investment in Grand Prix Tours, Inc. ("GPT"), which organizes and operates over 40 programs annually to motor racing events in the United States and internationally. GPT is the largest such travel company in the United States.

The Specialty Group also has a minority interest in Scheduled Airlines Traffic Offices, Inc. ("SatoTravel"). SatoTravel is a travel management firm handling travel management services primarily to the U.S. military and U.S. government, with the remainder to major U.S. corporations. The Company participates in a Management Agreement (the "Management Agreement") with SATO Travel Holding Co., Inc., the parent corporation of SatoTravel, to provide general financial and management consulting services. In consideration for providing these services, the Company is paid a management fee and will be reimbursed for reasonable expenses incurred in connection with the rendering of services under the Management Agreement. The term of the Management Agreement is five years, subject to earlier termination under certain circumstances.

The Specialty Group also had a minority interest in GetThere.com, a company engaged in the travel business via the Internet. During 2000, the Company sold its investment in GetThere.com and recognized a gain on the investment approximating $7.9 million.


BUSINESS STRATEGY

The Company believes that high quality programs and exceptional customer service are and will remain key elements of the Company's success. The Company's strategy is to maintain its quality standards while increasing its volume of business. To increase its business, the Company intends to (i) expand the marketing and tour volume of its existing student, sports, and professional travel programs, (ii) introduce new student and sport travel programs and strategic alliances, (iii) specialize its professional travel programs in concentrated areas of expertise, (iv) expand the scope of services through enhanced technology and increase the market penetration of the Performance and Services Groups, and (v) pursue selective acquisitions of travel and performance improvement businesses.

COMPETITION

The travel industry in general, and the educational segment of the travel industry in particular, is highly competitive. The Company's student programs compete with similar educational travel programs operated by other individuals and organizations, as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents. The Company's sports programs compete with independent organizations, which organize and travel already intact teams for international competition. The Company's professional programs compete with independent professional associations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that design travel programs for adults.

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


SERVICEMARKS

The Company has registered a variety of service and trademarks, including the Education Group's names "High School Student Ambassador Program," "Citizen Ambassador Program" and "Youth Summit." In addition, the Company has the right, subject to certain exceptions, to use People to People's name, service mark and logo for use in marketing student, athletic, and professional programs. The Company also owns the exclusive right to the names "American People Ambassador

Programs" and "Missions in Understanding." In the Services Group, the Company has trademarked its service technology, "TESS". The Company believes that the strength of its service and trademarks is valuable to its business and intends to continue to protect and promote its marks as appropriate. However, the Company believes that its business is not dependent upon any trademark or service mark.


INSURANCE

The Company maintains insurance coverage in amounts adequate for its business, including a $5 million professional and general liability policy and a $20 million umbrella policy. The Company also maintains employment practices liability coverage totaling $3 million and a property coverage policy ranging from $3 to $5 million, depending on the type of property covered. The Company has not experienced difficulty in obtaining adequate insurance coverage. There is no assurance that the insurance maintained by the Company will be adequate in the event of a claim, or that such insurance will continue to be available in the future.


EMPLOYEES

On January 31, 2001, the Company employed 393 employees, of which 344 were full-time employees. Of the Company's full-time employees, 172 are located in Spokane, Washington; 85 are located in Newport Beach, California; 51 are located in Atlanta, Georgia; 17 are located in Novato, California; 4 are located in Alexandria, Virginia; 5 are located in St. Louis, Missouri; 2 are located in Winnebago, Illinois; and 8 are located in individual offices throughout the United States. The Company has 99 full-time employees engaged in marketing and sales and 245 full-time employees in operations, administration and finance. The Company also employs temporary labor on a seasonal basis to assist it with its direct marketing efforts in recognition of the fact that the Company's travel programs are seasonal in nature. None of the Company's employees is subject to collective bargaining agreements or is represented by a union. The Company believes that its labor relations are good.


Item 2.   PROPERTIES

The principal executive offices of the Company, consisting of approximately 45,000 square feet, are located in Spokane, Washington and are occupied pursuant to a lease dated January 3, 1995 that expires December 31, 2004. The lease currently provides for monthly rental payments of approximately $37,000. The Company may cancel the lease without penalty (upon one year's prior notice) and also may extend the term of the lease for an additional ten year period upon providing written notice to the Lessor of its intention to exercise such option at least six months prior to the end of the initial term in 2004. If the Company elects to exercise the extension option, the monthly rental during the renewal period will be the fair market rental value of the leased premises as of the date the option is exercised (as determined based on market rentals of similar properties in the Spokane, Washington area). The owner of the premises is a partnership consisting of two former principals of the Company, who subsequently sold their interest in the Company in January 1995.

The Company occupies offices totaling approximately 27,000 square feet in Newport Beach, California, pursuant to a lease dated June 15, 1998 which expires in 2005. The lease currently provides for monthly rental payments of approximately $31,000. The Company subleases approximately 4,800 square feet to two sublessee's for $5,600 per month.

The Company occupies offices totaling approximately 18,100 square feet in Atlanta, Georgia. The lease currently provides for monthly rental payments of approximately $22,550 per month and the lease expires in 2002.

The Company occupies office space totaling approximately 10,850 square feet in Spokane, Washington, pursuant to a lease dated October 2, 2000, which expires in 2004. The lease may be extended an additional 5 years with 120 days advance notice to the landlord. Current monthly rent approximates $4,100 per month, with increases specified in the lease. If the lease option to extend is chosen, the lease payments will increase pursuant to the lease terms.

The Company occupies office space totaling 2,400 square feet in Novato, California pursuant to a lease dated September 1, 1998, which expires in 2003. The lease currently provides for monthly rental payments approximating $5,600 and will increase in subsequent years based on the local consumer price index.

The Company occupies storage space totaling approximately 2,100 square feet in Smyrna, Georgia, with current monthly rental payments of approximately $3,000. This lease expires in May of 2003.

The Company occupies office space totaling approximately 1,800 square feet in Alexandria, Virginia, with current monthly rental payments of approximately $2,300. This lease expires in November of 2001.

The Company also leases approximately 900 square feet of office space in Winnebago, Illinois for a monthly rental of approximately $600 pursuant to a lease that expires in August 2002.

The Company leases, but no longer occupies, office space totaling approximately 3,150 square feet in Westlake Village, California with monthly rental payments of $4,540. This lease expired in January 2001. The Company subleased this location and the monthly sublease rental payment was $4,250 per month. This sublease expired concurrently with the master lease in January 2001.

The Company leases, but no longer occupies, office space totaling approximately 15,900 square feet in Watertown, Massachusetts with current monthly rental payments of $15,700. This lease expires in 2002. The Company has subleased this location effective January 31, 2000. The monthly sublease rental payment is $29,150 per month and expires concurrently with the master lease during 2002.

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND OTHER INFORMATION

The Company's common stock has been traded on the Nasdaq National Market under the symbol "AMIE" since August 3, 1995. Prior to such date, there was no public trading market for the Company's equity securities. As of February 20, 2001, there were approximately 46 holders of record of the Company's Common Stock. This number does not include beneficial owners holding shares through nominee or street name.

The following table sets forth the high and low sale prices of a share of the Company's Common Stock as reported on the Nasdaq National Market for the periods indicated:

                                                    High     Low
                                                   ------   ------
1999:
        Quarter ended March 31, 1999               $16.63   $11.81
        Quarter ended June 30, 1999                $15.50   $13.63
        Quarter ended September 30, 1999           $14.88   $12.50
        Quarter ended December 31, 1999            $13.69   $ 9.88
2000:
        Quarter ended March 31, 2000               $13.00   $10.13
        Quarter ended June 30, 2000                $16.50   $12.25
        Quarter ended September 30, 2000           $19.13   $14.13
        Quarter ended December 31, 2000            $19.13   $16.25


DIVIDEND POLICY

Historically, the Company has not paid any dividends. However, as a result of the Company's gain from the sale of an investment, the Board of Directors, on February 12, 2001, declared a one-time special cash dividend of $0.53 per share on the Company's Common Stock, payable to shareowners of record on February 28, 2001. This dividend returns to the shareowners the per share gain recorded by the Company from the sale of its investment in GetThere.com.

The Company intends to continue to retain its earnings for use in the operation and expansion of its business and, therefore, does not anticipate declaring any cash dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors, in its discretion, deems relevant.

TRANSFER AGENT AND REGISTRAR

ChaseMellon Shareholder Services of Los Angeles, California serves as transfer agent and registrar of the Company's Common Stock.


CHANGES IN SECURITIES

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company's common stock up to an approved amount in the open market or through private transactions. This repurchase program is ongoing and as of the end of 2000, the Company has repurchased 615,500 shares.

In May and December 2000, the Company authorized stock grants totaling 110,000 shares of the Company's common stock to five of the Company's officers and directors. The stock grants are pursuant to the Company's Amended and Restated 1995 Equity Participation Plan. The stock grants are restricted and will fully vest either in May 2003 or in December 2004, provided that the grantees are employees, officers, or directors of the Company at the time of vesting. The securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6.   SELECTED FINANCIAL DATA

Selected financial data as of and for the year ended:

                                                                           DECEMBER 31,
                                  ------------------------------------------------------------------------------------------------
                                   2000(A)       2000          1999(B)         1999            1998           1997         1996
                                  ---------    ---------      ---------      ---------       ---------      ---------    ---------
                                  Pro forma                   Pro forma

STATEMENT OF INCOME DATA(C):                                  (dollars in thousands, except per share)
data)

Operating revenues                $  58,733    $  58,733      $  43,988      $  43,988       $  40,147      $  26,541    $  18,843

Operating expenses:

  Selling and tour promotion         23,205       23,205         18,624         18,624          15,555          9,826        8,420

  General and administrative         20,660       20,660         19,243         19,243          15,577          8,210        5,770

  Restructuring and
    write-down of intangible
    assets                               --           --             --          8,107              --             --           --

Operating income (loss)              14,868       14,868          6,121         (1,986)          9,015          8,505        4,653

Net income                           12,685       17,726          7,428          1,839           8,362          5,637        3,947

Net income per share --
  basic                           $    1.33    $    1.86      $    0.76      $    0.19       $    0.93      $    0.83    $    0.60

Net income per share --
  diluted                         $    1.31    $    1.83      $    0.76      $    0.19       $    0.92      $    0.82    $    0.59


BALANCE SHEET DATA(D):

Cash and cash equivalents         $  38,071    $  38,071      $  18,461      $  18,461       $  55,290      $  22,871    $  18,281

Total assets                        168,390      168,390        142,763        142,763         127,732         34,449       27,269

Long-term debt                          200          200            400            400             145            329           --

Total stockholders' equity          121,871      121,871        108,269        108,269         107,049         22,556       16,783


SELECTED OPERATING DATA:

Gross program receipts
  (rounded to nearest
  thousand)                       $ 172,000    $ 172,000      $ 139,000      $ 139,000       $ 116,000      $  80,000    $  57,000


(A) The pro forma results of operations reflect the Company's operations excluding a one-time realized gain on an investment.

(B) The pro forma results of operations reflect the Company's operations excluding restructuring charges.

(C)     In early 1996, the Company commenced operations of its Performance
        Group through the acquisition of an entity engaged in this business. In December 1996 and September 1997, the Company continued the expansion of its Performance Group through two additional acquisitions. In 1998, additional acquisitions are included in the statement of income as of February, April, May, and July commencing operations of the Services Group and enhancing the Performance Group. Acquisitions added to the Company's statement of income within the Education Group in June 1999 and within the Services Group in September 1999. All of these acquisitions are included in the Company's statement of income since their respective dates of acquisition.

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

General

The Company is engaged primarily in (i) promoting and organizing international educational travel programs for students, athletes, and professionals, (ii) developing, marketing and managing meetings and incentive programs, and (iii) providing comprehensive hotel reservation, registration, and travel services for meetings, conventions, expositions, and trade shows.

Since its initial public offering in August 1995, the Company has expanded its operations primarily through internal growth and a series of acquisitions of businesses within the travel and performance improvement industries. Prior to 1996, the Company's business was conducted through its Education Group. The Education Group was expanded in February 1996 by the acquisition of certain assets of Marc L. Bright and Associates and in June 1999 by the acquisition of certain assets of Travel Dynamics, Inc. In January 1996, the Company completed the acquisition of The Helin Organization and commenced operations of the Performance Group. In December 1996, the Company acquired Bitterman & Associates, Inc.; in September 1997, the Company acquired certain of the assets of Debol & Associates; in February 1998, the Company acquired the stock of Travel Incentives, Inc.; and in May 1998, the Company acquired the stock of Incentive Associates, Inc., the cumulative effect of which was to further expand the Company's Performance Group. The Services Group was commenced in February 1998 with the purchase of certain of the assets of Rogal America, Co., and expanded with the acquisitions in July 1998 of the assets of Destination, Inc., and in September 1999 of the stock of Advanced Registration Systems, Inc. In May 1998, the Company acquired the assets of I.G.S. Travel Corporation, which commenced the operations of the Specialty Group. All of these acquisitions were accounted for under the purchase method of accounting. Therefore, the results of operations of the acquired businesses are included in the Company's results of operations since their respective dates of acquisition.

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

The Company's businesses are seasonal. The majority of the Company's travel programs occur in June through August and October of each year. The Company has historically earned three-quarters of its annual revenues in the second and third quarters, which has more than offset operating losses incurred during the rest of the year. The Company anticipates that this trend will continue for the foreseeable future. The Company's annual results would be adversely affected if the Company's revenues were to be substantially below seasonal norms during these periods. The Company's operating results may fluctuate as a result of many factors, including the mix of Education, Performance, and Services Group programs and services, the mix of programs and program destinations offered by the Company and its competitors, the introduction and acceptance of new programs and program enhancements by the Company and its competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international conflicts, timing of and costs relating to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel.

The substantial majority of the Education Group's programs take place outside the United States and most foreign suppliers require payment in local currency rather than U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. To manage these risks, the Company enters into forward foreign exchange contracts and forward contracts with synthetic options.

These foreign exchange contracts are entered into to support normal anticipated recurring purchases, and accordingly, are not entered into for speculative purposes. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk."

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to consolidated revenues.

                                             YEAR ENDED DECEMBER 31,
                                        --------------------------------

                                          2000        1999         1998
                                        -------     -------      -------
Revenue                                   100.0%      100.0%       100.0%
Operating expenses:
      Selling and tour promotion           39.5%       42.3%        38.7%
      General and administrative           35.2%       43.8%        38.8%
      Restructuring and write down
         of intangible assets                          18.4%
                                        -------     -------      -------
Total operating expenses                   74.7%      104.5%        77.5%
                                        -------     -------      -------
Operating income (loss)                    25.3%       (4.5)%       22.4%
                                        -------     -------      -------
Other income                               21.1%       11.1%         8.8%
Income before income taxes                 46.4%        6.6%        31.2%
Income tax provision                       16.2%        2.4%        10.7%
                                        -------     -------      -------
Net income                                 30.2%        4.2%        20.8%
                                        =======     =======      =======


COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

The Company's gross program receipts increased $32.4 million to $171.7 million in 2000, from $139.3 million in 1999, as a direct result of a 48% increase of Education Group participants. The Education Group traveled over 25,300 participants during 2000. The increase was complemented with increases of registration revenues within the Services Group and decreases within the Performance Group.

Net revenue increased 34% to $58.7 million from $44.0 million in 1999. Gross margins (revenue as a percentage of gross program receipts) increased to 34% during 2000 from 32% during 1999. This net increase resulted from continuing strong Performance and Education Group margins combined with higher volumes within the Education Group.

Selling and tour promotion expenses increased to $23.2 million during 2000 from $18.6 million in 1999, an increase of $4.6 million. The majority of this increase is attributable to increased professional program marketing expenses, supporting additional professional participant volume, combined with a full year of sports selling and marketing expenses during 2000 from the Education Group's June 1999 acquisition. These increases were partially offset by improved financial measurement and expense control programs that enabled the Performance and Services Groups to decrease their selling and tour promotion expenses.

General and administrative expenses increased during 2000 to $20.7 million from $19.2 million in 1999, an increase of $1.5 million. This increase is primarily the result of a full year of sports administrative expenses during 2000 from the Education Group's June 1999 acquisition and increased administrative expenses to support increased participant volume. These increases were offset by decreases within the Performance Group as a result of the Company's restructuring during 1999.

During 1999, the Company initiated a significant restructuring effort within the Performance and Services Groups and incurred non-recurring restructuring and write-down charges of intangible assets in the amount of $8.1 million. The Company funded all restructuring charges from operations (see Note 15 to the Consolidated Financial Statements).

The Company's operating income during 2000 increased to $14.9 million from $6.1 million in 1999, excluding the restructuring and write down charges totaling $8.1 million during 1999. Including the restructuring and write-down charges during 1999, operating income in 2000 increased to $14.9 million from an operating loss of $2.0 million in 1999.

Other income in 2000 totaled $12.4 million in comparison to $4.9 million during 1999. Other income during 2000 consisted primarily of $5.7 million in interest income generated by cash, cash equivalents, and short-term investments, a $7.9 million gain on the sale of an investment, and $1.6 million in unrealized foreign exchange losses on forward foreign exchange contracts and options. In 1999, the Company realized interest and dividend income of $3.8 million and $0.9 million in management fees from an investment, of which a portion is non-recurring in nature. On December 31, 2000, the Company had $125.3 million in cash, cash equivalents and short-term investments, compared to $100.2 million on December 31, 1999.

The Company's effective income tax rate decreased to 35% during 2000 from 36% during 1999. This decrease is a combination of the tax effect of the 1999 restructuring plan, combined with the effect of changes in the tax rate due to the Company's cash management and investment strategies. These strategies resulted in a significant amount of tax-exempt interest income. The Company recorded an income tax provision of $9.5 million in 2000 compared to $1.0 million in 1999.

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

During the fourth quarter of 1999, the Company initiated and completed a significant restructuring effort, impacting both the Performance and Services Groups. As a result, the Company incurred restructuring and write-down of intangible assets and property and equipment and the consolidation of offices as follows (in thousands):


                                          RESTRUCTURING              RESERVE
                                               AND                  BALANCE AT
                                 CASH/      IMPAIRMENT              DECEMBER 31,
                                NON-CASH      CHARGE     ACTIVITY      1999
                                --------      ------     --------     ------
Write-down of intangible
      assets                    Non-cash      $6,838      $6,838        $ --
Severance and related
    charges                       Cash           700         134         566
Consolidation of offices          Cash           299          27         272
Write-down of property and
  equipment                     Non-cash         270         270          --
                                              ------      ------        ----
Total restructuring charges                   $8,107      $7,269        $838
                                              ======      ======        ====

Cash spent on the restructuring has been funded from operations. During 2000, the Company funded the remaining reserve.

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

Net cash provided by operations for the years ended December 31, 2000, 1999, and 1998 was $29.4 million, $14.4 million, and $8.8 million, respectively. The increases in cash flow from operations in 2000 versus 1999 and in 1999 versus 1998 are primarily due to enhanced collections of participant deposits and timing of accounts payable and accrued expense payments.

Net cash used in investing activities for the years ended December 31, 2000, 1999, and 1998 was $9.4 million, $44.3 million, and $46.7 million respectively. The investing activities during 2000 primarily related to investing in available-for-sale securities. The net cash used in investing activities in 1999 primarily related to investing in available-for-sale securities as well as $7.9 million spent on acquisitions and other investments. The net cash used in investing activities increased in 1998 primarily due to investing the proceeds from the Company's secondary offering, as well as $6.8 million spent on acquisitions.

The Company does not have any material capital expenditure commitments for 2001. However, as of February 2001, the Company declared a cash dividend, which will use approximately $5.1 million of the Company's cash. The terms of the Company's acquisitions of certain businesses also include contingent consideration. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

As of December 31, 2000, 1999, and 1998, the Company had $0.4 million, $0.7 million, and $0.3 million, respectively, in long-term debt as a result of acquisitions during 1999 and 1997.

Net cash used in financing activities during 2000 totaling $0.4 million primarily relates to payments during the year on the Company's debt obligation. Net cash used in financing activities during 1999 totaling $6.9 million primarily relates to the purchase and retirement of common stock totaling $7.3 million. Net cash provided by financing activities during 1998 was $70.3 million as a result of the Company's secondary offering of the Company's Common Stock during April 1998. The Company has a credit facility available with Bank of America, with a current limit of up to $50.0 million for foreign currency purchases and foreign exchange forward contracts. This credit facility is renewable annually and the Company expects it to be renewed prior to July 2001.

As of December 31, 2000, the Company had approximately $125.3 million of cash and cash equivalents and available-for-sale securities, including program participant funds of $35.4 million. Under the Company's cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the timing of cancellation. Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures and acquisitions at least through 2001.

MARKET RISK

The following table summarizes the financial instruments other than derivative financial instruments held by the Company at December 31, 2000 and 1999, which are sensitive to changes in interest rates. This table presents principal cash flows for available-for-sale securities and notes payable outstanding at December 31, 2000 and 1999 by contractual maturity date and the related average interest rate and fair value (amounts in thousands):



                                  Year Ending December 31,            December 31, 2000           December 31, 1999
                            ----------------------------------       --------------------       ---------------------
                                                        After                       Fair                        Fair
                              2001          2002         2005         Total        Value         Total         Value
                            -------       -------       ------       -------       ------       -------       -------
U.S. government and
    agency obligations      $67,949       $11,569       $7,722       $87,240       $87,240      $72,420       $72,420

Interest rate                   5.9%          5.5%         6.2%          5.9%           --          4.0%           --

Notes payable               $   200       $   200           --       $   400       $   400      $   746       $   746

Interest rate (fixed)           4.0%          4.0%          --           4.0%           --          4.5%           --


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

The Company is exposed to credit risk under the foreign currency contracts and options to the extent that the counterparty is unable to perform under the agreement. The fair value of foreign currency exchange contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year-end.

The table below provides information about the Company's derivative financial instruments that are sensitive to foreign currency exchange rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates. All contracts mature in 2001 and 2002. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. None of these contracts is entered into for trading purposes.

At December 31, 2000 and 1999, the Company had outstanding forward contracts as follows (amounts in thousands):


                                                      U.S. Dollar               U.S. Dollar Average
December 31, 2000                                   Contract Amount          Contractual Exchange Rate
-----------------                                   ---------------         --------------------------
Forward contracts:
(pay $U.S./ receive foreign currency):
        Australian dollar                           $        12,400             $           0.55
        New Zealand dollar                                    4,000                         0.48
        Euro dollar                                           3,460                         0.89
        British pound                                         1,250                         1.49
                                                    ---------------
                                                    $        21,110
                                                    ===============

Forward contracts with synthetic option
(Pay $U.S./receive foreign currency):
        Euro dollar                                           9,660             $           0.97
        British Pound                                         6,250                         1.59
        Australian dollar                                     6,000                         0.64
        New Zealand dollar                                    3,750                         0.43
                                                    ---------------
                                                    $        25,660
                                                    ===============


                                                      U.S. Dollar               U.S. Dollar Average
December 31, 1999                                   Contract Amount          Contractual Exchange Rate
-----------------                                   ---------------         --------------------------
Forward contracts
(pay $U.S./ receive foreign currency):
        Australian dollar                           $         2,054             $           0.75
        British pound                                         6,997                         1.59
                                                    ---------------
                                                    $         9,051
                                                    ===============

Forward contracts with synthetic option
(Pay $U.S./receive foreign currency):
        Danish Krone                                $         2,278             $           0.14
        Euro dollar                                           6,945                         0.93
        British Pound                                         7,304                         1.66
        New Zealand dollar                                    2,859                         0.55
        Australian dollar                                     2,145                         0.66
                                                    ---------------
                                                    $        21,531
                                                    ===============


At December 31, 2000 and 1999, the Company had unrealized foreign currency losses associated with these financial instruments of approximately $0.9 million and $0.4 million, respectively.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2000, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 11, 2001.

Item 11.   EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2000, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 11, 2001.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the fiscal year ended December 31, 2000, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 11, 2001.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     List of documents filed as part of Report


(1) FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

               Report of Independent Accountants                                       F-1
               Consolidated Balance Sheets at December 31,
                      2000 and 1999                                                    F-2
               Consolidated Statements of Income for the years
                      ended December 31, 2000, 1999, and  1998                         F-3
               Consolidated Statements of Comprehensive
                      Income for the years ended
                      December 31, 2000, 1999, and 1998                                F-4
               Consolidated Statements of Changes in Stockholders'
                      Equity for the years ended December 31, 2000,
                      1999 and 1998                                                    F-5
               Consolidated Statements of Cash Flows for the
                      years ended December 31, 2000, 1999, and 1998                    F-6
               Notes to Consolidated Financial Statements                              F-7--F-24

        (2)    FINANCIAL STATEMENT SCHEDULES INCLUDED IN ITEM 8:

               No financial statement schedules are presented as the required information is either not applicable or included in the Consolidated Financial Statements or notes thereto.

        (3)    EXHIBITS

               The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMBASSADORS INTERNATIONAL, INC.
                                    (Registrant)

Date: February 28, 2001             By: /s/ Jeffrey D. Thomas
                                    ---------------------------------------
                                    Jeffrey D. Thomas,
                                    Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                 Title                                Date
-------------------------       -----------------------------            -----------------

/s/ John A. Ueberroth                  President and
-------------------------         Chief Executive Officer                February 28, 2001
John A. Ueberroth               (Principal Executive Officer)

/s/ Peter V. Ueberroth              Chairman of the Board                February 28, 2001
-------------------------               of Directors
Peter V. Ueberroth


/s/ Jeffrey D. Thomas              Chief Financial Officer               February 28, 2001
-------------------------         (Principal Financial and
Jeffrey D. Thomas                    Accounting Officer)


/s/ James L. Easton                       Director                       February 28, 2001
-------------------------
James L. Easton


/s/ Rafer L. Johnson                      Director                       February 28, 2001
-------------------------
Rafer L. Johnson


/s/ John C. Spence                        Director                       February 28, 2001
-------------------------
John C. Spence


/s/ Richard D. C. Whilden                 Director                       February 28, 2001
-------------------------
Richard D.C. Whilden

INDEX TO EXHIBITS

2.1            Form of Reincorporation Agreement (l)
2.2            Rescission Agreement (l)
2.3            Stock Purchase Agreement (l)
2.4            Redemption Agreement (l)
3.1            Certificate of Incorporation of Ambassadors International, Inc.
               (1)
3.2            By-Laws of Ambassadors International, Inc. (l)
4.1            Specimen Stock Certificate (l)
10.1           People to People Contract - Student Ambassador Program (l)
10.2           People to People Contract - Citizen Ambassador Program (l)
10.3           Form of Equity Participation Plan of Ambassadors International,
               Inc. (1)
10.4 Form of Registration Rights Agreement among the Company, John and Peter Ueberroth, and certain other stockholders (l)
10.5           Form of Indemnification Agreement for officers and directors (1)
10.6 Commercial Lease dated December 21, 1992 between Portolese and Sample Investments and International Ambassador Programs, Inc.
               (1)
10.7 First Amendment to Commercial Lease dated January 3, 1995 between Portolese and Sample Investments and International Ambassador Programs, Inc. (l)
10.8           Form of Employment Agreement with Executive Officers (l)
10.9 Form of Note between the Company and the Ueberroths relating to the Distribution (l)
10.10 General Contract between People to People and M.L. Bright Associates dated July 1, 1995 and Assignment documents to the Company dated February 6, 1996 (2)

10.11 Agreement and Plan of Merger, effective as of December 11, 1996 by and among Ambassadors International, Inc., a Delaware corporation, Ambassadors Performance Improvement, Inc., a Delaware corporation and wholly owned subsidiary of Ambassadors, Bitterman & Associates, Inc., a Minnesota corporation, and Michael H. Bitterman (3)
10.12 Asset Purchase Agreement dated as of February 5, 1998 by and among the company, Ambassador Performance Group, Inc., Rogal America, Co. and Andrew Rogal (4)
10.13 Lease dated December 20, 1996 between Rogal America, Inc. and Ark-Les Corp. (5)
10.14          Industrial Lease dated 19- between the Company and the Irvine
               Company (5)
10.15 The Amended and Restated 1995 Equity Participation Plan of Ambassadors International, Inc. (6)
10.16 The Atlanta Merchandise Mart Lease Agreement dated April 17, 1998 by and between AMC, Inc. and Destination, Inc. (6)
10.17 Agreement and Plan of Merger, dated May 22, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Incentive Associates, Inc., Wayne Wright and Russ Medevic
               (7)
10.18 Asset Purchase Agreement, dated July 17, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Destination, Inc. and Gregory S. Cunningham(8)
10.19 Lease dated July 24, 1998 by and between the Joseph Pell and Eda Pell Revocable Trust dated August 19, 1989 and Ambassador Performance Group, Inc.(9)

10.20 The Amended and Restated 1995 Equity Participation Plan of Ambassador International, Inc., as amended by the Company's Shareholders at the 1999 Annual Meeting of Shareholders held on May 14, 1999.(10)
10.21 Amendment to General Contracts dated January 22, 2000 by and among People to People International, Ambassadors International Inc., and Ambassadors Programs, Inc.(11)
21.1           Subsidiaries of Ambassadors International, Inc.(12)
23.1           Consent of PricewaterhouseCoopers LLP(12)


        (1) Filed as an exhibit of the same number to the Company's Registration Statement on Form S-1 (Registration No. 33-93586), and incorporated herein by reference.
        (2) Filed as an exhibit of the same number to the Company's Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.
        (3) Filed as Exhibit 2.5 to a Current Report on Form 8-K dated January 3, 1997, and incorporated herein by reference.
        (4) Filed as Exhibit 2.6 to a Current Report Form 8-K dated February 12, 1998 (as amended on Form 8-K/A dated April 2, 1998), and incorporated herein by reference.
        (5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
        (6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998, and incorporated herein by reference.
        (7) Filed as Exhibit 2.5 to a Current Report on Form 8-K, which was filed on June 5, 1998, and incorporated herein by reference.
        (8) Filed as Exhibit 2.6 to a Current Report on Form 8-K, which was filed on August 3, 1998, and incorporated herein by reference.
        (9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.
        (10) Filed as Exhibit 4.1 to the Company's Registration statement on Form S-8 (Registration No. 333-81023) and incorporated herein by this reference.
        (11) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.
        (12)   Filed herewith.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Ambassadors International, Inc.
Spokane, Washington


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ambassadors International, Inc. and its subsidiaries (the Company) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Company changed its method of accounting for derivative instruments on July 1, 1998.


                                        /s/    PricewaterhouseCoopers LLP


Spokane, Washington
February 2, 2001

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                         2000            1999
ASSETS:
   Current assets:
          Cash and cash equivalents                                   $  38,071       $  18,461
          Restricted cash equivalents                                       112             112
          Available-for-sale securities                                  87,240          81,743
          Accounts receivable                                             4,146           4,897
          Prepaid program costs and expenses                              6,839           5,868
          Deferred income taxes                                             355              --
                                                                      ---------       ---------
            Total current assets                                        136,763         111,081

   Property and equipment, net                                            4,604           4,613
   Other investments                                                      3,406           2,936
   Goodwill and covenants not-to-compete, net of $3,035
          and $1,947 of accumulated amortization                         22,722          22,875
   Deferred income taxes                                                    788           1,120
   Other assets                                                             107             138
                                                                      ---------       ---------

            Total assets                                              $ 168,390       $ 142,763
                                                                      =========       =========

LIABILITIES:
   Current liabilities:
          Accounts payable                                            $   4,344       $   3,941
          Accrued expenses                                                5,489           3,215
          Participants' deposits                                         35,358          22,748
          Notes payable, current portion                                    200             346
          Foreign currency exchange contracts                               928             369
          Deferred income taxes                                              --           3,475
                                                                      ---------       ---------
            Total current liabilities                                    46,319          34,094

   Notes payable, due after one year                                        200             400
                                                                      ---------       ---------
            Total liabilities                                            46,519          34,494
                                                                      ---------       ---------

Commitments and contingencies (Notes 2, 7, and 11)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 2,000,000 shares authorized;
          none issued and outstanding                                        --              --
   Common stock, $.01 par value; authorized, 20,000,000 shares;
          issued and outstanding, 9,676,324 and 9,496,903 shares             97              95
   Additional paid-in capital                                            86,055          83,771
   Retained earnings                                                     36,654          18,928
   Unearned compensation                                                 (1,336)             --
   Accumulated other comprehensive income                                   401           5,475
                                                                      ---------       ---------
            Total stockholders' equity                                  121,871         108,269
                                                                      ---------       ---------

            Total liabilities and stockholders' equity                $ 168,390       $ 142,763
                                                                      =========       =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------
                                                                             F-2

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                    2000             1999               1998
REVENUE                                                         $    58,733       $    43,988       $    40,147

OPERATING EXPENSES:
    Selling and tour promotion                                       23,205            18,624            15,555
    General and administrative                                       20,660            19,243            15,577
    Restructuring and write-down of intangible assets                    --             8,107                --
                                                                -----------       -----------       -----------
                                                                     43,865            45,974            31,132
                                                                -----------       -----------       -----------

Operating income (loss)                                              14,868            (1,986)            9,015
                                                                -----------       -----------       -----------

OTHER INCOME (EXPENSE):
    Interest and dividend income                                      5,681             3,814             3,620
    Realized and unrealized gain (loss)
         on foreign currency exchange contracts                      (1,565)               --               (26)
    Realized gain on sale of available-for-sale securities            7,933                --                --
    Other, net                                                          354             1,052               (71)
                                                                -----------       -----------       -----------
                                                                     12,403             4,866             3,523
                                                                -----------       -----------       -----------

Income before income taxes                                           27,271             2,880            12,538
Income tax provision                                                  9,545             1,041             4,304
                                                                -----------       -----------       -----------

Income before cumulative effect of
    change in accounting principle                                   17,726             1,839             8,234
Cumulative effect of change in accounting principle,
    net of income taxes of $75                                           --                --               128
                                                                -----------       -----------       -----------

Net income                                                      $    17,726       $     1,839       $     8,362
                                                                ===========       ===========       ===========

EARNINGS PER SHARE - BASIC:
    Income before cumulative effect
         of change in accounting principle                      $      1.86       $      0.19       $      0.92
    Cumulative effect of accounting change                               --                --              0.01
                                                                -----------       -----------       -----------

    Net income per share                                        $      1.86       $      0.19       $      0.93
                                                                ===========       ===========       ===========

    Weighted-average common shares
         outstanding -- basic                                     9,541,814         9,717,627         8,938,812
                                                                ===========       ===========       ===========

EARNINGS PER SHARE - DILUTED:
    Income before cumulative effect of
         change in accounting principle                                1.83       $      0.19       $      0.91
    Cumulative effect of accounting change                               --                --              0.01
                                                                -----------       -----------       -----------

    Net income per share                                        $      1.83       $      0.19       $      0.92
                                                                ===========       ===========       ===========

    Weighted-average common shares
         outstanding -- diluted                                   9,682,354         9,770,023         9,087,398
                                                                ===========       ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.


--------------------------------------------------------------------------------
                                                                             F-3

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   2000          1999           1998
Net income                                                      $ 17,726       $  1,839       $  8,362

Unrealized gain (loss) on marketable equity
   security, net of income taxes of $3,353 and ($3,353)           (5,707)         5,707             --
Unrealized gain (loss) on foreign currency exchange
    contracts, net of income taxes of ($372), $29 and $107           633            (50)          (182)
                                                                --------       --------       --------

Comprehensive income                                            $ 12,652       $  7,496       $  8,180
                                                                ========       ========       ========


The accompanying notes are an integral part of the consolidated financial statements.


--------------------------------------------------------------------------------
                                                                             F-4

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                          ACCUMULATED
                                                                                                             OTHER
                                           COMMON STOCK            ADDITIONAL                UNEARNED      COMPREHEN-
                                   ---------------------------       PAID-IN     RETAINED     COMPEN-      SIVE INCOME
                                     SHARES           AMOUNT        CAPITAL      EARNINGS     SATION          (LOSS)        TOTAL
                                   ----------       ----------    -----------   ----------   ----------    -----------   ----------
BALANCES, DECEMBER 31, 1997         6,768,223       $       68     $   13,761   $    8,727           --             --   $   22,556
  Stock options exercised              18,184               --            177           --           --             --          177
  Stock grants issued                  12,500               --             98           --           --             --           98
  Tax benefit associated with
    stock grants and exercise of
    stock options                          --               --             95           --           --             --           95
  Stock issued for acquisition
    of subsidiaries                   277,927                3          5,592           --           --             --        5,595
  Stock issued for cash, net of
    offering costs                  2,838,700               28         70,320           --           --             --       70,348
  Other comprehensive loss,
    net of income taxes                    --               --             --           --           --     $     (182)        (182)
  Net income                               --               --             --        8,362           --             --        8,362
                                   ----------       ----------     ----------   ----------   ----------     ----------   ----------

BALANCES, DECEMBER 31, 1998         9,915,534               99         90,043       17,089           --           (182)     107,049
  Stock options exercised              60,037                1            560           --           --             --          561
  Stock issued as compensation         21,471               --            218           --           --             --          218
  Stock purchased and retired        (595,500)              (6)        (7,303)          --           --             --       (7,309)
  Tax benefit associated with
    stock grants and exercise of
    stock options                          --               --            110           --           --             --          110
  Stock issued for acquisition
    of subsidiaries                    76,145                1            889           --           --             --          890
  Additional consideration in
    satisfaction of purchase
    price contingencies                19,216               --           (746)          --           --             --         (746)
  Other comprehensive income,
    net of income taxes                    --               --             --           --           --          5,657        5,657
  Net income                               --               --             --        1,839           --             --        1,839
                                   ----------       ----------     ----------   ----------   ----------     ----------   ----------

BALANCES, DECEMBER 31, 1999         9,496,903               95         83,771       18,928           --          5,475      108,269
  Stock options exercised              18,613                1            201           --           --             --          202
  Issuance of restricted stock        110,000                1          1,573           --   $   (1,574)            --           --
  Amortization of unearned
    compensation                           --               --             --           --          238             --          238
  Stock purchased and retired         (20,000)              (1)          (235)          --           --             --         (236)
  Tax benefit associated with
    stock grants and exercise of
    stock options                          --               --             28           --           --             --           28
  Additional consideration in
    satisfaction of purchase
    price contingencies                70,808                1            717           --           --             --          718
  Other comprehensive loss,
    net of income taxes                    --               --             --           --           --         (5,074)      (5,074)
  Net income                               --               --             --       17,726           --             --       17,726
                                   ----------       ----------     ----------   ----------   ----------     ----------   ----------

BALANCES, DECEMBER 31, 2000         9,676,324       $       97     $   86,055   $   36,654   $   (1,336)    $      401   $  121,871
                                   ==========       ==========     ==========   ==========   ==========     ==========   ===========


The accompanying notes are an integral part of the consolidated financial statements.


--------------------------------------------------------------------------------
                                                                             F-5

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               2000           1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 17,726       $  1,839       $  8,362
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Write-down of intangible assets                             --          6,838             --
       Write-down of property and equipment                        --            270             --
       Gain on sale of available-for-sale securities           (7,933)            --             --
       Depreciation and amortization                            2,663          2,441          1,943
       Deferred income tax provision (benefit)                   (518)        (1,254)           450
       Loss on foreign currency exchange contracts              1,565             --             26
       Amortization of unearned compensation                      238             --             --
       Other, net                                                 (32)           287            193
       Change in assets and liabilities, net of
        effects of purchase of subsidiaries:
          Restricted cash equivalents                              --             40            (27)
          Accounts receivable                                     751            964            489
          Prepaid program costs and expenses                     (971)          (542)        (1,553)
          Other assets                                             --            159            162
          Accounts payable and accrued expenses                 3,289          2,688         (1,927)
          Participants' deposits                               12,610            676            654
                                                             --------       --------       --------
            Net cash provided by operating activities          29,388         14,406          8,772
                                                             --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                          (1,578)        (1,658)        (2,148)
   Proceeds from sale of available-for-sale securities         87,717         60,169             --
   Purchase of available-for-sale securities                  (94,341)       (94,929)       (37,862)
   Purchase of other investments                                 (399)        (2,655)            --
   Cash paid for acquisition of subsidiaries, including
      contingent consideration, net of cash received             (790)        (3,962)        (6,554)
   Payment for covenant-not-to-compete agreement                  (38)        (1,271)          (250)
   Change in other assets                                          31              4            (57)
   Payments received on notes receivable, net                      --             --
                                                                            --------       --------
                                                                                                162
            Net cash used in investing activities              (9,398)       (44,302)       (46,709)
                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on note payable                                      (346)          (185)          (169)
   Proceeds from exercise of stock options                        202            561            177
   Purchase and retirement of common stock                       (236)        (7,309)            --
   Net proceeds from sale of common stock                          --             --         70,348
                                                             --------       --------       --------
            Net cash provided by (used in) financing
               activities                                        (380)        (6,933)        70,356
                                                             --------       --------       --------
   Net increase (decrease) in cash and cash equivalents        19,610        (36,829)        32,419
   Cash and cash equivalents, beginning of year                18,461         55,290         22,871
                                                             --------       --------       --------

   Cash and cash equivalents, end of year                    $ 38,071       $ 18,461       $ 55,290
                                                             ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                    $     25       $     17       $     40
   Cash paid for income taxes                                   8,829          2,520          4,569


   See Notes 8 and 11 for non-cash investing and financing activities. The accompanying notes are an integral part of the consolidated financial statements.


--------------------------------------------------------------------------------
                                                                             F-6

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEARS ENDED
DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

  1.   COMPANY BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          ORGANIZATION AND BASIS OF CONSOLIDATION

          Ambassadors International, Inc. (the Company) is an educational travel, travel services and performance improvement company. The Company's operations are classified in the following segments:

          o Ambassadors Education Group -- Organizes and promotes international educational travel and sports programs for students, athletes and professionals.

          o Ambassadors Performance Group -- Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services.

          o Ambassadors Services Group -- Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows.

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


--------------------------------------------------------------------------------
                                                                             F-7

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


          The Company's restricted cash equivalents represent certificates of deposit issued in the Company's name and held by two airline companies as collateral for airfare purchase agreements. Additionally, the Company has a $3.0 million revolving credit facility for the purpose of issuing letters of credit to several airlines. The facility expires in 2001, but allows for letters of credit to be issued through 2002. At December 31, 2000, the Company had letters of credit outstanding of approximately $1.5 million under this facility.

          DERIVATIVE FINANCIAL INSTRUMENTS

          In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. The Company implemented the Statement on July 1, 1998. The Statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges are recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges as defined by SFAS 133 are recorded in the statements of income. The adoption of SFAS 133 on July 1, 1998 resulted in the cumulative effect of an accounting change of $128,000, net of income taxes, being recognized as income.

          Prior to the adoption of SFAS 133 on July 1, 1998, the Company classified the foreign currency contracts as trading securities with realized and unrealized gains and losses on these securities recognized in the statements of income.

          INVESTMENTS

          The Company classifies its marketable investments as available-for-sale securities. Available-for-sale securities consist of debt and equity securities, which are carried at fair value.

          Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of income in the period the investments are sold.

          The Company classifies its minority investments in other operating companies and joint ventures as other investments. The Company owns a 20% interest in a company, which provides packaged tours primarily to Formula One, Indy Car and NASCAR races. This investment is reported on the equity method. In January 1999, the Company purchased a minority interest in a joint venture that owns the capital stock of Scheduled Airlines Traffic Offices, Inc. (SatoTravel). SatoTravel primarily serves the needs of the U.S. government and military. This investment is reported at the lower of cost or estimated net realizable value. The President and Chief Executive Officer of the Company is also the co-chairman of the board of directors and the Company's Chief Financial Officer is a director of the joint venture. In October 2000, the Company purchased a minority interest in Milepoint, Inc., a development stage internet company which enables customers to convert accrued credits toward online purchasing. This investment is reported at the lower of cost or estimated net realizable value. At December 31, 2000 and 1999, the Company had a total of approximately $3,406,000 and $2,936,000, respectively, of these other investments.


--------------------------------------------------------------------------------
                                                                             F-8

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

          During January 2001, the Company purchased a minority interest in Off the Beaten Path LLP. Off the Beaten Path provides unique adventure travel experiences to a sophisticated clientele throughout the Rocky Mountains, American Southwest, Alaska and Patagonia. This investment will be reported at the lower of cost or estimated net realizable value.

          PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Cost of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. Major additions and betterments are capitalized. Depreciation and amortization are provided over the lesser of the estimated useful lives of the respective assets or the lease term (including extensions), using the straight-line method, generally 5 to 7 years.

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


--------------------------------------------------------------------------------
                                                                             F-9

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

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

          ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


  2.   DERIVATIVE FINANCIAL INSTRUMENTS:

       The substantial majority of the Education Group's travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company's forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. All of the Company's derivatives at December 31, 2000 and 1999 are cash flow hedges of forecasted transactions. The Company has a $50,000,000 credit facility through July 2001 to support foreign currency purchases and foreign exchange forward contracts.


--------------------------------------------------------------------------------
                                                                            F-10

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

       At December 31, 2000, the Company had outstanding forward contracts as follows (in thousands):

                                              NOTIONAL
               CURRENCY                        AMOUNT                        MATURES
          -------------------                ---------                 ---------------------
          Forward contracts:

             Australian dollar               $   3,000                 January -- April 2001
             Australian dollar                   9,400                 April -- June 2002
             New Zealand dollar                  4,000                 May -- July 2001
             Euro dollar                         3,460                 May -- July 2002
             British pound                       1,250                 June -- July 2002
                                             ---------

                                             $  21,110
                                             =========

          Forward contracts with synthetic option:

             Euro dollar                     $   6,200                 April 2001
             Euro dollar                         3,460                 March -- May 2002
             British pound                       5,000                 May 2001
             British pound                       1,250                 March -- June 2002
             Australian dollar                   6,000                 May -- July 2001
             New Zealand dollar                  3,750                 May -- June 2001
                                             ---------

                                             $  25,660
                                             =========

       At December 31, 1999, the Company had outstanding forward contracts as follows (in thousands):

                                              NOTIONAL
               CURRENCY                        AMOUNT                       MATURES
          ------------------                  --------                      -------
          Forward contracts:

             Australian dollar               $   2,054                 May 2000
             British pound                       6,997                 April -- July 2000
                                             ---------

                                             $   9,051
                                             =========

          Forward contracts with synthetic option:

             Danish Krone                    $   2,278                 March -- July 2000
             Euro dollar                         6,945                 April -- June 2000
             British pound                       7,304                 May -- June 2000
             New Zealand dollar                  2,859                 May -- July 2000
             Australian dollar                   2,145                 June 2000
                                             ---------

                                             $  21,531
                                             =========



       At December 31, 2000 and 1999, the Company had net unrealized losses associated with these financial instruments of approximately $928,000 and $369,000, respectively. The Company has recorded an unrealized loss of approximately $1,565,000 in the statement of income for foreign currency exchange contracts that did not qualify as cashflow hedges as defined by SFAS 133. Unrealized gains on forward contracts recorded in other comprehensive income and expected to be reclassified to revenue during the year ending December 31, 2001 is approximately $17,000.


--------------------------------------------------------------------------------
                                                                            F-11

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

       Prior to the adoption of SFAS 133 on July 1, 1998, the Company classified foreign currency contracts as trading securities with realized and unrealized gains and losses on these securities recognized in the statement of income based upon the fair value of the investment. Since July 1, 1998, unrealized gains or losses associated with these transactions that qualify as cashflow hedges under SFAS 133 are reported in other comprehensive income. Any realized gains or losses associated with these transactions are recognized in the Company's operations in the period the contracts are closed. The net unrealized loss reclassified to revenue from other accumulated comprehensive income for the years ended December 31, 2000 and 1999 was approximately $369,000 and $289,000, respectively. Income taxes on the unrealized losses reclassified in 2000 and 1999 were approximately $137,000 and $107,000, respectively. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion in the statements of income. During the years ended December 31, 2000 and 1999, there were no significant amounts recognized in income due to hedge ineffectiveness.

  3.   INVESTMENTS:

       At December 31, 2000 and 1999, the cost and estimated fair values of the Company's investments in marketable equity securities and U.S. government and agency obligations were as follows (in thousands):

                                                             GROSS        GROSS     FAIR VALUE/
                                                          UNREALIZED   UNREALIZED    CARRYING
                                                 COST        GAINS       LOSSES        VALUE
                                             ----------   -----------  ----------   ----------
          December 31, 2000:
                U.S. government and agency
                  obligations                $   87,240   $        --  $       --   $   87,240
                                             ==========   ===========  ==========   ==========

          December 31, 1999:
                U.S. government and agency
                  obligations                $   72,420   $        --  $       --   $   72,420
                                             ==========   ===========  ==========   ==========

                Marketable equity securities $      263   $     9,060  $       --   $    9,323
                                             ==========   ===========  ==========   ==========


       Substantially all U.S. government and agency obligations mature or are callable in 2001.

       During 2000, the Company sold its 15% interest in a joint venture whose sole investment was stock of an internet company that completed an initial public offering during 1999. The Company recorded a gain on the sale of this investment of approximately $7.9 million during 2000.

  4.   PROPERTY AND EQUIPMENT:

       Property and equipment consists of the following at December 31, 2000 and 1999 (in thousands):


                                                                        2000          1999
                                                                     -----------   -----------
            Office furniture, fixtures and equipment                 $    4,049    $     2,879
            Computer equipment                                            4,825          4,479
            Leasehold improvements                                        1,334          1,327
                                                                     ----------    -----------
                                                                         10,208          8,685
            Less accumulated depreciation and amortization               (5,604)        (4,072)
                                                                     -----------   -----------

                                                                     $    4,604    $     4,613
                                                                     ==========    ===========


--------------------------------------------------------------------------------
                                                                            F-12

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

       Depreciation and amortization expense on property and equipment of approximately $1,575,000, $1,161,000, and $757,000 for the years ended December 31, 2000, 1999, and 1998, respectively, was included in the determination of net income.

  5.   NOTES PAYABLE:

       In conjunction with certain acquisitions (see Note 11), the Company has issued unsecured notes payable which were outstanding at December 31, 2000 and 1999 as follows (in thousands):

                                                                               2000     1999
                                                                               ----     ----
          Note payable, due in annual payments of $200
            plus interest of approximately 4.0% through 2002                 $  400    $   600
          Note payable, due in quarterly payments of $50 plus
            interest at 6.5%                                                     --        146
                                                                             ------    -------
                                                                                400        746
          Less:  current portion                                               (200)      (346)
                                                                             ------    -------

          Notes payable, due after one year                                  $  200    $   400
                                                                             ======    =======

       The holders of these notes are current or previous employees of the Company. Interest expense incurred on these notes payable was approximately $30,000, $17,000, and $28,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

  6.   INCOME TAXES:

       The provision (benefit) for income taxes for the years ended December 31, 2000, 1999, and 1998 consisted of the following (in thousands):

                                                             2000          1999         1998
                                                             ----          ----         ----
          Current:
              Federal                                     $    9,441   $    2,023   $    3,541
              State                                              622          272          313
          Deferred                                              (518)      (1,254)         450
                                                          -----------  ----------   ----------

                                                          $    9,545   $    1,041   $    4,304
                                                          ==========   ==========   ==========


--------------------------------------------------------------------------------
                                                                            F-13

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


       Components of the net deferred tax assets and liabilities are as follows (in thousands):

       DECEMBER 31, 2000
                                                             ASSETS     LIABILITIES      TOTAL
                                                            -------     -----------     --------
       Accrued vacation and compensation                    $   368                     $   368
       Depreciation                                                       $  (208)         (208)
       Unrealized loss on foreign currency exchange
         contracts                                              344                         344
       Amortization of goodwill and non-compete
         agreements                                             840                         840
       Net operating loss carryforwards                         156                         156
       Customer advances                                                     (471)         (471)
       Allowance for uncollectible accounts receivable          114                         114
                                                            -------       -------       -------

       Total temporary differences and tax attributes       $ 1,822       $  (679)      $ 1,143
                                                            =======       =======       =======


       DECEMBER 31, 1999
                                                             ASSETS     LIABILITIES      TOTAL
                                                            -------     -----------     --------
       Accrued vacation                                     $   104                    $   104
       Depreciation                                                      $  (289)         (289)
       Unrealized gain on marketable equity securities                    (3,353)       (3,353)
       Unrealized loss on foreign currency exchange
         contracts                                              136                        136
       Amortization of goodwill and non-compete
         agreements                                           1,088                      1,088
       Net operating loss carryforwards                         346                        346
       Customer advances                                                    (471)         (471)
       Allowance for uncollectible accounts receivable           48                         48
       Other                                                     61          (25)           36
                                                            -------      -------       -------
       Total temporary differences and tax attributes       $ 1,783      $(4,138)      $(2,355)
                                                            =======      =======       =======


--------------------------------------------------------------------------------
                                                                            F-14

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------
       The income tax provision (benefit) for the years ended December 31, 2000, 1999, and 1998 differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

                                                             2000                      1999                      1998
                                                     -------------------        -------------------      -------------------
                                                     AMOUNT           %         AMOUNT           %       AMOUNT           %
                                                     -------        ----        -------        ----      -------        ----
       Provision at the federal statutory rate       $ 9,545        35.0%       $   979        34.0%     $ 4,388        35.0%
       Nondeductible goodwill amortization               146         0.5            161         5.6          144         1.1
       Write-down of intangible assets                    --          --            652        22.6           --          --
       State income tax, net of federal benefit          399         1.5             80         2.8          203         1.6
       Tax exempt interest                              (897)       (3.3)          (884)      (30.7)        (404)       (3.2)
       Other                                             352         1.3             53         1.8          (27)       (0.2)
                                                     -------        ----        -------        ----      -------        ----
                                                     $ 9,545        35.0%       $ 1,041        36.1%     $ 4,304        34.3%
                                                     =======        ====        =======        ====      =======        ====

       At December 31, 2000, the Company has federal and state net operating loss (NOL) carryforwards of approximately $259,000 and $1,006,000, respectively. Federal NOL carryforwards can be used to offset future regular taxable income of a subsidiary, up to $133,000 annually and expire in 2011. State NOL carryforwards have no annual limitations and expire beginning in 2018.


  7.   COMMITMENTS AND CONTINGENCIES:

       The Company leases office facilities and office equipment under non-cancelable operating leases. At December 31, 2000, future non-cancelable lease commitments, net of sublease income, are as follows (in thousands):

                             YEAR ENDING
                             DECEMBER 31,
                             ------------
                                2001                              $  1,387
                                2002                                 1,265
                                2003                                 1,177
                                2004                                 1,055
                                2005                                   219
                                                                   -------

                                                                   $ 5,103
                                                                   =======



       Total rent expense for the years ended December 31, 2000, 1999, and 1998 was approximately $1,756,000, $1,743,000, and $1,319,000, respectively.
       The Company may cancel the lease on the Company's Education Group office without penalty (upon one year's prior notice) and also may extend the term of the lease for an additional ten-year period upon providing written notice to the lessor at least six months prior to the end of the initial lease term in 2004.


--------------------------------------------------------------------------------
                                                                            F-15

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


       The Company entered into agreements to sublease office facilities in Newport Beach, California and Boston, Massachusetts. Sublease rental income for the years ended December 31, 2000, 1999 and 1998 was approximately $366,000, $60,000 and $40,000, respectively. Future minimum rental income under the non-cancelable subleases is approximately $354,000 and $146,000 for the years ended December 31, 2001 and 2002, respectively.

       The Company is subject to claims, suits and complaints, which have arisen, in the ordinary course of business. In the opinion of management and its legal counsel, all matters are adequately covered by insurance or, if not covered, are without merit or are of such a nature, or involve such amounts as would not have a material effect on the financial position, cash flows or results of operations of the Company.


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

       Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been changed to the pro forma amounts indicated below (in thousands except per share data):


                                                          YEAR ENDED                YEAR ENDED                YEAR ENDED
                                                       DECEMBER 31, 2000         DECEMBER 31, 1999         DECEMBER 31, 1998
                                                     ---------------------     ---------------------     ---------------------
                                                        AS           PRO          AS           PRO          AS           PRO
                                                     REPORTED       FORMA      REPORTED       FORMA      REPORTED       FORMA
                                                     --------      -------     --------      -------     --------      -------
       Income before cumulative effect
           of change in accounting principle          $17,726      $16,341      $ 1,839      $   800      $ 8,234      $ 7,648
       Cumulative effect of change in
           accounting principle                            --           --           --           --          128          128
                                                      -------      -------      -------      -------      -------      -------

       Net income                                     $17,726      $16,341      $ 1,839      $   800      $ 8,362      $ 7,776
                                                      =======      =======      =======      =======      =======      =======


--------------------------------------------------------------------------------
                                                                            F-16

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

                                                 YEAR ENDED            YEAR ENDED            YEAR ENDED
                                              DECEMBER 31, 2000     DECEMBER 31, 1999     DECEMBER 31, 1998
                                              ------------------    ------------------    ------------------
                                                 AS         PRO        AS         PRO        AS         PRO
                                              REPORTED     FORMA    REPORTED     FORMA    REPORTED     FORMA
                                              --------     -----    --------     -----    --------     -----
       Net income per share - basic:
        Income before cumulative effect
         of change in accounting principle      $1.86      $1.71      $0.19      $0.08      $0.92      $0.86
        Cumulative effect of accounting
         change                                    --         --         --         --       0.01       0.01
                                                -----      -----      -----      -----      -----      -----

       Net income per share - basic             $1.86      $1.71      $0.19      $0.08      $0.93      $0.87
                                                =====      =====      =====      =====      =====      =====

       Net income per share - diluted:
        Income before cumulative
         effect of change in accounting
         principle                              $1.83      $1.69      $0.19      $0.08      $0.91      $0.84
        Cumulative effect of accounting
         change                                    --         --         --         --       0.01       0.01
                                                -----      -----      -----      -----      -----      -----

       Net income per share - diluted           $1.83      $1.69      $0.19      $0.08      $0.92      $0.85
                                                =====      =====      =====      =====      =====      =====


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998:

                                                        2000          1999           1998
           Dividend yield                               0.0%          0.0%           0.0%
           Expected volatility                           56%           58%            55%
           Risk free interest rates                     6.4%          5.3%           4.8%
           Expected option lives                   6.0 years       5.9 years     10 years


--------------------------------------------------------------------------------
                                                                            F-17

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

       Stock option transactions are summarized as follows:

                                                    NUMBER OF    WEIGHTED-AVERAGE    EXPIRATION
                                                      SHARES      EXERCISE PRICE        DATE
                                                    ---------     --------------     ----------
         Balance, December 31, 1997                   447,052         $10.39         2005-2007
            Granted                                   247,100          24.43              2008
            Forfeited                                 (33,779)         14.94
            Exercised                                 (18,184)          9.82
                                                    ---------         ------

         Balance, December 31, 1998                   642,189          15.52         2005-2008
            Granted                                   375,800          12.60              2009
            Forfeited                                (171,965)         15.61
            Exercised                                 (60,037)          9.19
                                                    ---------         ------

         Balance, December 31, 1999                   785,987          14.61         2005-2009
            Granted                                   384,375          13.38              2010
            Forfeited                                 (87,362)         15.75
            Exercised                                 (18,613)         10.83
                                                    ---------         ------

         Balance, December 31, 2000                 1,064,387         $14.12         2005-2010
                                                    ==========        ======


       The following table presents information about the options as of December 31, 2000:


                                                                               WEIGHTED-AVERAGE
                                                                        -----------------------------
                                          NUMBER OF      RANGE OF                          REMAINING
                                           SHARES     EXERCISE PRICE    EXERCISE PRICE    LIFE (YEARS)
                                          ---------   ---------------   --------------    -----------
         Exercisable options                45,000    $  5.85 -- 8.78       $ 8.41           4.8
         Exercisable options               151,499      8.79 -- 11.70        10.09           7.0
         Exercisable options                50,019     11.71 -- 14.63        13.64           9.0
         Exercisable options                56,150     14.64 -- 17.55        15.10           7.7
         Exercisable options                12,675     17.56 -- 23.40        20.38           6.6
         Exercisable options                20,225     23.41 -- 26.33        26.25           7.5
         Exercisable options                28,500     26.34 -- 29.25        29.15           7.3
                                           -------    ---------------       ------
            Total exercisable              364,068      5.85 -- 29.25        13.89

         Unexercisable options             109,988      8.79 -- 11.70        10.36           7.0
         Unexercisable options             476,431     11.71 -- 14.63        13.36           9.0
         Unexercisable options              55,650     14.64 -- 17.55        15.63           7.7
         Unexercisable options              10,750     17.56 -- 23.40        20.38           6.6
         Unexercisable options              19,550     23.41 -- 26.33        26.25           7.5
         Unexercisable options              27,950     26.34 -- 29.25        29.15           7.3
                                           -------    ---------------       ------

            Total all options            1,064,387    $ 5.85 -- 29.25       $14.12           8.0
                                         =========    ===============       ======          ====

         Exercisable, December 31, 1999    248,513                          $13.19
                                           =======                          ======

         Exercisable, December 31, 1998    171,514                          $ 9.97
                                           =======                          ======


       The weighted-average fair value of options granted during 2000, 1999, and 1998 and 1997 was $7.77, $7.38, and $12.15 per share, respectively.


--------------------------------------------------------------------------------
                                                                            F-18

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

       In addition to the stock options above, during 2000, restricted stock awards were made to five Company officers and directors aggregating 110,000 shares, at a weighted average price of $14.31. These awards will fully vest within the period from May 2003 to December 2004, provided the grantees are employees, officers, or directors of the Company at that time. During 2000, the Company incurred compensation expense of approximately $238,000 related to these stock grants. During 1997, the Company granted an executive 50,000 shares of the Company's stock which vested over four years. The executive terminated his employment during 1999 prior to 25,000 shares being vested. The Company incurred compensation expense of approximately $98,000 in both 1999 and 1998 related to this grant of shares.

  9.   EMPLOYEE BENEFIT PLAN:

       Effective January 1, 1993, the Company established a noncontributory profit sharing plan that covers substantially all employees. During 1996, the assets of the plan were transferred into a new 401(k) Profit-Sharing Plan (the Plan).

       Employees are eligible to participate in the Plan upon six months of service and 21 years of age. Employees may contribute up to 15% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 2000, 1999, and 1998, the Company contributed approximately $86,000, $72,000, and $81,000 to the Plan, respectively.

 10.   COMMON STOCK:

       In April 1998, the Company completed a public offering of 2,838,700 shares of the Company's common stock. During the years ended December 31, 2000, 1999 and 1998, a portion of the $70.3 million net proceeds have been used for business acquisitions. Management intends to use the remaining net proceeds for additional acquisitions of educational travel and performance improvement companies and related businesses. These proceeds will also be used for general corporate purposes.

       In November 1998, the Board of Directors of the Company authorized the repurchase of the Company's common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing and as of December 31, 2000, the Company has repurchased 615,500 shares for approximately $7.5 million.

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


--------------------------------------------------------------------------------
                                                                            F-19

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

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

       All of the above acquisitions have been accounted for using the purchase method of accounting. The results of operations of these companies have been included in the consolidated statement of income since their respective dates of acquisition. The contingent consideration to be paid is dependent upon the success of the acquired companies' programs. Additionally, contingent consideration for certain of the acquisitions included provisions for additional stock or cash to be paid if the market value of the Company's common stock declined below an established value at a specified future date. All of the contingent consideration, except for any associated with the market value of the Company's stock, will be accounted for as goodwill and will be amortized accordingly when, and if, the contingency is removed and additional consideration is paid. Additional consideration paid related to market value contingencies is recorded as an adjustment to stockholders' equity. During the years ended December 31, 2000 and 1999, the Company paid approximately $790,000 and $1,581,000, respectively, and issued 70,808 and 19,216 shares of stock, respectively, as contingent consideration related to prior acquisitions. As a result of these contingencies, the original purchase price of these acquisitions was adjusted by approximately $896,000 and $1,761,000 during the years ended December 31, 2000 and 1999, respectively.

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


--------------------------------------------------------------------------------
                                                                            F-20

AMBASSADORS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

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

          The estimated fair values of the financial instruments as of December 31, 2000 and 1999 are as follows (in thousands):

                                                 2000                          1999
                                        -----------------------       -----------------------
                                        CARRYING        FAIR          CARRYING        FAIR
                                         AMOUNT         VALUE          AMOUNT         VALUE
                                        --------       --------       --------       --------
       Financial assets:
         Cash and cash equivalents      $ 38,071       $ 38,071       $ 18,461       $ 18,461
         Derivatives                        (928)          (928)          (369)          (369)
         Investments                      87,240         87,240         81,743         81,743
       Financial liabilities:
         Notes payable                       400            400            746            746


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


--------------------------------------------------------------------------------
                                                                            F-21

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


 13.   EARNINGS PER SHARE:

       The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands except share and per share data).

                                                               2000          1999         1998
            Numerator:
              Income before cumulative effect of change
                in accounting principle                     $  17,726    $    1,839   $    8,234
              Cumulative effect of accounting change               --            --          128
                                                            ---------    ----------   ----------

              Net income for basic and diluted earnings
                per share                                   $  17,726    $    1,839   $    8,362
                                                            =========    ==========   ==========

            Denominator:
              Weighted-average shares outstanding - basic   9,541,814     9,717,627    8,938,812
              Effect of dilutive common stock options          97,999        52,396      148,586

              Effect of dilutive common stock grants           42,541            --           --
                                                            ---------    ----------   ----------

              Weighted-average shares outstanding --
                diluted                                     9,682,354     9,770,023    9,087,398
                                                            =========    ==========   ==========

            Earnings per share - basic:
              Income before cumulative effect of change
                in accounting principle                     $    1.86    $     0.19   $     0.92
              Cumulative effect of accounting change               --            --         0.01
                                                            ---------    ----------   ----------

            Net income per share -- basic                   $    1.86    $     0.19   $     0.93
                                                            =========    ==========   ==========

            Earnings per share - diluted:
              Income before cumulative effect of change
                in accounting principle                     $    1.83    $     0.19   $     0.91
              Cumulative effect of accounting change               --            --         0.01
                                                            ---------    ----------   ----------

            Net income per share -- diluted                 $    1.83    $     0.19   $     0.92
                                                            =========    ==========   ==========

       At December 31, 2000, 1999, and 1998, there were approximately 173,000, 434,000, and 146,000 stock options outstanding, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.


--------------------------------------------------------------------------------
                                                                            F-22

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

 14.   BUSINESS SEGMENTS:

       All of the Company's assets are located in the United States. During the years ended December 31, 2000, 1999, and 1998, the Company's revenues as a percentage of total revenues were derived from travel programs conducted in the following geographic areas:

                                                                       2000     1999     1998
            United States                                                32%      38%      39%
            Europe                                                       30%      31%      30%
            South Pacific                                                22%      24%      19%
            China                                                         8%       4%       6%
            Other                                                         8%       3%       6%

       The Company operated the Education Group, the Performance Group, and the Service Group segments during 2000, 1999, and 1998. Corporate and other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Education, Performance and Service Groups. Selected financial information related to these segments is as follows (in thousands):

                                                   EDUCATION     PERFORMANCE      SERVICES        CORPORATE
                                                     GROUP          GROUP           GROUP         AND OTHER         TOTAL
                                                   ---------     -----------      ---------       ---------       ---------
       2000:
            Revenues                               $  40,322      $  10,728       $   7,433       $     250       $  58,733
            Depreciation and amortization                846            497             224           1,096           2,663
            Operating income (loss)                   16,189          1,207             387          (2,915)         14,868
            Total additions to property,
                 equipment, goodwill and
                 covenant-not-to-compete                 991            202             363             956           2,512
            Total assets                              74,799         13,963           2,416          77,212         168,390

       1999:
            Revenues                               $  26,532      $  10,474       $   6,982       $      --       $  43,988
            Depreciation and amortization                517            466             175           1,283           2,441
            Operating income (loss) prior to
                 restructuring and write-down
                 of intangible assets                 10,085           (700)           (231)         (3,033)          6,121
            Restructuring and write-down
                 of intangible assets                     --            487             782           6,838           8,107
            Operating income (loss)                   10,085         (1,187)         (1,013)         (9,871)         (1,986)
            Total additions to property,
                 equipment, goodwill and
                 covenant-not-to-compete                 790            615             263          10,375          12,043
            Total assets                              43,357          9,016           2,979          87,411         142,763

       1998:
            Revenues                               $  24,407      $   7,877       $   7,731       $     132       $  40,147
            Depreciation and amortization                416            266              51           1,210           1,943
            Operating income (loss)                   10,786         (1,716)          2,237          (2,292)          9,015
            Total additions to property,
                 equipment, goodwill and
                 covenant-not-to-compete                 381          1,409             332          17,604          19,726
            Total assets                              26,011          5,720           3,287          92,714         127,732


--------------------------------------------------------------------------------
                                                                            F-23

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

 15.   RESTRUCTURING PLAN:

       During the fourth quarter of 1999, in connection with management's decision to improve operating efficiencies, outsource the merchandising business and reduce costs, the Company recorded a restructuring charge and write-down of intangible assets totaling $8.1 million. The restructuring plan was completed during the year ended December 31, 2000. The restructuring plan activity from December 31, 1999 through December 31, 2000 is as follows (in thousands):




                                               RESTRUCTURING                      RESTRUCTURING
                                               ALLOWANCE AT                        ALLOWANCE AT
                                           DECEMBER 31, 1999      ACTIVITY      DECEMBER 31, 2000
                                           -----------------      --------      -----------------
       Severance and related charges            $ 566              $(566)            $   --
       Consolidation of offices                   272               (272)                --
                                                -----              -----             ------

       Total restructuring charges              $ 838              $(838)            $   --
                                                =====              =====             ======



 16.   RELATED PARTY TRANSACTIONS:

       In connection with one of its investments, the Company received a non-recurring consulting fee during 1999 and receives quarterly management fees. Also, the Company's Chairman of the Board of Directors is the Managing Director of a business management company that the Company has paid consulting fees of $114,000 and $135,000 for the years ended December 31, 1999 and 1998, respectively. No fees were paid during 2000.


--------------------------------------------------------------------------------
                                                                            F-24