Form 10-Q
period 2001-03-31
AMBASSADORS INTERNATIONAL INC
filed 2001-05-01
CIK 946842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

            Common shares outstanding as of April 24, 2001: 9,687,713

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

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2001 and December 31, 2000
(dollars in thousands)

                                          March 31,        December 31,
                                          2001             2000
                                          ------------     ------------
ASSETS

Current assets:
   Cash and cash equivalents              $     56,118     $     38,071
   Restricted cash equivalents                     112              112
   Available-for-sale securities                91,504           87,240
   Accounts receivable                           5,414            4,146
   Prepaid program costs and expenses            9,512            6,839
   Deferred income taxes                         1,330              355
                                          ------------     ------------
         Total current assets                  163,990          136,763

Property and equipment, net                      4,535            4,604
Other investments                                3,726            3,406
Goodwill and covenant not-to-compete,
    net of $3,287 and $3,035 of
      accumulated amortization                  22,474           22,722
Deferred income taxes                              788              788
Other assets                                       103              107
                                          ------------     ------------
         Total assets                     $    195,616     $    168,390
                                          ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED), CONTINUED
March 31, 2001 and December 31, 2000
(dollars in thousands)


                                           March 31,        December 31,
                                           2001             2000
                                           ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                        $      2,874     $      4,344
   Accrued expenses                               5,324            5,489
   Participants' deposits                        68,106           35,358
   Note payable, current portion                    200              200
   Foreign currency exchange contracts            3,563              928
                                           ------------     ------------
         Total current liabilities               80,067           46,319

Note payable, due after one year                    200              200
                                           ------------     ------------
         Total liabilities                       80,267           46,519
                                           ------------     ------------
Total stockholders' equity                      115,349          121,871
                                           ------------     ------------
         Total liabilities and stock-
            holders' equity                $    195,616     $    168,390
                                           ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED) for the three months ended March 31, 2001 and 2000
(in thousands, except per share data)

                                             2001          2000
                                           --------      --------
Revenues                                   $  8,069      $  5,541
                                           --------      --------
Operating expenses:
   Selling and tour promotion                 4,697         4,299
   General and administrative                 5,463         4,654
                                           --------      --------
                                             10,160         8,953
                                           --------      --------
Operating loss                               (2,091)       (3,412)
                                           --------      --------
Other income:
   Interest and dividend income               1,731         1,095
   Other, net                                   333            41
                                           --------      --------
                                              2,064         1,136
                                           --------      --------
Loss before income taxes                        (27)       (2,276)
Income tax benefit                                9           774
                                           --------      --------
Net loss                                   $    (18)     $ (1,502)
                                           ========      ========
Net loss per share - basic and diluted     $    nil      $  (0.16)
                                           ========      ========
Weighted-average common shares out-
   standing - basic and diluted               9,570         9,505
                                           ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED) for the three months ended March 31, 2001 and 2000
(dollars in thousands)

                                               2001          2000
                                             --------      --------
Net loss                                     $    (18)     $ (1,502)

Unrealized loss on foreign currency
   exchange contracts, net of income tax
   benefit of $975 and $362                    (1,660)         (615)

Unrealized loss on marketable equity
   security, net of income tax benefit
   of $851                                         --        (1,449)
                                             --------      --------
Comprehensive loss                           $ (1,678)     $ (3,566)
                                             ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the three months ended March 31, 2001 and 2000
(in thousands)


                                                      2001          2000
                                                    --------      --------
Cash flows from operating activities:
   Net loss                                         $    (18)     $ (1,502)
   Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
         Depreciation and amortization                   572           586
         Amortization of unearned compensation           148            --
         Other, net                                       --            64
         Change in assets and liabilities:
            Accounts receivable                       (1,268)       (1,317)
            Prepaid program costs and expenses        (2,673)       (3,668)
            Accounts payable and accrued
               expenses                               (1,635)         (434)
            Participants' deposits                    32,748        31,630
                                                    --------      --------
                  Net cash provided by
                    operating activities              27,874        25,359
                                                    --------      --------
Cash flows from investing activities:
   Purchase of property and equipment                   (255)         (209)
   Purchase of available-for-sale
      securities                                     (25,967)      (13,066)
   Proceeds from sale of available-for-
      sale securities                                 21,703        26,484
   Purchase of other investments                        (320)           --
   Net cash paid for acquisition of
      subsidiaries and covenant-not-to-
      compete agreements                                  --           (15)
   Change in other assets                                  4             1
                                                    --------      --------
                  Net cash provided by
                  (used in)investing activities       (4,835)       13,195
                                                    --------      --------

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED for the three months ended March 31, 2001 and 2000
(dollars in thousands)

                                                2001          2000
                                              --------      --------
Cash flows from financing activities:
   Dividends paid on common stock             $ (5,133)     $     --
   Payments on long-term debt                       --           (50)
   Proceeds from exercise of stock
      options                                      141            61
   Purchase and retirement of common
      stock                                         --          (235)
                                              --------      --------
               Net cash used in financing
                activities                      (4,992)         (224)
                                              --------      --------
Net increase in cash and cash
   equivalents                                  18,047        38,330
Cash and cash equivalents, beginning
   of period                                    38,071        18,461
                                              --------      --------
Cash and cash equivalents, end of
   period                                     $ 56,118      $ 56,791
                                              ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared by Ambassadors International, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission on Form 10-K.

      In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at March 31, 2001 and the consolidated results of operations, comprehensive loss and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


2. PRINCIPLES OF CONSOLIDATION

      Ambassadors International, Inc. (the Company) is an educational travel, travel services and performance improvement company. The Company's operations are classified in the following segments:

      - Ambassadors Education Group -- Organizes and promotes international educational travel and sports programs for students, athletes and professionals.

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

3.    PER SHARE DATA:

      Net loss per share - basic is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Net loss per share - diluted is computed in the same manner as net loss per share -- basic as the inclusion of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are antidilutive due to the net loss.

      The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations and the number of dilutive securities (stock options and stock grants) that were not included in the dilutive EPS computation because they were antidilutive (in thousands, except per share data):

                                                          March 31,
                                                    ---------------------
                                                      2001         2000
                                                    --------     --------
      Numerator:
         Net loss for basic and
            diluted earnings per share              $    (18)    $ (1,502)
                                                    ========     ========
      Denominator:
         Weighted-average shares
            outstanding -basic                         9,570        9,505
         Effect of dilutive common
            stock options                                 (A)          (A)

         Effect of dilutive stock
            grants                                        (B)          --
                                                    --------     --------
         Weighted-average shares
            outstanding - diluted                      9,570        9,505
                                                    ========     ========
      Net loss per share - basic
            and diluted                             $    nil     $  (0.16)
                                                    ========     ========

      (A) For the three months ended March 31, 2001 and 2000, respectively, the effects of 184,915 and 30,529 stock options have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive.

      (B) For the three months ended March 31, 2001, the effects of 110,000 stock grants have been excluded from the calculation of diluted loss per share because their effects would be anti-dilutive.

4.    BUSINESS SEGMENTS:

      The Company operates the Education Group, Performance Group and Services Group segments. Corporate and Other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Education, Performance and Services Groups. Selected financial information related to these segments is as follows (in thousands):


                           Education     Performance     Services     Corporate
                           Group         Group           Group        and Other     Total
                           ---------     -----------     --------     ---------     --------
      March 31, 2001
      --------------
      Revenues             $  1,939      $  4,128        $  2,002     $     --      $  8,069
                           ========      ========        ========     ========      ========
      Operating income
         (loss)            $ (2,817)     $  1,326        $    248     $   (848)     $ (2,091)
                           ========      ========        ========     ========      ========
      March 31, 2000
      --------------
      Revenues             $    181      $  3,360        $  1,868     $    132      $  5,541
                           ========      ========        ========     ========      ========
      Operating income
        (loss)             $ (4,026)     $  1,137        $    100     $   (623)     $ (3,412)
                           ========      ========        ========     ========      ========

5.    DIVIDEND:

      On February 12, 2001, the Company declared a special dividend because of the non-recurring profit achieved by the Company on the sale of its investment in GetThere.com during the year ended December 31, 2000. The $5.1 million dividend was paid during the first quarter of 2001 to shareholders of record on February 28, 2001.

6.    SUBSEQUENT EVENT:

      The Company is considering a transaction in which it would spin-off its wholly owned subsidiary, Ambassadors Education Group, Inc. ("Education Group"). Pursuant to this potential spin-off, the stockholders of the Company would receive a distribution of all of the common stock of the Education Group. If the spin-off occurs, the Company expects that a public market would exist for Education Group's common stock and, therefore, each stockholder would then own shares of common stock of two publicly-held corporations. If the spin-off occurs, the Education Group will file to register its shares with the Security and Exchange Commission and file an application to have its common stock listed on Nasdaq.


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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000


GROSS PROGRAM RECEIPTS

Gross program receipts increased to $27.8 million during the first quarter of 2001 from $17.4 million during the first quarter of 2000. This $10.4 million increase is the result of a greater number of programs operated by the Performance and Education Groups.

NET REVENUE

Net revenue increased to $8.1 million during the first quarter of 2001 from $5.5 million during the first quarter of 2000. This $2.6 million growth is due to an increased number of programs operated by the Education and Performance Groups. These programs represent a change in the revenue mix, resulting in a decline in the gross margin ratio to 29.0% during the first quarter of 2001 from 31.8% during the first quarter of 2000.

SELLING AND TOUR PROMOTION EXPENSES

The Company's policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses increased to $4.7 million during the first quarter of 2001 from $4.3 million during the first quarter of 2000. This increase of $0.4 million is due to the expansion of personnel costs within the Education and Performance Groups to support the increased customer base.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $5.5 million during the first quarter of 2001 from $4.7 million during the first quarter of 2000. This increase of $0.8 million is due to higher personnel costs to support increased number of programs operated in the Performance Group. In addition, the Education Group's expenses also increased to provide for increased participant volume, and Corporate incurred amortization of unearned compensation during the first quarter of 2001 related to stock grants awarded in the latter part of 2000.

OTHER INCOME/EXPENSE

Other income in 2001 consisted primarily of interest income generated by cash, cash equivalents and available-for-sale securities. At March 31, 2001, the Company had $147.6 million in cash, cash equivalents and available-for-sale investments, an increase of $22.3 million from $125.3 million at December 31, 2000. As a result, the Company realized interest income of $1.7 million during the first quarter of 2001, compared to $1.1 million during the first quarter of 2000.

INCOME TAXES

The Company has recorded an immaterial income tax benefit for the first quarter of 2001 in comparison to a $0.8 million tax benefit for the first quarter of 2000. Income tax benefits have been recorded based upon the estimated annual effective income tax rate applied to the pre-tax loss.

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

Net cash provided by operations for the first quarters in 2001 and 2000 was approximately $27.9 million and $25.4 million, respectively.

The increase of $2.4 million in operating cash flows from 2000 to 2001 primarily relates to an increased volume of Education Group participants' deposits in addition to the decrease in net loss for the quarter.

Net cash provided by(used in) investing activities for the first quarters in 2001 and 2000 was ($4.8 million) and $13.2 million, respectively. The decrease of $18.0 million from 2000 to 2001 is primarily due to the purchase of available-for-sale securities. The Company does not have any material capital expenditure commitments for 2001. However, the terms of the Company's acquisitions of certain businesses include contingent consideration. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

Net cash used in financing activities for the first quarters of 2001 and 2000 was $5.0 million and $0.2 million, respectively. The increase of $4.8 million in cash used in the first quarter of 2001 is due primarily to the payment of a special one-time dividend (See Note 5).

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company's common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing. The Company does not believe that any such repurchases will have a significant impact on the Company's liquidity.

At March 31, 2001, the Company had approximately $147.6 million of cash, cash equivalents and available-for-sale securities, including program participant funds of approximately $68.1 million. Under the Company's cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the time of cancellation.

Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company's anticipated operating needs, capital expenditures, stock repurchases and acquisitions at least for the ensuing year.

FOREIGN CURRENCY; HEDGING POLICY

The substantial majority of the Education Group's travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company's forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. All of the Company's derivatives are designated as cash flow hedges of forecasted transactions. The Company has a $50.0 million credit facility to support foreign currency purchases and foreign exchange forward contracts.

The Company accounts for these foreign exchange contracts and options with the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." For qualifying cash flow hedge transactions, the effective portion of any unrealized gains or losses on foreign exchange contracts are recorded as other comprehensive income or loss and are accumulated as a component of stockholders' equity. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges as define by SFAS 133 are recorded in the statements of income.


PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not presented as they are not applicable.

Item 6. Exhibits and Reports on Form 8-K.

            (a)  Reports on Form 8-K:

                  No reports on Form 8-K were filed for the three months ended March 31, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMBASSADORS INTERNATIONAL, INC.


Date: May 1, 2001          By: /s/ Jeffrey D. Thomas
                               ------------------------------------
                               Jeffrey D. Thomas,
                               Chief Financial Officer