Form 10-Q
period 2001-06-30
AMBASSADORS INTERNATIONAL INC
filed 2001-08-13
CIK 946842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2001

                                                  OR

[ ] TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from _____________ to ___________

                         Commission file number 0-26420

                         AMBASSADORS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                   91-1688605
(State or other jurisdiction of                     (I.R.S. Employer
incorporation of organization)                     Identification No.)

Dwight D. Eisenhower Building
   110 South Ferrall Street
      Spokane, Washington                                99202
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

            Common shares outstanding as of August 6, 2001: 9,765,783

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

Table of Contents




PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (UNAUDITED)

             Consolidated Balance Sheets - June 30, 2001 and
               December 31, 2000

             Consolidated Statements of Income - three and six months ended
               June 30, 2000 and June 30, 2001

             Consolidated Statements of Comprehensive Income - three and six months ended June 30, 2000 and June 30, 2001

             Consolidated Statements of Cash Flows - six months
               ended June 30, 2000 and 2001

             Notes to Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations


PART II      OTHER INFORMATION

Item 4       Submission of Matters to a Vote of Security Holders

Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES


AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000
(dollars in thousands)

                                                June 30,       December 31,
                                                 2001             2000
                                              ------------     ------------
                                             (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                   $ 60,253          $ 38,071
   Restricted cash equivalents                      112               112
   Available-for-sale securities                 92,096            87,240
   Accounts receivable                            6,528             4,146
   Prepaid program costs and expenses            27,426             6,839
   Deferred income taxes                          1,088               355
                                               --------          --------
         Total current assets                   187,503           136,763

Property and equipment, net                       4,491             4,604
Other investments                                 1,032             3,406
Goodwill and covenant not-to-compete,
    net of $3,550 and $3,035 of
      accumulated amortization                   23,341            22,722
Deferred income taxes                               788               788
Other assets                                         90               107
                                               --------          --------
         Total assets                          $217,245          $168,390
                                               ========          ========


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
June 30, 2001 and December 31, 2000
(dollars in thousands)


                                                June 30,        December 31,
                                                  2001              2000
                                                --------          --------
                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $ 11,680          $  4,344
   Accrued expenses                               12,040             5,489
   Participants' deposits                         59,662            35,358
   Note payable, current portion                     200               200
   Foreign currency exchange contracts               931               928
                                                --------          --------
         Total current liabilities                84,513            46,319

Note payable due after one year                      200               200
                                                --------          --------
         Total liabilities                        84,713            46,519
                                                --------          --------
Commitments and Contingencies                         --                --

Total stockholders' equity                       132,532           121,871
                                                --------          --------
         Total liabilities and stock-
            holders' equity                     $217,245          $168,390
                                                ========          ========



The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Income (UNAUDITED) for the three and six months ended June 30, 2001 and 2000
(in thousands, except per share data)

                                            Six Months Ended            Three Months Ended
                                                June 30,                    June 30,
                                         ----------------------       ----------------------
                                           2001          2000            2001         2000
                                         --------      --------       --------      --------
Revenues                                 $ 32,640      $ 24,931       $ 24,571      $ 19,390
                                         --------      --------       --------      --------
Operating expenses:
   Selling and tour promotion               9,294         8,748          4,597         4,449
   General and administrative              11,176         9,243          5,713         4,589
                                         --------      --------       --------      --------
                                           20,470        17,991         10,310         9,038
                                         --------      --------       --------      --------
Operating income                           12,170         6,940         14,261        10,352
                                         --------      --------       --------      --------
Other income (expense):
   Interest and dividend income             3,425         2,762          1,707         1,667
   Gain on sale of other investment         8,306            --          8,306
   Other, net                                 373          (500)            27          (542)
                                         --------      --------       --------      --------
                                           12,104         2,262         10,040         1,125
                                         --------      --------       --------      --------
Income before income taxes                 24,274         9,202         24,301        11,477
Provision for income taxes                  8,254         3,129          8,263         3,902
                                         --------      --------       --------      --------
Net income                               $ 16,020      $  6,073       $ 16,038      $  7,575
                                         ========      ========       ========      ========
Net income per share - basic             $   1.67      $   0.64       $   1.67      $   0.79
                                         ========      ========       ========      ========
Weighted-average common shares out-
   standing - basic                         9,583         9,525          9,596         9,544
                                         ========      ========       ========      ========
Net income per share - diluted           $   1.60      $   0.63       $   1.61      $   0.78
                                         ========      ========       ========      ========
Weighted-average common shares out-
   standing - diluted                      10,000         9,622          9,957         9,656
                                         ========      ========       ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Comprehensive Income (UNAUDITED) for the three and six months ended June 30, 2001 and 2000
(dollars in thousands)



                                      Six Months Ended             Three Months Ended
                                            June 30,                     June 30,
                                    ----------------------       ---------------------
                                     2001           2000           2001           2000
                                   --------       --------       --------       --------
Net income                         $ 16,020       $  6,073       $ 16,038       $  7,575

Unrealized loss on available
   -for- sale securities, net
   of income tax benefit of
   $175, $1,731, $175 and $880         (299)        (2,947)          (299)        (1,498)

Unrealized (loss) gain
   on foreign currency
   exchange contracts, net
   of income tax benefit
   (provision) of $557, $5,
   $(418) and $(357)                   (952)            (8)           708            607
                                   --------       --------       --------       --------
Comprehensive income               $ 14,769       $  3,118       $ 16,447       $  6,684
                                   ========       ========       ========       ========



The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) for the six months ended June 30, 2001 and 2000
(in thousands)

                                                       2001            2000
                                                    ----------     --------
Cash flows from operating activities:
   Net income                                       $ 16,020       $  6,073
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation and amortization                 1,180          1,208
         Gain on sale of other investments            (8,306)            --
         Compensation expense on stock
            grants                                       296             34
         Other, net                                       --            724
         Change in assets and liabilities:
            Accounts receivable                       (2,382)           329
            Prepaid program costs and expenses       (22,021)       (18,297)

            Accounts payable and accrued
               expenses                               13,887          9,102
            Participants' deposits                    24,304         37,538
                                                    --------       --------
                  Net cash provided by
                    operating activities              22,978         36,711
                                                    --------       --------
Cash flows from investing activities:
   Purchase of property and equipment                   (557)          (629)
   Proceeds from the sale of equipment                    --              6
   Purchase of available-for-sale
      securities                                     (54,832)       (28,681)
   Proceeds from sale or maturities of
      available-for-sale securities                   53,224         44,012
   Purchase of other investments                        (320)            --
   Proceeds from sale of other investments             7,205             --
   Net cash paid for acquisition of
      subsidiaries and covenant-not-to-
      compete agreements                              (1,129)          (544)
   Change in other assets                                 17             (1)
                                                    --------       --------
                  Net cash provided by
                   investing activities                3,608         14,163
                                                    --------       --------

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED for the six months ended June 30, 2001 and 2000
(in thousands)

                                                  2001           2000
                                               --------       --------
Cash flows from financing activities:
   Dividends paid on common stock              $ (5,133)      $     --
   Payments on long-term debt                        --            (94)
   Proceeds from exercise of stock
      options                                       729            121
   Purchase and retirement of common
      stock                                          --           (235)
                                               --------       --------
               Net cash used in financing
                 activities                      (4,404)          (208)
                                               --------       --------
Net increase (decrease) in cash and
   cash equivalents                              22,182         50,666
Cash and cash equivalents, beginning
   of period                                     38,071         18,461
                                               --------       --------
Cash and cash equivalents, end of
   period                                      $ 60,253       $ 69,127
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

      In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at June 30, 2001 and the consolidated results of operations, comprehensive income for three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.


2. PRINCIPLES OF CONSOLIDATION

      Ambassadors International, Inc. (the Company) is an educational travel, travel services and performance improvement company. The Company's operations are classified in the following segments:

      o Ambassadors Education Group - Promotes and organizes international educational travel and sports programs for students, athletes and professionals.

      o Ambassadors Performance Group - Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs, and corporate meeting management services.

      o Ambassadors Services Group - Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows.

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

3. INCOME PER SHARE:

      Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share - diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potential dilutive common shares had been issued.

      The following table presents a reconciliation of basic and diluted earnings per share (EPS) computation (in thousands, except per share data):

                                                    Six months Ended         Three Months Ended
                                                       June 30,                    June 30,
                                                  ------------------      ----------------------
                                                  2001         2000        2001         2000
                                                -------      -------      -------      -------
          Numerator:
             Net income for basic and
                diluted earnings per share      $16,020      $ 6,073      $16,038      $ 7,575
                                                =======      =======      =======      =======
          Denominator:
             Weighted-average shares
                outstanding - basic               9,583        9,525        9,596        9,544
             Effect of dilutive common
                stock options (A)                   221           97          251          112
             Effect of dilutive stock
                grants                              196           --          110           --
                                                -------      -------      -------      -------
             Weighted-average shares
                outstanding - diluted            10,000        9,622        9,957        9,656
                                                =======      =======      =======      =======
          Earnings Per Share:
             Net income per share - basic       $  1.67      $  0.64      $  1.67      $  0.79
                                                =======      =======      =======      =======
             Net income per share -
                diluted                         $  1.60      $  0.63      $  1.61      $  0.78
                                                =======      =======      =======      =======


      (A) At June 30, 2001 and 2000, respectively, there were approximately 114,000 and 299,000 additional stock options outstanding, respectively. The shares, which would be issued upon the exercise of these options, have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

4.    BUSINESS SEGMENTS:

      The Company operates the Education Group, Performance Group and Services Group segments. Corporate and other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities that are not directly related to the Education, Performance and Services Groups. Selected financial information related to these segments is as follows (in thousands):


                                                       Six months Ended              Three Months Ended
                                                        June 30,                          June 30,
                                              ------------------------------    -----------------------------
                                                  2001             2000             2001             2000
                                              -------------    -------------    -------------    -------------
          Revenues:
             Education Group                  $      22,438    $      15,651    $      20,500    $      15,470
             Performance Group                        6,621            5,721            2,491            2,360
             Services Group                           3,581            3,355            1,580            1,487
             Corporate and Other                         --              204               --               73
                                              -------------    -------------    -------------    -------------
                Total                         $      32,640    $      24,931    $      24,571    $      19,390
                                              =============    =============    =============    =============

          Operating Income (Loss):
             Education Group                  $      12,710    $       6,855    $      15,527    $      10,881
             Performance Group                        1,304            1,453                2              316
             Services Group                             258             (101)               9             (201)
             Corporate and Other                     (2,102)          (1,267)          (1,277)            (644)
                                              -------------    -------------    -------------    -------------
                                              $      12,170    $       6,940    $      14,261    $      10,352
                                              =============    =============    =============    =============

 5.   DIVIDEND:

      On February 12, 2001, the Company declared a special dividend because of the non-recurring profit achieved by the Company on the sale of its investment in GetThere.com during the year ended December 31, 2000. The $5.1 million dividend was paid during the first quarter of 2001 to shareholders of record on February 28, 2001.

6.    SALE OF INVESTMENT:

      During June 2001, the Company sold its ownership stake in a joint venture that owned capital stock in Scheduled Airlines Traffic Offices, Inc. (SatoTravel) to Navigant International, Inc. (Navigant)(Nasdaq: FLYR). The Company received approximately $7.2 million in cash, approximately 237,000 shares of common stock of Navigant and recorded a gain of approximately $8.3 million in other income. The agreement also provides for an additional $1.4 million payment of cash and stock be paid to the Company if SatoTravel as a subsidiary of Navigant achieves certain revenue objectives by June 14, 2002.

      Excluding this gain, fully diluted earnings per share would have been as follows:


                                  Six months Ended      Three Months Ended
                                   June 30, 2001           June 30, 2001
                             ----------------------    --------------------
                                          Diluted                   Diluted
                                          Earnings                  Earnings
                                          Per Share                 Per Share
                                         ----------                 ---------
Net Income as reported       $16,020      $   1.60     $16,038      $   1.61

Less gain on sale of
   SatoTravel, net of
   income tax of $2,824        5,482          0.55       5,482          0.55
                             -------      --------     -------      --------

Net Income - Proforma        $10,538      $   1.05     $10,516      $   1.00
                             =======      ========     =======      ========

7.    Subsequent Event:

      The Company is considering a transaction in which it would spin-off its wholly owned subsidiary, Ambassadors Education Group, Inc. ("Education Group"). Pursuant to this potential spin-off, the stockholders of the Company would receive a distribution of all of the common stock of the Education Group. If the spin-off occurs, the Company expects that a public market would exist for Education Group's common stock and, therefore, each stockholder would then own shares of common stock of two publicly-held corporations. If the spin-off occurs, the Education Group will file to register its shares with the Securities and Exchange Commission and file an application to have its common stock listed on Nasdaq.

8.     NEW ACCOUNTING PRONOUNCEMENTS:

       On July 20, 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement NO. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. Upon Adoption of FAS 142, goodwill and certain other intangible assets will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill and certain other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002. The Company has not yet determined what the impact of FAS 142 will be on the Company's results of operations and financial position.

       On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company expects to adopt this statement during the third quarter of fiscal 2001. Management does not believe that SFAS No. 141 will have a material impact on the Company's consolidated financial statements.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000

GROSS PROGRAM RECEIPTS

Gross program receipts increased to approximately $72.3 million in the second quarter of 2001 from approximately $59.6 million in the second quarter of 2000. The $12.7 million increase is the result of primarily an increased participant volume within the Education Group traveling in the second quarter of 2001 as compared to the second quarter of 2000. This increase was partially offset by a slight decrease in revenues within the Performance Group as fewer programs were operated in the second quarter of 2001 as compared to the second quarter of 2000.

NET REVENUE

Net revenue increased to approximately $24.6 million in the second quarter of 2001 from approximately $19.4 million in the second quarter of 2000. The $5.2 million increase is the result of primarily an increased participant volume within the Education Group traveling in the second quarter of 2001 as compared to the second quarter of 2000.

SELLING AND TOUR PROMOTION EXPENSES

The Company's policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses of approximately $4.6 million in the quarter ended June 30, 2001 was similar to the second quarter of 2000 totaling approximately $4.4 million.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to approximately $5.7 million in the second quarter of 2001 from approximately $4.6 million in the second quarter of 2000. The $1.1 million increase is the primary result of incurring costs related to the consideration of spinning-off its wholly owned subsidiary, the Education Group (see Note 7) and the Company incurring unearned compensation expense related to stock grants.

OTHER INCOME/EXPENSE

Other income in 2001 and 2000 consisted primarily of interest income generated by cash and short-term investments and in 2000, other income included $0.5 million of unrealized loss on foreign currency forward options and contracts (see Foreign Currency: Hedging Policy). As of June 30, 2001, the Company had approximately $152.3 million in cash, cash equivalents and short-term investments, an increase from approximately $125.3 million at December 31, 2000. As a result, the Company realized interest and dividend income of $1.7 million in the second quarter of 2001 and 2000.

Other income also included a realized gain on sale of the Company's investment in SatoTravel of approximately $8.3 million (See Note 6) during the three month period ended June 30, 2001.

INCOME TAXES

The Company has recorded an income tax provision of approximately $8.3 million for the second quarter of 2001 as compared to $3.9 million in the second quarter of 2000. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30,
2000

GROSS PROGRAM RECEIPTS

Gross program receipts increased to approximately $100.1 million in the six-month period ended June 30, 2001 from approximately $77.0 million in the comparable period of 2000. The $23.1 million increase is the primary result of an increased participant volume within the Education Group and increased number of programs operated by the Performance Group in the six month period ended June 30, 2001 as compared to the comparable period of 2000.

NET REVENUE

Net revenue increased to approximately $32.6 million in the six month period ended June 30, 2001 from approximately $24.9 million in the comparable period of 2000. This $7.7 million increase is the primary result of an increased participant volume within the Education Group and increased number of programs operated by the Performance Group in the six month period ended June 30, 2001 as compared to the comparable period of 2000.

SELLING AND TOUR PROMOTION EXPENSES

The Company's policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses increased to approximately $9.3 million in the six month period ended June 30, 2001 from approximately

$8.7 million in the comparable period in 2000. The $0.6 million increase is due to increased marketing efforts by both the Education and Performance Groups to support increased customer base.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to approximately $11.2 million in the six month period ended June 30, 2001 from approximately $9.2 million during the comparable period in 2000. The increase of $2.0 million is primarily due to Corporate, the Education and Performance Groups. Corporate incurred costs related to the consideration of spinning-off its wholly owned subsidiary, the Education Group (see Note 7) and incurred unearned compensation expense related to stock grants. Additionally, both the Education and Performance Groups increased personnel expenses to further support the increased customer base.

OTHER INCOME/EXPENSE

Other income in 2001 consisted primarily of interest income generated by cash and short-term investments. As of June 30, 2001, the Company had approximately $152.3 million in cash, cash equivalents and short-term investments, an increase from approximately $125.3 million at December 31, 2000. As a result, the Company realized interest and dividend income of approximately $3.4 million in the six-month period ended June 30, 2001, compared to approximately $2.8 million in the comparable period of 2000.

Other income during 2001 also included realized gain on sale of the Company's investment in SatoTravel of approximately $8.3 million (See Note 6).

INCOME TAXES

The Company has recorded an income tax provision of approximately $8.3 million for the six month period ended June 30, 2001 in comparison to $3.1 million in the comparable period of 2000. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

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

Net cash provided by operations for the six-month period ended June 30, 2001 and 2000 was approximately $23.0 million and $36.7 million, respectively. The decrease of approximately $13.7 million in operating cash flows from 2001 to 2000 primarily relates to a decrease volume of Education Group participants' deposits. This is a result of increased participants traveling in the first six months of 2001 as compared to the comparable period of 2000.

Net cash provided by investing activities for the six-month period ended June 30, 2001 and 2000 was approximately $3.6 million and $14.2 million, respectively. The decrease of approximately $10.6 million was primarily due to an increase in purchases of available-for-sale securities from $28.7 million in 2000 to $54.8 million in 2001. The impact of such purchases on cash flows from investing activities was reduced primarily by proceeds received from the sale or maturity of other investments (including net proceeds from the sale of an investment in SatoTravel in 2001 approximating $7.2 million). These proceeds aggregated approximately $44.0 million and $60.4 million for the six month periods ended June 30, 2000 and 2001, respectively. The Company does not have any material capital expenditure commitments for 2001. However, the terms of the Company's acquisitions of certain businesses include contingent consideration of. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

The Company has a credit facility available with Bank of America, with a current limit of up to $50.0 million for foreign currency purchases and forward contracts. This credit facility is renewable annually and as of June 30, 2001, no balance was outstanding.

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company's common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing. The Company does not believe that any such repurchases will have a significant impact on the Company's liquidity.

At June 30, 2001, the Company had approximately $152.3 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of approximately $60.0 million. Under the Company's cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of cancellation.

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

PART II - OTHER INFORMATION
Items 1, 2, 3, 4 and 5 are not presented as they are not applicable.

Item 6. Exhibits and Reports on Form 8-K.

            (a)  Reports on Form 8-K:

                 No reports on Form 8-K were filed for the six months ended June 30, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMBASSADORS INTERNATIONAL, INC.

Date: August 13, 2001                      By: /s/Jeffrey D. Thomas
                                               ------------------------------
                                               Jeffrey D. Thomas,
                                               Chief Financial Officer