Form 10-K/A
period 2000-12-31
AMBASSADORS INTERNATIONAL INC
filed 2001-09-07
CIK 946842

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       For the transition period from to .

                         Commission file number: 0-26420

                         AMBASSADORS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                 91-1688605
-----------------------------------------   ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

      Dwight D. Eisenhower Building
          110 S. Ferrall Street
               Spokane, WA                                  99202
-----------------------------------------   ------------------------------------
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

                                TABLE OF CONTENTS


PART I

         Item 1.  Business                                                     1
         Item 2.  Properties                                                   9
         Item 3.  Legal Proceedings                                           11
         Item 4.  Submission of Matters to a Vote of Security Holders         11


PART II

         Item 5.  Market for the Registrant's Common Equity
                  and Related Stockholder Matters                             11
         Item 6.  Selected Financial Data                                     13
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         14
         Item 7A. Quantitative and Qualitative Disclosures About
                  Market Risk                                                 25
         Item 8.  Financial Statements and Supplementary Data                 25
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         25


PART III

         Item 10. Directors and Executive Officers of the Registrant          26
         Item 11. Executive Compensation                                      26
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                              26
         Item 13. Certain Relationships and Related Transactions              26


PART IV

         Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                         27


SIGNATURES                                                                    28

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

SERVICES GROUP

The Company's Services Group operates its hotel reservation, registration, and other services business for conventions, tradeshows and large specialty events through ASGI. The Services Group commenced operations in 1998 through the acquisition of two existing hotel reservation companies. Through the acquisition of an existing company in 1999, ASGI added pre-registration and on-site registration services to its list of services offered. Also during 1999, pursuant to a restructuring plan, the Services Group operations located in Boston, Massachusetts were consolidated with the operations in Atlanta, Georgia, and the finance and accounting functions were consolidated into the Newport Beach, California office.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND OTHER INFORMATION

The Company's common stock is traded and prices are quoted on the Nasdaq National Market under the symbol "AMIE" since August 3, 1995. As of February 20, 2001, there were approximately 46 holders of record of the Company's Common Stock. This number does not include beneficial owners holding shares through nominee or street name.

The following table sets forth the high and low sale prices of a share of the Company's Common Stock as quoted on the Nasdaq National Market for the periods indicated:

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

Item 6.  SELECTED FINANCIAL DATA

Selected financial data as of and for the year ended:

                                                                   DECEMBER 31,
                                        ----------------------------------------------------------------
                                         2000(A)       1999(B)        1998          1997          1996
                                        --------      --------      --------      --------      --------
                                                 (dollars in thousands, except per share data)
STATEMENT OF INCOME DATA(C):

Operating revenues(D)                   $ 58,733      $ 43,988      $ 40,147      $ 26,541      $ 18,843

Operating expenses:

   Selling and tour promotion             23,205        18,624        15,555         9,826         8,420

   General and administrative             20,660        19,243        15,577         8,210         5,770
   Restructuring and write-down of
   intangible assets                          --         8,107            --            --            --

Operating income <loss>                   14,868        <1,986>        9,015         8,505         4,653

Net income                                17,726         1,839         8,362         5,637         3,947

Net income per share -- basic           $   1.86      $   0.19      $   0.93      $   0.83      $   0.60

Net income per share -- diluted         $   1.83      $   0.19      $   0.92      $   0.82      $   0.59


BALANCE SHEET DATA(E):

Cash and cash equivalents               $ 38,071      $ 18,461      $ 55,290      $ 22,871      $ 18,281

Total assets                             168,390       142,763       127,732        34,449        27,269

Long-term debt                               200           400           145           329            --

Total stockholders' equity               121,871       108,269       107,049        22,556        16,783


SELECTED OPERATING DATA(D):
Gross program receipts
   (rounded to nearest thousand)        $172,000      $139,000      $116,000      $ 80,000      $ 57,000

(A) During 2000, the results of operations reflect the Company's operations including a one-time realized gain of $7.9 million on the sale of an investment. The Company sold its 15% interest in a joint venture whose sole investment was stock of an internet company that completed an initial public offering in 1999. Excluding the gain on the sale of this investment, net income would have been $12.7 million and diluted earnings per share would have been $1.31 in 2000.

(B) During 1999, the results of operations reflect the Company's operations including restructuring charges approximating $8.1 million. Excluding these restructuring charges, the net income would have been $7.4 million and diluted earnings per share would have been $0.76 in 1999.

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

(D) Gross program receipts reflect the total payments received by the Company from Education Group participants and Performance and Services Group clients. Gross program receipts less program pass-through expenses constitute the Company's revenues. Program pass-through expenses include all direct costs associated with the Company's programs including costs related to airfare, ships, hotels, meals, ground transportation, guides, professional exchanges, changes in currency exchange rates and merchandise costs.

(E) All of the Company's acquisitions have been accounted for under the purchase method of accounting. Therefore, the balance sheet data include the accounts of the acquired entities as of their respective dates of acquisition. Since one of the acquisitions occurred effective December 31, 1996, the balance sheet data includes the accounts of this entity as of December 31, 1996; however, the results of operations of this entity are not included in the statement of income data until the year ended December 31, 1997.


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

                                             YEAR ENDED DECEMBER 31,
                                         --------------------------------
                                          2000         1999         1998
                                         ------       ------       ------
Revenue                                   100.0%       100.0%       100.0%
Operating expenses:
       Selling and tour promotion          39.5%        42.3%        38.7%
       General and administrative          35.2%        43.8%        38.8%
       Restructuring and write down
          of intangible assets                          18.4%
                                         ------       ------       ------
Total operating expenses                   74.7%       104.5%        77.5%
                                         ------       ------       ------
Operating income <loss>                    25.3%        <4.5>%       22.4%
                                         ------       ------       ------
Other income                               21.1%        11.1%         8.8%
Income before income taxes                 46.4%         6.6%        31.2%
Income tax provision                       16.2%         2.4%        10.7%
                                         ------       ------       ------
Net income                                 30.2%         4.2%        20.8%
                                         ======       ======       ======

BUSINESS SEGMENT INFORMATION

The Company operated the Education Group, the Performance Group, and the Services Group segments during 2000, 1999, and 1998. Corporate and other consists of general corporate assets

(primarily cash and cash equivalents, investments and goodwill), Specialty Group activity, and other activities which are not directly related to the Education, Performance and Services Groups. Selected financial information related to these segments is as follows (in thousands):

                                         EDUCATION    PERFORMANCE      SERVICES       CORPORATE
                                           GROUP         GROUP          GROUP         AND OTHER        TOTAL
                                         ---------    -----------      --------       ----------     --------
2000:
    Revenues                              $ 40,322      $ 10,728       $  7,433       $    250       $ 58,733
    Depreciation and amortization              846           497            224          1,096          2,663
    Operating income (loss)                 16,189         1,207            387         (2,915)        14,868

1999:
    Revenues                              $ 26,532      $ 10,474       $  6,982       $     --       $ 43,988
    Depreciation and amortization              517           466            175          1,283          2,441
    Operating income (loss) prior to
        restructuring and write-down
        of intangible assets                10,085          (700)          (231)        (3,033)         6,121
    Restructuring and write-down
        of intangible assets                    --           487            782          6,838          8,107
    Operating income (loss)                 10,085        (1,187)        (1,013)        (9,871)        (1,986)

1998:
    Revenues                              $ 24,407      $  7,877       $  7,731       $    132       $ 40,147
    Depreciation and amortization              416           266             51          1,210          1,943
    Operating income (loss)                 10,786        (1,716)         2,237         (2,292)         9,015

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

The Company's gross program receipts increased $32.4 million to $171.7 million in 2000, from $139.3 million in 1999. The Education Group traveled 46% more participants year over year resulting in over 25,300 participants traveling during 2000. The Education Group increase was complemented with increases of registration revenues within the Services Group of approximately $0.8 million and decreases of approximately $5.9 million within the Performance Group.

Net revenue increased 34% to $58.7 million from $44.0 million in 1999. The Education Group increased $13.8 million, or 52%, as a result of the increase in traveled participants. The Performance Group remained relatively consistent with prior year net revenues and the Services Group increased net revenues $0.5 million through its registrations product line.

Selling and tour promotion expenses increased to $23.2 million during 2000 from $18.6 million in 1999, an increase of $4.6 million. The majority of this increase, or $3.8 million, is attributable to increased student and professional program marketing expenses, supporting additional participant volume within the Education Group. This is combined with a full year of sports selling and marketing expenses during 2000 from the Education Group's June 1999 acquisition, which increased expenses $1.9 million year over year. These increases were partially offset by improved financial measurement and expense control programs that enabled the Performance and Services Groups to decrease their selling and tour promotion expenses by $0.9 million and $0.2 million, respectively.

General and administrative expenses increased during 2000 to $20.7 million from $19.2 million in 1999, an increase of $1.5 million. The Education Group increased $1.9 million to support increased participant volume within the student and professional programs and a full year of sports administrative expenses during 2000 from the Education Group's June 1999 acquisition. In addition, Corporate incurred unearned compensation expense related to stock grants during 2000 totaling approximately $0.2 million. These increases were offset by approximately $0.9 million of decreased expenses within the Performance Group as a result of the Company's restructuring during 1999.

During the fourth quarter of 1999, in connection with management's decisions to close certain offices to improve operating efficiencies and reduce costs and to outsource the merchandising business, the Company recorded a restructuring charge and a write-down of intangible assets totaling approximately $8.1 million. Cash spent on the restructuring was funded from operations during 2000 and 1999. The restructuring plan involved the elimination of approximately 60 positions, the write-down of intangible assets and property and equipment and the consolidation of offices as follows (in thousands):


                                          RESTRUCTURING                  RESERVE                      RESERVE
                                              AND                       BALANCE AT                   BALANCE AT
                                CASH/      IMPAIRMENT       1999       DECEMBER 31,      2000       DECEMBER 31,
                              NON-CASH       CHARGE       ACTIVITY         1999        ACTIVITY         2000
                              --------    -------------   --------     ------------    --------     -------------
Write-down of intangible      Non-cash      $  6,838      $ (6,838)      $     --      $     --       $     --
        assets
Severance and related           Cash             700          (134)           566          (566)            --
     charges
Consolidation of offices        Cash             299           (27)           272          (272)            --
Write-down of property
   and equipment              Non-cash           270          (270)            --            --             --
                                            --------      --------       --------      --------       --------

Total                                       $  8,107      $ (7,269)          $838      $   (838)      $     --
                                            ========      ========       ========      ========       ========

The total restructuring charges, excluding intangibles, incurred by the Performance and Services Groups were approximately $487,000 and $782,000, respectively. These charges consisted of severance and related charges, expenses incurred in closing offices and the write-down of property and equipment associated with the closure of those offices. The write-down of intangible assets included goodwill and non-compete contracts and totaled approximately $4.4 million in the Performance Group and approximately $2.4 million in the Services Group.

The write-down of the Performance Group's intangible assets, approximating $4.4 million, consisted of the remaining goodwill balances relating to five previous acquisitions that were being operated from the Minneapolis location that was closed in December 1999 as a result of losing a majority of customers. All administrative staff was terminated.

The write-down of Services Group's intangible asset, approximating $2.4 million, consisted of a partial write-down of goodwill on one acquisition that was previously being operated from the Boston office. The Boston office was closed in December of 1999 due to a significant number of clients not renewing their contracts. Administrative staff was either terminated or relocated to the Atlanta location.

During 2000, the Company's operating income increased $16.9 million to $14.9 million from an operating loss of $(2.0) million in 1999. During 1999, the one-time restructuring and write-down charges reduced the operating income by $8.1 million. Other changes in operating income from 1999 to 2000 are the result of changes as described above.

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

The Company's effective income tax rate decreased to 35% during 2000 from 36% during 1999. This decrease is a combination of the tax effect of the 1999-restructuring plan, combined with the effect of changes in the tax rate due to the Company's cash management and investment strategies. These strategies resulted in a significant amount of tax-exempt interest income. The Company recorded an income tax provision of $9.5 million in 2000 compared to $1.0 million in 1999.

Net income increased to $17.7 million from $1.8 million during the years ended December 31, 2000 and 1999, respectively. This increase was the result of changes as described above.

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

Overall, gross program receipts increased 20% to $139.3 million in 1999 from $115.8 million in 1998, an increase of $23.5 million. A significant portion of the increase was the result of the Performance Group that increased approximately $19.9 million, or 51%. The increase in the Performance Group mainly came from its Northern California operation of approximately $14.1 million that was a startup operation in 1998 and $5 million from having a full year of operations from the acquisition of Incentive Associates, Inc. in May 1998.

Net revenue increased 10% to $44.0 million in 1999 from $40.1 million in 1998, an increase of $3.9 million. The Performance Group increased approximately $2.6 million as a result of the increased gross program receipts from the Northern California operation and including a full year of operations from the acquisition of Incentive Associates, Inc. The Education Group increased approximately $2.1 million as a result of the acquisition of Travel Dynamic, Inc. and related increased traveled participants. These increases were partially offset by a decrease in the Services Group of approximately $0.7 million.

Selling and tour promotion expenses increased during 1999 to $18.7 million from $15.6 million in 1998, an increase of $3.1 million. The majority of this increase, or $2.5 million, is attributable to the Education Group's June 1999 acquisition and the resulting increased sales and marketing support.

General and administrative expenses increased during 1999 to $19.2 million from $15.6 million in 1998, an increase of $3.6 million. The Services and Performance Groups increase general and administrative expenses by approximately $1.6 million and $1.1 million, respectively, due to full-year ownership of the acquisitions made during 1998.

During the fourth quarter of 1999, in connection with management's decisions to close certain offices to improve operating efficiencies and reduce costs and to outsource the merchandising business, the Company recorded a restructuring charge and a write-down of intangible assets totaling approximately $8.1 million. Cash spent on the restructuring was funded from operations during 2000 and 1999. The restructuring plan involved the elimination of approximately 60 positions, the write-down of intangible assets and property and equipment and the consolidation of offices as follows (in thousands):


                                                 RESTRUCTURING                  RESERVE
                                                      AND                      BALANCE AT
                                       CASH/      IMPAIRMENT       1999       DECEMBER 31,
                                     NON-CASH       CHARGE       ACTIVITY         1999
                                     --------    -------------   --------     ------------
Write-down of intangible assets      Non-cash      $  6,838      $ (6,838)      $     --
Severance and related charges          Cash             700          (134)           566
Consolidation of offices               Cash             299           (27)           272
Write-down of property and
   equipment                         Non-cash           270          (270)            --
                                                   --------      --------       --------

Total                                              $  8,107      $ (7,269)      $    838
                                                   ========      ========       ========

The total restructuring charges, excluding intangibles, incurred by the Performance and Services Groups were approximately $487,000 and $782,000, respectively. These charges consisted of severance and related charges, expenses incurred in closing offices and the write-down of property and equipment associated with the closure of those offices. The write-down of intangible assets included goodwill and non-compete contracts and totaled approximately $4.4 million in the Performance Group and approximately $2.4 million in the Services Group.

The write-down of the Performance Group's intangible assets, approximating $4.4 million, consisted of the remaining goodwill balances relating to five previous acquisitions that were being operated from the Minneapolis location that was closed in December 1999 as a result of losing a majority of customers. All administrative staff was terminated.

The write-down of Services Group's intangible asset, approximating $2.4 million, consisted of a partial write-down of goodwill on one acquisition that was previously being operated from the Boston office. The Boston office was closed in December of 1999 due to a significant number of clients not renewing their contracts. Administrative staff was either terminated or relocated to the Atlanta.

Operating income (loss) in 1999 decreased to $(2.0) million from $9.0 million in 1998 primarily due to the restructuring and write-down of intangible assets of $8.1 million during 1999. Other changes as described above also contributed to the change in operating income (loss) from 1998 to 1999.

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

Net income decreased to $1.8 million from $8.4 million during the years ended December 31, 1999 and 2000, respectively. The $8.1 million restructuring and write-down charges during 1999 primarily drove this decrease and other changes as described above.

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

The Company does not have any material capital expenditure commitments for 2001. However, as of February 2001, the Company declared a cash dividend, which will use approximately $5.1 million of the Company's cash. The terms of the Company's acquisitions of certain businesses also include contingent consideration, which could range up to approximately $2.1 million in 2001 and 2002. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

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


                                       Year Ending December 31,                 December 31, 2000             December 31, 1999
                                --------------------------------------       -----------------------      -----------------------
                                                               After                         Fair                          Fair
                                  2001           2002           2005          Total          Value         Total          Value
                                --------       --------       --------       --------       --------      --------       --------
U.S. government and agency
     obligations                $ 67,949       $ 11,569       $  7,722       $ 87,240       $ 87,240      $ 72,420       $ 72,420
Interest rate                        5.9%           5.5%           6.2%           5.9%            --           4.0%            --
Notes payable                   $    200       $    200             --       $    400       $    400      $    746       $    746
Interest rate (fixed)                4.0%           4.0%            --            4.0%            --           4.5%            --

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

At December 31, 2000 and 1999, the Company had outstanding forward contracts as follows (amounts in thousands):

                                                     U.S. Dollar            U.S. Dollar Average
December 31, 2000                                  Contract Amount       Contractual Exchange Rate
-----------------                                  ---------------       -------------------------
Forward contracts:
(pay $U.S. / receive foreign currency):
         Australian dollar                            $ 12,400                   $   0.55
         New Zealand dollar                              4,000                       0.48
         Euro dollar                                     3,460                       0.89
         British pound                                   1,250                       1.49
                                                      --------
                                                      $ 21,110
                                                      ========

Forward contracts with synthetic option
(pay $U.S. / receive foreign currency):
         Euro dollar                                  $  9,660                   $   0.97
         British Pound                                   6,250                       1.59
         Australian dollar                               6,000                       0.64
         New Zealand dollar                              3,750                       0.43
                                                      --------
                                                      $ 25,660
                                                      ========

                                                     U.S. Dollar            U.S. Dollar Average
December 31, 1999                                  Contract Amount       Contractual Exchange Rate
-----------------                                  ---------------       -------------------------
Forward contracts
(pay $U.S./ receive foreign currency):
         Australian dollar                            $  2,054                   $   0.75
         British pound                                   6,997                       1.59
                                                      --------
                                                      $  9,051
                                                      ========

Forward contracts with synthetic option
(Pay $U.S. / receive foreign currency):
         Danish krone                                 $  2,278                   $   0.14
         Euro dollar                                     6,945                       0.93
         British pound                                   7,304                       1.66
         New Zealand dollar                              2,859                       0.55
         Australian dollar                               2,145                       0.66
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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY DATA -- QUARTERLY FINANCIAL DATA (Unaudited)

                                             Year Ended December 31, 2000
                                  1st Qtr        2nd Qtr       3rd Qtr       4th Qtr
                                         (In thousands, except per share data)
Revenue                           $  5,541       $ 19,390      $ 23,219      $ 10,583
Net income                          (1,502)         7,575         7,873         3,780
Earnings per share -- basic          (0.16)          0.79          0.82          0.41
Earnings per share - diluted         (0.16)          0.78          0.81          0.40

                                             Year Ended December 31, 1999
                                  1st Qtr        2nd Qtr       3rd Qtr       4th Qtr
                                          (In thousands, except per share data)
Revenue                           $  4,980       $ 17,038      $ 16,440      $  5,530
Net income                          (1,182)         6,540         4,873        (8,392)
Earnings per share -- basic          (0.12)          0.68          0.50         (0.87)
Earnings per share - diluted         (0.12)          0.67          0.50         (0.86)

The Financial Statements of the Company are submitted as a separate section of this Form 10-K on pages F-1 through F-25.

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
                  Consolidated Statements of Comprehensive
                           Income for the years ended
                           December 31, 2000, 1999, and 1998                     F-4
                  Consolidated Statements of Changes in Stockholders'
                           Equity for the years ended December 31, 2000,
                           1999 and 1998                                         F-5
                  Consolidated Statements of Cash Flows for the
                           years ended December 31, 2000, 1999, and 1998         F-6
                  Notes to Consolidated Financial Statements                     F-7 -- F-25

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

                                             AMBASSADORS INTERNATIONAL, INC.
                                             (Registrant)

Date: February 28, 2001                      By: /s/ Jeffrey D. Thomas
                                                 -------------------------------
                                             Jeffrey D. Thomas,
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                               Date
-------------------------------------------------------------------------------------------------

/s/ John A. Ueberroth                   President and
---------------------------             Chief Executive Officer                 September 6, 2001
John A. Ueberroth                           (Principal Executive Officer)


/s/ Peter V. Ueberroth                  Chairman of the Board                   September 6, 2001
---------------------------                 of Directors
Peter V. Ueberroth


/s/ Jeffrey D. Thomas                   Chief Financial Officer                 September 6, 2001
---------------------------                 (Principal Financial and
Jeffrey D. Thomas                           Accounting Officer)


/s/ James L. Easton                     Director                                September 6, 2001
---------------------------
James L. Easton


/s/ Rafer L. Johnson                    Director                                September 6, 2001
---------------------------
Rafer L. Johnson


/s/ John C. Spence                      Director                                September 6, 2001
---------------------------
John C. Spence


/s/ Richard D. C. Whilden               Director                                September 6, 2001
---------------------------
Richard D.C. Whilden

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


--------------------

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

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                    2000              1999              1998
REVENUE                                                          $    58,733       $    43,988       $    40,147

OPERATING EXPENSES:
     Selling and tour promotion                                       23,205            18,624            15,555
     General and administrative                                       20,660            19,243            15,577
     Restructuring and write-down of intangible assets                    --             8,107                --
                                                                 -----------       -----------       -----------
                                                                      43,865            45,974            31,132
                                                                 -----------       -----------       -----------

Operating income (loss)                                               14,868            (1,986)            9,015
                                                                 -----------       -----------       -----------

OTHER INCOME (EXPENSE):
     Interest and dividend income                                      5,681             3,814             3,620
     Realized and unrealized gain (loss)
          on foreign currency exchange contracts                      (1,565)               --               (26)
     Realized gain on sale of available-for-sale securities            7,933                --                --
     Other, net                                                          354             1,052               (71)
                                                                 -----------       -----------       -----------
                                                                      12,403             4,866             3,523
                                                                 -----------       -----------       -----------

Income before income taxes                                            27,271             2,880            12,538
Income tax provision                                                   9,545             1,041             4,304
                                                                 -----------       -----------       -----------

Income before cumulative effect of
     change in accounting principle                                   17,726             1,839             8,234
Cumulative effect of change in accounting principle,
     net of income taxes of $75                                           --                --               128
                                                                 -----------       -----------       -----------

Net income                                                       $    17,726       $     1,839       $     8,362
                                                                 -----------       -----------       -----------

EARNINGS PER SHARE - BASIC:
     Income before cumulative effect
          of change in accounting principle                      $      1.86       $      0.19       $      0.92
     Cumulative effect of accounting change                               --                --              0.01
                                                                 -----------       -----------       -----------

     Net income per share                                        $      1.86       $      0.19       $      0.93
                                                                 ===========       ===========       ===========

     Weighted-average common shares
          outstanding -- basic                                     9,541,814         9,717,627         8,938,812
                                                                 -----------       -----------       -----------

EARNINGS PER SHARE - DILUTED:
     Income before cumulative effect of
          change in accounting principle                                1.83       $      0.19       $      0.91
     Cumulative effect of accounting change                               --                --              0.01
                                                                 -----------       -----------       -----------

     Net income per share                                        $      1.83       $      0.19       $      0.92
                                                                 -----------       -----------       -----------

     Weighted-average common shares
          outstanding -- diluted                                   9,682,354         9,770,023         9,087,398
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

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                            COMMON STOCK         ADDITIONAL                UNEARNED    COMPREHEN-
                                       -----------------------    PAID-IN      RETAINED     COMPEN-   SIVE INCOME
                                         SHARES       AMOUNT      CAPITAL      EARNINGS     SATION       (LOSS)       TOTAL
                                       ----------   ----------   ----------   ----------  ----------  -----------   ----------
BALANCES, DECEMBER 31, 1997             6,768,223   $       68   $   13,761   $    8,727          --           --   $   22,556
   Stock options exercised                 18,184           --          177           --          --           --          177
   Stock grants issued                     12,500           --           98           --          --           --           98
   Tax benefit associated with
     stock grants and exercise of
     stock options                             --           --           95           --          --           --           95
   Stock issued for acquisition
     of subsidiaries                      277,927            3        5,592           --          --           --        5,595
   Stock issued for cash, net of
     offering costs                     2,838,700           28       70,320           --          --           --       70,348
   Other comprehensive loss,
     net of income taxes                       --           --           --           --          --   $     (182)        (182)
   Net income                                  --           --           --        8,362          --           --        8,362
                                       ----------   ----------   ----------   ----------  ----------   ----------   ----------

BALANCES, DECEMBER 31, 1998             9,915,534           99       90,043       17,089          --         (182)     107,049
   Stock options exercised                 60,037            1          560           --          --           --          561
   Stock issued as compensation            21,471           --          218           --           --          --          218
   Stock purchased and retired           (595,500)          (6)      (7,303)          --          --           --       (7,309)
   Tax benefit associated with
     stock grants and exercise of
     stock options                             --           --          110           --          --           --          110
   Stock issued for acquisition
     of subsidiaries                       76,145            1          889           --          --           --          890
   Additional consideration in
     satisfaction of purchase
     price contingencies                   19,216           --         (746)          --          --           --         (746)
   Other comprehensive income,
     net of income taxes                       --           --           --           --          --        5,657        5,657
   Net income                                  --           --           --        1,839          --           --        1,839
                                       ----------   ----------   ----------   ----------  ----------   ----------   ----------

BALANCES, DECEMBER 31, 1999             9,496,903           95       83,771       18,928          --        5,475      108,269
   Stock options exercised                 18,613            1          201           --          --           --          202
   Issuance of restricted stock           110,000            1        1,573           --  $   (1,574)          --           --
   Amortization of unearned
     compensation                              --           --           --           --         238           --          238
   Stock purchased and retired            (20,000)          (1)        (235)          --          --           --         (236)
   Tax benefit associated with
     stock grants and exercise of
     stock options                             --           --           28           --          --           --           28
   Additional consideration in
     satisfaction of purchase
     price contingencies                   70,808            1          717           --          --           --          718
   Other comprehensive loss,
     net of income taxes                       --           --           --           --          --       (5,074)      (5,074)
   Net income                                  --           --           --       17,726          --           --       17,726
                                       ----------   ----------   ----------   ----------  ----------   ----------   ----------

BALANCES, DECEMBER 31, 2000             9,676,324   $       97   $   86,055   $   36,654  $   (1,336)  $      401   $  121,871
                                       ==========   ==========   ==========   ==========  ==========   ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                2000           1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $ 17,726       $  1,839       $  8,362
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Write-down of intangible assets                             --          6,838             --
        Write-down of property and equipment                        --            270             --
        Gain on sale of available-for-sale securities           (7,933)            --             --
        Depreciation and amortization                            2,663          2,441          1,943
        Deferred income tax provision (benefit)                   (518)        (1,254)           450
        Loss on foreign currency exchange contracts              1,565             --             26
        Amortization of unearned compensation                      238             --             --
        Other, net                                                 (32)           287            193
        Change in assets and liabilities, net of effects
          of purchase of subsidiaries:
             Restricted cash equivalents                            --             40            (27)
             Accounts receivable                                   751            964            489
             Prepaid program costs and expenses                   (971)          (542)        (1,553)
             Other assets                                           --            159            162
             Accounts payable and accrued expenses               3,289          2,688         (1,927)
             Participants' deposits                             12,610            676            654
                                                              --------       --------       --------
               Net cash provided by operating activities        29,388         14,406          8,772
                                                              --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                          (1,578)        (1,658)        (2,148)
    Proceeds from sale of available-for-sale securities         87,717         60,169             --
    Purchase of available-for-sale securities                  (94,341)       (94,929)       (37,862)
    Purchase of other investments                                 (399)        (2,655)            --
    Cash paid for acquisition of subsidiaries, including
       contingent consideration, net of cash received             (790)        (3,962)        (6,554)
    Payment for covenant-not-to-compete agreement                  (38)        (1,271)          (250)
    Change in other assets                                          31              4            (57)
    Payments received on notes receivable, net                      --             --            162
                                                              --------       --------       --------
               Net cash used in investing activities            (9,398)       (44,302)       (46,709)
                                                              --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on note payable                                      (346)          (185)          (169)
    Proceeds from exercise of stock options                        202            561            177
    Purchase and retirement of common stock                       (236)        (7,309)            --
    Net proceeds from sale of common stock                          --             --         70,348
                                                              --------       --------       --------
               Net cash provided by (used in) financing
                  activities                                      (380)        (6,933)        70,356
                                                              --------       --------       --------
    Net increase (decrease) in cash and cash equivalents        19,610        (36,829)        32,419
    Cash and cash equivalents, beginning of year                18,461         55,290         22,871
                                                              --------       --------       --------

    Cash and cash equivalents, end of year                    $ 38,071       $ 18,461       $ 55,290
                                                              ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                    $     25       $     17       $     40
    Cash paid for income taxes                                   8,829          2,520          4,569

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

            - Ambassadors Performance Group -- Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services.

            - Ambassadors Services Group -- Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows.

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

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


        At December 31, 2000, the Company had outstanding forward contracts as follows (in thousands):

                                                 NOTIONAL
                    CURRENCY                      AMOUNT                 MATURES
            ------------------------             --------          ---------------------
            Forward contracts:

               Australian dollar                 $  3,000          January - April 2001
               Australian dollar                    9,400          April - June 2002
               New Zealand dollar                   4,000          May - July 2001
               Euro dollar                          3,460          May - July 2002
               British pound                        1,250          June - July 2002
                                                 --------

                                                 $ 21,110
                                                 ========

            Forward contracts with synthetic option:

               Euro dollar                       $  6,200          April 2001
               Euro dollar                          3,460          March - May 2002
               British pound                        5,000          May 2001
               British pound                        1,250          March - June 2002
               Australian dollar                    6,000          May - July 2001
               New Zealand dollar                   3,750          May - June 2001
                                                 --------

                                                 $ 25,660
                                                 ========

        At December 31, 1999, the Company had outstanding forward contracts as follows (in thousands):

                                                 NOTIONAL
                    CURRENCY                      AMOUNT                 MATURES
            ------------------------             --------          ---------------------
            Forward contracts:

               Australian dollar                 $  2,054          May 2000
               British pound                        6,997          April - July 2000
                                                 --------

                                                 $  9,051
                                                 ========

            Forward contracts with synthetic option:

               Danish Krone                      $  2,278          March - July 2000
               Euro dollar                          6,945          April - June 2000
               British pound                        7,304          May - June 2000
               New Zealand dollar                   2,859          May - July 2000
               Australian dollar                    2,145          June 2000
                                                 --------

                                                 $ 21,531
                                                 ========

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

   3.   INVESTMENTS:

        At December 31, 2000 and 1999, the cost and estimated fair values of the Company's investments in marketable equity securities and U.S. government and agency obligations were as follows (in thousands):

                                                                    GROSS         GROSS       FAIR VALUE/
                                                                  UNREALIZED    UNREALIZED     CARRYING
                                                       COST         GAINS         LOSSES         VALUE
                                                     --------     ----------    ----------    -----------
            December 31, 2000:
                   U.S. government and agency
                      obligations                    $ 87,240      $     --      $     --      $ 87,240
                                                     ========      ========      ========      ========

            December 31, 1999:
                   U.S. government and agency
                      obligations                    $ 72,420      $     --      $     --      $ 72,420
                                                     ========      ========      ========      ========

                   Marketable equity securities      $    263      $  9,060      $     --      $  9,323
                                                     ========      ========      ========      ========

        Substantially all U.S. government and agency obligations mature or are callable in 2001.

        During 2000, the Company sold its 15% interest in a joint venture whose sole investment was stock of an internet company that completed an initial public offering during 1999. The Company recorded a gain on the sale of this investment of approximately $7.9 million during 2000.

   4.   PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following at December 31, 2000 and 1999 (in thousands):


                                                                  2000           1999
                                                                --------       --------
            Office furniture, fixtures and equipment            $  4,049       $  2,879
            Computer equipment                                     4,825          4,479
            Leasehold improvements                                 1,334          1,327
                                                                --------       --------
                                                                  10,208          8,685
            Less accumulated depreciation and amortization        (5,604)        (4,072)
                                                                --------       --------

                                                                $  4,604       $  4,613
                                                                ========       ========

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

   5.   NOTES PAYABLE:

        In conjunction with certain acquisitions (see Note 11), the Company has issued unsecured notes payable which were outstanding at December 31, 2000 and 1999 as follows (in thousands):

                                                                      2000         1999
            Note payable, due in annual payments of $200
               plus interest of approximately 4.0% through 2002      $  400       $  600
            Note payable, due in quarterly payments of $50 plus
               interest at 6.5%                                          --          146
                                                                     ------       ------
                                                                        400          746
            Less: current portion                                      (200)        (346)
                                                                     ------       ------

            Notes payable, due after one year                        $  200       $  400
                                                                     ======       ======

        The holders of these notes are current or previous employees of the Company. Interest expense incurred on these notes payable was approximately $30,000, $17,000, and $28,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

   6.   INCOME TAXES:

        The provision (benefit) for income taxes for the years ended December 31, 2000, 1999, and 1998 consisted of the following (in thousands):

                                            2000           1999           1998
            Current:
                 Federal                  $  9,441       $  2,023       $  3,541
                 State                         622            272            313
             Deferred                         (518)        (1,254)           450
                                          --------       --------       --------

                                          $  9,545       $  1,041       $  4,304
                                          ========       ========       ========

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


        Components of the net deferred tax assets and liabilities are as follows (in thousands):

            DECEMBER 31, 2000                                     ASSETS      LIABILITIES       TOTAL
            -----------------                                    --------     -----------     --------
            Accrued vacation and compensation                    $    368                     $    368
            Depreciation                                                       $   (208)          (208)
            Unrealized loss on foreign currency exchange
              contracts                                               344                          344
            Amortization of goodwill and non-compete
              agreements                                              840                          840
            Net operating loss carryforwards                          156                          156
            Customer advances                                                      (471)          (471)
            Allowance for uncollectible accounts receivable           114                          114
                                                                 --------      --------       --------

            Total temporary differences and tax attributes       $  1,822      $   (679)      $  1,143
                                                                 ========      ========       ========

            DECEMBER 31, 1999                                     ASSETS      LIABILITIES       TOTAL
            -----------------                                    --------     -----------     --------
            Accrued vacation                                     $    104                     $    104
            Depreciation                                                       $   (289)          (289)
            Unrealized gain on marketable equity securities                      (3,353)        (3,353)
            Unrealized loss on foreign currency exchange
              contracts                                               136                          136
            Amortization of goodwill and non-compete
              agreements                                            1,088                        1,088
            Net operating loss carryforwards                          346                          346
            Customer advances                                                      (471)          (471)
            Allowance for uncollectible accounts receivable            48                           48
            Other                                                      61           (25)            36
                                                                 --------      --------       --------

            Total temporary differences and tax attributes       $  1,783      $ (4,138)      $ (2,355)
                                                                 ========      ========       ========

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

        Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been changed to the pro forma amounts indicated below (in thousands except per share data):


                                                           YEAR ENDED                  YEAR ENDED                  YEAR ENDED
                                                        DECEMBER 31, 2000           DECEMBER 31, 1999           DECEMBER 31, 1998
                                                     ----------------------      ----------------------      ----------------------
                                                        AS           PRO            AS           PRO            AS           PRO
                                                     REPORTED       FORMA        REPORTED       FORMA        REPORTED       FORMA
                                                     --------      --------      --------      --------      --------      --------
            Income before cumulative effect
              of change in accounting principle      $ 17,726      $ 16,341      $  1,839      $    800      $  8,234      $  7,648
            Cumulative effect of change in
              accounting principle                         --            --            --            --           128           128
                                                     --------      --------      --------      --------      --------      --------

            Net income                               $ 17,726      $ 16,341      $  1,839      $    800      $  8,362      $  7,776
                                                     ========      ========      ========      ========      ========      ========

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


                                                        YEAR ENDED             YEAR ENDED              YEAR ENDED
                                                    DECEMBER 31, 2000       DECEMBER 31, 1999       DECEMBER 31, 1998
                                                    ------------------      ------------------      ------------------
                                                       AS         PRO          AS         PRO          AS         PRO
                                                    REPORTED     FORMA      REPORTED     FORMA      REPORTED     FORMA
                                                    --------     -----      --------     -----      --------     -----
           Net income per share - basic:
             Income before cumulative effect
              of change in accounting principle      $ 1.86      $ 1.71      $ 0.19      $ 0.08      $ 0.92      $ 0.86
             Cumulative effect of accounting
              change                                     --          --          --          --        0.01        0.01
                                                     ------      ------      ------      ------      ------      ------

           Net income per share - basic              $ 1.86      $ 1.71      $ 0.19      $ 0.08      $ 0.93      $ 0.87
                                                     ------      ------      ------      ------      ------      ------

           Net income per share - diluted:
             Income before cumulative
               effect of change in accounting
               principle                             $ 1.83      $ 1.69      $ 0.19      $ 0.08      $ 0.91      $ 0.84
             Cumulative effect of accounting
               change                                    --          --          --          --        0.01        0.01
                                                     ------      ------      ------      ------      ------      ------

           Net income per share - diluted            $ 1.83      $ 1.69      $ 0.19      $ 0.08      $ 0.92      $ 0.85
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
           Expected option lives         6.0 years      5.9 years       10 years

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


        Stock option transactions are summarized as follows:

                                            NUMBER OF     WEIGHTED-AVERAGE    EXPIRATION
                                             SHARES        EXERCISE PRICE        DATE
                                           ----------     ----------------    ----------
           Balance, December 31, 1997         447,052          $10.39          2005-2007
               Granted                        247,100           24.43               2008
               Forfeited                      (33,779)          14.94
               Exercised                      (18,184)           9.82
                                           ----------          ------

           Balance, December 31, 1998         642,189           15.52          2005-2008
               Granted                        375,800           12.60               2009
               Forfeited                     (171,965)          15.61
               Exercised                      (60,037)           9.19
                                           ----------          ------

           Balance, December 31, 1999         785,987           14.61          2005-2009
               Granted                        384,375           13.38               2010
               Forfeited                      (87,362)          15.75
               Exercised                      (18,613)          10.83
                                           ----------          ------

           Balance, December 31, 2000       1,064,387          $14.12          2005-2010
                                           ==========          ======

        The following table presents information about the options as of December 31, 2000:


                                                                                           WEIGHTED-AVERAGE
                                                                                  ----------------------------------
                                               NUMBER OF         RANGE OF                                REMAINING
                                                SHARES        EXERCISE PRICE      EXERCISE PRICE        LIFE (YEARS)
                                               ---------     ---------------      --------------        ------------
           Exercisable options                    45,000     $ 5.85 -  8.78            $ 8.41               4.8
           Exercisable options                   151,499       8.79 - 11.70             10.09               7.0
           Exercisable options                    50,019      11.71 - 14.63             13.64               9.0
           Exercisable options                    56,150      14.64 - 17.55             15.10               7.7
           Exercisable options                    12,675      17.56 - 23.40             20.38               6.6
           Exercisable options                    20,225      23.41 - 26.33             26.25               7.5
           Exercisable options                    28,500      26.34 - 29.25             29.15               7.3
                                               ---------     --------------            ------
               Total exercisable                 364,068       5.85 - 29.25             13.89

           Unexercisable options                 109,988       8.79 - 11.70             10.36               7.0
           Unexercisable options                 476,431      11.71 - 14.63             13.36               9.0
           Unexercisable options                  55,650      14.64 - 17.55             15.63               7.7
           Unexercisable options                  10,750      17.56 - 23.40             20.38               6.6
           Unexercisable options                  19,550      23.41 - 26.33             26.25               7.5
           Unexercisable options                  27,950      26.34 - 29.25             29.15               7.3
                                               ---------     --------------            ------

               Total all options               1,064,387     $ 5.85 - 29.25            $14.12               8.0
                                               =========     ==============            ======             =====

           Exercisable, December 31, 1999        248,513                               $13.19
                                               =========                               ======

           Exercisable, December 31, 1998        171,514                               $ 9.97
                                               =========                               ======

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

        All of the above acquisitions have been accounted for using the purchase method of accounting. The results of operations of these companies have been included in the consolidated statement of income since their respective dates of acquisition. The contingent consideration to be paid is dependent upon the success of the acquired companies' programs. Additionally, contingent consideration for certain of the acquisitions included provisions for additional stock or cash to be paid if the market value of the Company's common stock declined below an established value at a specified future date. All of the contingent consideration, except for any associated with the market value of the Company's stock, will be accounted for as goodwill and will be amortized accordingly when, and if, the contingency is removed and additional consideration is paid. Additional consideration paid related to market value contingencies are recorded as an adjustment to stockholders' equity. During the years ended December 31, 2000 and 1999, the Company paid approximately $790,000 and $1,581,000, respectively, and issued 70,808 and 19,216 shares of stock, respectively, as contingent consideration related to prior acquisitions. As a result of these contingencies, the original purchase price of these acquisitions was adjusted by approximately $896,000 and $1,761,000 during the years ended December 31, 2000 and 1999, respectively.

        The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the 1999 acquisitions had occurred at January 1, 1998 (in thousands except per share data):

                                                  1999          1998
           Revenue                              $ 44,866      $ 43,463
                                                ========      ========

           Net income                           $  1,165      $  8,562
                                                ========      ========

           Net income per share - basic         $   0.12      $   0.95
                                                ========      ========

           Net income per share -- diluted      $   0.12      $   0.93
                                                ========      ========

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

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


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

                                                                 2000            1999            1998
           Numerator:
             Income before cumulative effect of change
                in accounting principle                       $   17,726      $    1,839      $    8,234
             Cumulative effect of accounting change                   --              --             128
                                                              ----------      ----------      ----------

             Net income for basic and diluted earnings
                per share                                     $   17,726      $    1,839      $    8,362
                                                              ==========      ==========      ==========

           Denominator:
             Weighted-average shares outstanding - basic       9,541,814       9,717,627       8,938,812
             Effect of dilutive common stock options              97,999          52,396         148,586

             Effect of dilutive common stock grants               42,541              --              --
                                                              ----------      ----------      ----------

             Weighted-average shares outstanding --
                diluted                                        9,682,354       9,770,023       9,087,398
                                                              ==========      ==========      ==========

           Earnings per share - basic:
             Income before cumulative effect of change
                in accounting principle                       $     1.86      $     0.19      $     0.92
             Cumulative effect of accounting change                   --              --            0.01
                                                              ----------      ----------      ----------

           Net income per share -- basic                      $     1.86      $     0.19      $     0.93
                                                              ==========      ==========      ==========

           Earnings per share - diluted:
             Income before cumulative effect of change
                in accounting principle                       $     1.83      $     0.19      $     0.91
             Cumulative effect of accounting change                   --              --            0.01
                                                              ----------      ----------      ----------

           Net income per share -- diluted                    $     1.83      $     0.19      $     0.92
                                                              ==========      ==========      ==========

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

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


  15.    RESTRUCTURING PLAN:

         During the fourth quarter of 1999, in connection with management's decisions to close certain offices to improve operating efficiencies and reduce costs and to outsource the merchandising business, the Company recorded a restructuring charge and a write-down of intangible assets totaling approximately $8.1 million. Cash spent on the restructuring was funded from operations during 2000 and 1999. The restructuring plan involved the elimination of approximately 60 positions, the write-down of intangible assets and property and equipment and the consolidation of offices as follows (in thousands):


                                          RESTRUCTURING                  RESERVE                      RESERVE
                                              AND                       BALANCE AT                   BALANCE AT
                                CASH/      IMPAIRMENT       1999       DECEMBER 31,      2000       DECEMBER 31,
                              NON-CASH       CHARGE       ACTIVITY         1999        ACTIVITY         2000
                              --------    -------------   --------     ------------    --------     ------------
Write-down of intangible
     assets                   Non-cash      $  6,838      $ (6,838)      $     --      $     --       $     --
Severance and related
     charges                    Cash             700          (134)           566          (566)            --
Consolidation of offices        Cash             299           (27)           272          (272)            --
Write-down of property
   and equipment              Non-cash           270          (270)            --            --             --
                                            --------      --------       --------      --------       --------

Total                                       $  8,107      $ (7,269)      $    838      $   (838)      $     --
                                            ========      ========       ========      ========       ========

        The total restructuring charges, excluding intangibles, incurred by the Performance and Services Groups were approximately $487,000 and $782,000, respectively. These charges consisted of severance and related charges, expenses incurred in closing offices and the write-down of property and equipment associated with the closure of those offices. The write-down of intangible assets included goodwill and non-compete contracts and totaled approximately $4.4 million in the Performance Group and approximately $2.4 million in the Services Group.

        The write-down of the Performance Group's intangible assets, approximating $4.4 million, consisted of the remaining goodwill balances relating to five previous acquisitions that were being operated from the Minneapolis location that was closed in December 1999 as a result of losing a majority of customers. All administrative staff was terminated.

        The write-down of Services Group's intangible asset, approximating $2.4 million, consisted of a partial write-down of goodwill on one acquisition that was previously being operated from the Boston office. The Boston office was closed in December of 1999 due to a significant number of clients not renewing their contracts. Administrative staff was either terminated or relocated to the Atlanta location.

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