Form 10-Q
period 2001-09-30
AMBASSADORS INTERNATIONAL INC
filed 2001-11-08
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number 0-26420

AMBASSADORS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1688605

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Dwight D. Eisenhower Building 110 South Ferrall Street Spokane, Washington	99202

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (509) 534-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]         No [   ]

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common shares outstanding as of October 29, 2001: 9,836,393

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

AMBASSADORS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
September 30, 2001 and December 31, 2000
(dollars in thousands)

	September 30,	December 31,
	2001	2000

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$34,325	$38,071
Restricted cash equivalents	112	112
Available-for-sale securities	103,796	87,240
Accounts receivable	4,549	4,146
Prepaid program costs and expenses	8,264	6,839
Deferred income taxes	1,534	355

Total current assets	152,580	136,763
Property and equipment, net	4,393	4,604
Other investments	1,032	3,406
Goodwill and covenant not-to-compete, net of $3,820 and $3,035 of accumulated amortization	23,704	22,722
Deferred income taxes	788	788
Other assets	89	107

Total assets	$182,586	$168,390

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
September 30, 2001 and December 31, 2000
(dollars in thousands)

	September 30,	December 31,
	2001	2000

	(UNAUDITED)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,439	$4,344
Accrued expenses	16,386	5,489
Participants’ deposits	18,730	35,358
Note payable, current portion	—	200
Foreign currency exchange contracts	608	928

Total current liabilities	41,163	46,319
Note payable, due after one year	200	200

Total liabilities	41,363	46,519

Total stockholders’ equity	141,223	121,871

Total liabilities and stock-holders’ equity	$182,586	$168,390

The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
for the three and nine months ended September 30, 2001 and 2000
(in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$55,189	$48,150	$22,549	$23,219

Operating expenses:
Selling and tour promotion	15,578	15,687	6,283	6,940
General and administrative	16,399	13,966	5,223	4,723

	31,977	29,653	11,506	11,663

Operating income	23,212	18,497	11,043	11,556

Other income (expense):
Interest and dividend income	4,756	4,183	1,319	1,421
Other, net	8,798	(1,225)	131	(724)

	13,554	2,958	1,450	697

Income before income taxes	36,766	21,455	12,493	12,253
Provision for income taxes	12,500	7,509	4,247	4,380

Net income	$24,266	$13,946	$8,246	$7,873

Net income per share — basic	$2.52	$1.46	$0.85	$0.82

Weighted-average common shares — basic	9,613	9,535	9,672	9,556

Net income per share — diluted	$2.44	$1.45	$0.82	$0.81

Weighted-average common shares — diluted	9,952	9,634	10,018	9,771

The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
for the three and nine months ended September 30, 2001 and 2000
(dollars in thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income	$24,266	$13,946	$8,246	$7,873
Change in unrealized gain (loss) on marketable equity security, net of income tax benefit (provision) of $698, $418, $523 and $(1,314)	(1,189)	(709)	(891)	2,238
Change in unrealized gains (losses) on foreign currency exchange contracts, net of income tax benefit (provision) of $481, $90, $(78) and $85	(819)	(152)	133	(144)

Comprehensive income	$22,258	$13,085	$7,488	$9,967

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
for the nine months ended September 30, 2001 and 2000
(in thousands)

	2001	2000

Cash flows from operating activities:
Net income	$24,266	$13,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,819	1,783
Gain on sale of other investments	(8,306)	—
Compensation expense on stock grants	443	136
Other, net	—	1,558
Change in assets and liabilities:
Accounts receivable	(403)	1,160
Prepaid program costs and expenses	(3,044)	(1,053)
Accounts payable and accrued expenses	11,679	1,870
Participants’ deposits	(16,628)	(45)

Net cash provided by operating activities	9,826	19,355

Cash flows from investing activities:
Purchase of property and equipment	(823)	(785)
Proceeds from the sale of equipment	—	6
Purchase of available-for-sale securities	(88,331)	(55,843)
Proceeds from sale or maturities of available-for-sale securities	73,682	63,250
Proceeds from the sale of other investments	7,205	—
Purchase of other investments	(320)	—
Net cash paid for acquisition of subsidiaries and covenant-not-to-compete agreements	(1,454)	(708)
Change in other assets	18	—

Net cash provided by (used in) investing activities	(10,023)	5,920

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
for the nine months ended September 30, 2001 and 2000
(in thousands)

	2001	2000

Cash flows from financing activities:
Dividends paid on common stock	$(5,133)	$—
Payments on long-term debt	(200)	(346)
Proceeds from exercise of stock options	1,784	127
Purchase and retirement of common stock	—	(235)

Net cash used in financing activities	(3,549)	(454)

Net increase (decrease) in cash and cash equivalents	(3,746)	24,821
Cash and cash equivalents, beginning of period	38,071	18,461

Cash and cash equivalents, end of period	$34,325	$43,282

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Ambassadors International, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission on Form 10-K/A.

In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at September 30, 2001 and the consolidated results of operations and comprehensive income for three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

2.	PRINCIPLES OF CONSOLIDATION

Ambassadors International, Inc. (the Company) is an educational travel, travel services and performance improvement company. The Company’s operations are classified in the following segments:

•	Ambassadors Education Group — Promotes and organizes international educational travel and sports programs for students, athletes and professionals.

•	Ambassadors Performance Group — Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs, and corporate meeting management services.

•	Ambassadors Services Group — Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows.

The Company was founded in 1967 and was reincorporated in Delaware in 1995. The Education Group represented the entire operations of the Company until 1996 when the Performance Group commenced operations. The Services Group commenced operations in 1998.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	INCOME PER SHARE:

Net income per share — basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share — diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

The following table presents a reconciliation of basic and diluted earnings per share (EPS) computation (in thousands, except per share data):

	Nine months Ended		Three Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:
Net income for basic and diluted earnings per share	$24,266	$13,946	$8,246	$7,873

Denominator:
Weighted-average shares — basic	9,613	9,535	9,672	9,556
Effect of dilutive common stock options and grants(A)	339	99	346	215

Weighted-average shares — diluted	9,952	9,634	10,018	9,771

Earnings Per Share:
Net income per share — basic	$2.52	$1.46	$0.85	$0.82

Net income per share — diluted	$2.44	$1.45	$0.82	$0.81

(A)	For the three months ended September 30, 2001 and 2000, respectively, there were approximately 117,000 and 144,000 additional stock options outstanding, respectively. For the nine-months ended September 30, 2001 and 2000, there were approximately 297,000 and 246,000 additional stock options outstanding, respectively. The effects of the shares, which would be issued upon the exercise of these options, have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	INCOME PER SHARE (continued):

               been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

4.	BUSINESS SEGMENTS:

The Company operates the Education Group, Performance Group and Services Group segments. Corporate and other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Education, Performance and Services Groups. Selected financial information related to these segments is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Education Group	$41,777	$34,765	$19,338	$19,114
Performance Group	8,489	8,053	1,869	2,332
Services Group	4,923	5,104	1,342	1,749
Corporate and Other		228		24

Total	$55,189	$48,150	$22,549	$23,219

Operating Income (Loss):
Education Group	$25,089	$19,037	$12,379	$12,182
Performance Group	967	1,565	(342)	112
Services Group	54	(105)	(204)	(4)
Corporate and Other	(2,898)	(2,000)	(790)	(734)

	$23,212	$18,497	$11,043	$11,556

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.	DIVIDEND:

On February 12, 2001, the Company declared a special dividend because of the non-recurring profit achieved by the Company on the sale of its investment in GetThere.com during the year ended December 31, 2000. The $5.1 million dividend was paid during the first quarter of 2001 to shareholders of record on February 28, 2001.

6.	SALE OF INVESTMENT:

During June 2001, the Company sold its ownership stake in a joint venture that owned capital stock in Scheduled Airlines Traffic Offices, Inc. (SatoTravel) to Navigant International, Inc. (Navigant)(Nasdaq: FLYR). The Company received approximately $7.2 million in cash, approximately 237,000 shares of common stock of Navigant and recorded a gain of approximately $8.3 million in other income ($5.5 million net of income taxes). The agreement also provides for an additional $1.4 million payment of cash and stock to be paid to the Company if SatoTravel, as a subsidiary of Navigant, achieves certain revenue objectives by June 14,2002.

7.	SUBSEQUENT EVENTS:

The Company is considering a transaction in which it would spin-off its wholly owned subsidiary, Ambassadors Group, Inc., formerly named Ambassadors Education Group, Inc. (“Education Group”). Pursuant to this potential spin-off, the stockholders of the Company would receive a distribution of all of the common stock of the Education Group. If the spin-off occurs, the Company expects that a public market would exist for Education Group’s common stock and, therefore, each stockholder would then own shares of common stock of two publicly-held corporations. If the spin-off occurs, the Education Group will file to register its shares with the Securities and Exchange Commission and file an application to have its common stock listed on Nasdaq.

The events of September 11, 2001 severely and negatively impacted the Company in several ways. As a direct result, the Company undertook a major reduction in force in early October 2001 and enacted a pay reduction for senior management of the Company as well as its subsidiaries. The Company also during October 2001 adjusted and revised virtually all of its marketing plans for 2002, due to the significantly changed global circumstances. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.	NEW ACCOUNTING PRONOUNCEMENTS:

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. Upon Adoption of SFAS 142, goodwill and certain other intangible assets will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill and certain other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002. The Company has not yet determined what the impact of SFAS 142 will be on the Company’s results of operations and financial position.

On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company adopted this statement during the third quarter of fiscal 2001. The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements. A forward-looking statement may contain words such as “will continue to be,” “will be,” “continue to,” “expect to,” “anticipates that,” “to be” or “can impact.” Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those projected in forward-looking statements.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

GROSS PROGRAM RECEIPTS

Gross program receipts decreased to $58.2 million in the third quarter of 2001 from $65.8 million in the third quarter of 2000. The $7.5 million decrease is the result of decreases in gross program receipts in the Performance, Education and Services Groups. Performance and Services Group’s gross program receipts decreased by $4.2 and $0.5 million, respectively, due to operating fewer programs in the third quarter of 2001 in comparison to the third quarter of 2000. In addition, gross program receipts of Education Group decreased by $2.8 million due to decreased participants traveling in the third quarter of 2001 in comparison to the third quarter of 2000.

NET REVENUE

Net revenue decreased to $22.5 million in the third quarter of 2001 from $23.2 million in the third quarter of 2000, a decrease of $0.7 million. Performance and Services Groups operated fewer programs which resulted in a decrease of $0.5 million and $0.4 million, respectively. This decrease quarter over quarter was offset by an increase in the Education Group totaling $0.2 million due to increased margins on programs traveled during the third quarter of 2001.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses decreased to $6.3 million in the quarter ended September 30, 2001 from $6.9 million in the comparable quarter of 2000. The $0.6 million decrease was the result of reduced expenses in Services, Education and Performance Groups.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased during the third quarter of 2001 to $5.2 million from $4.7 million in the third quarter of 2000. The increase of $0.5 million was primarily the result of the Education Group to support increased customer base.

OPERATING INCOME

Operating income decreased to $11.0 million in the quarter ended September 30, 2001 from $11.6 million in the comparable quarter of 2000. The decrease of $0.6 million is the result of changes as described above.

OTHER INCOME/EXPENSE

Other income in 2001 consisted primarily of interest income generated by cash and short-term investments. As of September 30, 2001, the Company had $138.2 million in cash, cash equivalents and short-term investments, an increase of $21.7 million from $116.5 million at December 31, 2000. The Company realized interest income of $1.3 million in the third quarter of 2001, compared to $1.4 million in the comparable quarter of 2000. Although the Company cash and investment balance has increased, interest income is comparable due to lower rates of return in the quarter ended September 30, 2001 in comparison to the quarter ended September 30, 2000.

Other income during the third quarter of 2000 included $0.9 million of unrealized losses on certain foreign currency contracts. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase expectations. Certain of these contracts do not qualify for hedge accounting and therefore unrealized gains and losses are recorded in other income/expense.

INCOME TAXES

The Company has recorded an income tax provision of approximately $4.2 million for the third quarter of 2001 in comparison to $4.4 million for the third quarter of 2000. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

NET INCOME

Net income increased to $8.2 million in the quarter ended September 30, 2001 from $7.9 million in the comparable quarter of 2000. The increase of $0.3 million is the result of changes as described above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

GROSS PROGRAM RECEIPTS

Gross program receipts increased to $158.4 million in the nine month period ended September 30, 2001 from $142.8 million in the same period of 2000, an increase of $15.6 million, or 11%. The Education Group increased $16.6 million, or 17%, as a result of increased traveled participants. This increase was partially offset by decreases within the Performance and Services Groups approximating $0.7 million and $0.3 million, respectively.

NET REVENUE

Net revenue increased to $55.2 million in the nine month period ended September 30, 2001 from $48.2 million in the same period of 2000. This $7.0 million increase is primarily the result of increased participants within the Education Group in the nine month period ended September 30, 2001 as compared to the same period of 2000.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses are comparable for the nine month periods ended September 30, 2001 and 2000 totaling $15.6 million and $15.7 million, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $16.4 million in the nine month period ended September 30, 2001 from $14.0 million during the comparable period in 2000, an increase of $2.4 million. Corporate related expense increased costs totaling $1.6 million associated with the consideration of spinning-off its wholly owned subsidiary, the Education Group (see Note 7), and incurring unearned compensation expense related to stock grants. Additionally, both the Education and Performance Groups increased $0.7 million and $0.3 million, respectively, partially due to increased personnel expenses to further support the increased customer base. These increases were partially offset by a decrease within the Services Group of approximately $0.2 million.

OPERATING INCOME

Operating income increased to $23.2 million in the nine month period ended September 30, 2001 from $18.5 million in the comparable period of 2000. The increase of $4.7 million is the result of changes as described above.

OTHER INCOME/EXPENSE

Other income in 2001 consisted primarily of interest income generated by cash and short-term investments. As of September 30, 2001, the Company had $138.2 million in cash, cash equivalents and short-term investments, an increase of $21.7 million from $116.5 million at December 31, 2000. As a result of increased cash partially offset by lower rates of return of investments, the Company realized interest income of $4.8 million in the nine month period ended September 30, 2001, compared to $4.2 million in the comparable period of 2000.

Other income during 2001 also included realized gain on sale of the Company’s investment in SatoTravel of approximately $8.3 million (See Note 6).

Other income during 2000 also included $1.6 million of unrealized losses on certain foreign currency contracts. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase expectations. Certain of these contracts do not qualify for hedge accounting and therefore unrealized gains and losses are recorded in other income/expense.

INCOME TAXES

The Company has recorded an income tax provision of approximately $12.5 million for the nine-month period ended September 30, 2001 in comparison to $7.5 million for the comparable period in 2000. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

NET INCOME

Net income increased to $24.3 million in the nine-month period ended September 30, 2001 from $13.9 million in the comparable period of 2000. The increase of $10.3 million is the result of changes as described above.

SEASONALITY

The Company’s businesses are seasonal. The majority of the Company’s travel programs occur in May through July of each year. The Company historically has earned more than three-quarters of its annual revenues in the second and third quarters, which has more than offset operating losses incurred during the rest of the year. The Company anticipates that this trend will continue for the foreseeable future.

FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

At this point, due in part to the lack of predictability of future travel, business mix and yields, the Company is unable to fully estimate the impact on it of the events of September 11, 2001 and their consequences. However, given the magnitude of these unprecedented events and the possible subsequent effects, the Company expects that the adverse impact to the Company’s financial condition, its operations and its prospects will be material and could be highly material.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by operations for the nine month period ended September 30, 2001 and 2000 was approximately $9.8 million and $19.4 million, respectively. The decrease of $9.5 million in operating cash flows primarily relates to a decrease in Education Group participants’ deposits.

Net cash used in investing activities for the nine month period ended September 30, 2001 was $10.0 million compared to net cash provided by investing activities for the comparable period in 2000 of $5.9 million, a decrease of $15.9 million. The decrease was primarily due to the purchase of available-for-sale securities from $55.8 million in 2000 to $88.3 million in 2001. The impact of such purchases on cash flows from investing activities was reduced primarily by proceeds received from the sale or maturity of other investments (including net proceeds from the sale of an investment in SatoTravel in 2001 approximating $7.2 million). These proceeds aggregated approximately $80.9 million and $63.3 million for the nine month periods ended September 30, 2001 and 2000, respectively.

Net cash used in financing activities for the nine month period ended September 30, 2001 was $3.5 million compared to $0.5 million for the comparable period in 2000. The increase in cash used of $3.0 million was primarily due to the dividend paid on common stock (See Note 5).

The Company does not have any material capital expenditure commitments for 2001. However, the terms of the Company’s acquisitions of certain businesses include contingent consideration, which could range up to approximately $1.5 million in 2002. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

The Company has a credit facility available with Bank of America, with a current limit of up to $50.0 million for foreign currency purchases and forward contracts. This credit facility is renewable annually.

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing. The Company does not believe that any such repurchases will have a significant impact on the Company’s liquidity.

At September 30, 2001, the Company had approximately $138.2 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $18.7 million. Under the Company’s cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of cancellation.

Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company’s anticipated operating needs, capital expenditures, stock repurchases and acquisitions at least for the ensuing year.

FOREIGN CURRENCY; HEDGING POLICY

The substantial majority of the Education Group’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. All of the Company’s derivatives are designated as cash flow hedges of forecasted transactions. The Company has a $50.0 million credit facility to support foreign currency purchases and foreign exchange forward contracts.

The Company accounts for these foreign exchange contracts and options with the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” For qualifying cash flow hedge transactions, the effective portion of any unrealized gains or losses on foreign exchange contracts are recorded as other comprehensive income or loss and are accumulated as a component of stockholders’ equity. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges as define by SFAS 133 are recorded in the statements of income.

PART II — OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not presented, as they are not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K:

               No reports on Form 8-K were filed for the nine months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC.

Date: November 7, 2001	By:	/s/Jeffrey D. Thomas

Jeffrey D. Thomas, Chief Financial Officer