Form 10-K405
period 2001-12-31
AMBASSADORS INTERNATIONAL INC
filed 2002-03-27
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to                                   .

Commission file number: 0-26420

AMBASSADORS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1688605 (I.R.S. Employer Identification No.)

1071 Camelback Street Newport Beach, CA 92660	92660
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:         (949) 759-5900

Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value
Title of Each Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the Nasdaq Stock Market on March 7, 2002, was $63,050,387. The number of shares of the registrant’s Common Stock outstanding as of March 7, 2002 was 9,821,686.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1. Business

Overview

Ambassadors International, Inc., a Delaware corporation, is a leading educational travel, travel services, and performance improvement company which, through its wholly owned subsidiaries, was engaged primarily in the business of (i) promoting and organizing international educational travel and sports programs for students, athletes and professionals (“Ambassadors Group”); and is engaged in (ii) developing, marketing and managing meetings and incentive programs for a nationwide roster of corporate clients, utilizing incentive travel, merchandise award programs and corporate meeting management services (the “Performance Group”); and (iii) providing comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows (the “Services Group”).

During 2001 and the years presented, Ambassadors Group was comprised of the Company’s wholly-owned subsidiary, Ambassadors Education Group, Inc., a Delaware corporation (“AEG”), which, during 2001, changed its name to Ambassadors Group, Inc. (“AGI”). Ambassadors Group’s wholly-owned subsidiaries consisted of Ambassador Programs, Inc., a Delaware corporation (“API”), and Ambassadors Sports Group, Inc., a Delaware corporation (“ASG”). The Performance Group is comprised of the Company’s wholly owned subsidiary, Ambassadors Performance Group, LLC, a Delaware corporation (“APG”). The Services Group is comprised of the Company’s wholly-owned subsidiary, Ambassadors Services Group, Inc. (“ASGI”). References to the Company herein include Ambassadors International, Inc. and its subsidiaries, unless the context otherwise requires.

The Company was originally incorporated in the State of Washington in 1967 under the name International Ambassador Programs, Inc. to provide international educational travel programs for students and professionals. The Company was reincorporated in the State of Delaware in 1995. The Company’s principal executive offices are located at 1071 Camelback Street, Newport Beach, California, 92660-3228 and its telephone number is (949) 759-5900.

Ambassadors Group

Ambassadors Group has been active since the Company was founded in 1967. The Ambassadors Group consists of several specialized private-label travel programs, including (i) the “People to People Student Ambassador Programs” (“Student Ambassador Programs”), which provide opportunities for grade school, junior high, and senior high students to visit foreign countries to learn about the history, government, economy and culture of such countries, (ii) the “People to People Sports Ambassador Programs” (“Sports Ambassador Programs”), which provide opportunities for junior high and senior high school athletes to participate in domestic and international sports travel programs, and (iii) the “People to People Ambassador Programs” (“Professional Exchange Programs”), which provide foreign travel experiences for professionals, with emphasis on meetings and seminars between participants and persons in similar professions abroad. See “Business-Education Group.”

Since 1983, AGI has organized programs for more than 188,000 students, athletes and professionals in more than 35 countries on 5 continents. The Company’s educational travel programs feature visits to such countries as Australia, China, France, Germany, Great Britain, Italy and New Zealand. In 2001, over 25,800 participants traveled on the Company’s educational programs.

A majority of Ambassadors Group’s programs are organized in connection with People to People International (“People to People”), a private, non-profit organization dedicated to the promotion of world peace through cultural exchange. People to People was founded by President Dwight D. Eisenhower in 1956 and was originally administered by the U.S. State Department. Seven U.S. Presidents since President Eisenhower have served as Honorary Chairman of People to People, including President George W. Bush, who currently holds that position. Mary Eisenhower, the Chief Executive Officer of People to People, also continues her grandfather’s legacy by serving the organization. Subject to certain exceptions, the Company’s agreements with People to People give the Company the exclusive right to develop and conduct programs for kindergarten through college age students using the People to People name and the non-exclusive right to develop and conduct programs for professionals using the People to People name. The Company extended its agreements with People to People through the year 2010 and may further extend the agreements through 2020. The Company believes that its long association with People to People has been a major factor in its ability to provide quality educational student, athlete, and professional travel programs, and that this relationship provides the Company with greater access to foreign governmental agencies, officials and institutions.

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

On January 25, 2002, the Company’s Board of Directors formally approved a plan to spin-off its educational travel segment, Ambassadors Group, Inc., into a fully independent and separate company. The Board of Directors also declared a dividend of AGI’s common stock for each outstanding share of the Company’s common stock. The distribution of AGI’s common stock was intended to be tax-free to the Company and to the Company’s stockholders, and the Company has received a favorable Internal Revenue Service private letter ruling to that effect. The Company distributed all of AGI’s common stock to its stockholders. The Company has entered into agreements with AGI to provide for the separation of AGI’s business operations from the Company. These agreements between the Company and AGI also govern various interim and ongoing relationships. The trading of the common stock of AGI on the Nasdaq National Market began on March 1, 2002 under the ticker symbol “EPAX”. The Company will reflect the effects of the spin-off on assets and earnings in its next quarterly filing under the Securities Exchange Act of 1934. The proforma effects of the spin-off on the Company’s financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 are included in Note 15 to the Consolidated Financial Statements.

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

Services Group

The Company’s Services Group operates its hotel reservation, registration, and other services business for conventions, tradeshows and large specialty events through ASGI. The Services Group commenced operations in 1998 through the acquisition of two existing hotel reservation companies. Through the acquisition of an existing company in 1999, ASGI added pre-registration and on-site registration services to its list of services offered. Also during 1999, pursuant to a restructuring plan, the Services Group’s operations located in Boston, Massachusetts were consolidated with the operations in Atlanta, Georgia, and the finance and accounting functions were consolidated into the Newport Beach, California office.

The Services Group provides comprehensive hotel reservation, registration, and other services for large event planners. The hotel services include negotiating hotel room blocks, creating sub-blocks and fulfilling thousands of requests for hotel rooms for large citywide events. Hotel reservation requests are received by mail, fax and over the telephone by the Company’s call center staff. The Services Group accepts reservation requests over the Internet and by e-mail and,through proprietary technology seamlessly utilizes the Internet to book hotel reservations. This technology also enables clients, attendees, and hotel partners to obtain real-time reports and information over the Internet at any time.

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

Business

Ambassadors Group

Through Ambassadors Group, the Company organized and promoted educational travel programs for students, adults and athletes, principally using the People to People name. Ambassadors Group has the exclusive right to develop and conduct programs for kindergarten through college age students using the People to People name. Ambassadors Group also has the non-exclusive right to develop, market and operate programs for professionals using the People to People name; however, at the present time the Company is the only entity that has been given this right by People to People. These rights have been granted pursuant to agreements with People to People, which expire in 2010 and, at the election of the Company, may be further extended through 2020. The principal offices of the Company’s Ambassadors Group are located in Spokane, Washington.

The Company also operates certain specialty travel programs for domestic travel markets. Ambassadors Group has entered into an alliance with Yosemite National Institutes, a non-profit organization with operations in Yosemite National Park, Olympic National Park and Golden Gate National Recreation Area. The agreement with Yosemite National Institutes is exclusive, except that Yosemite National Institutes may conduct its own programs. Ambassadors Group also has an agreement with the Amateur Athletic Union to provide international travel for its players. These programs have included travel to Spain, Switzerland, Austria, and Italy for athletes to play basketball games against the host countries’ national teams. The agreements with Yosemite National Institute and the Amateur Athletic Union have not generated significant revenues.

Student Ambassador Programs. The Company’s Student Ambassador Programs provide an opportunity for students in the fifth through twelfth grades to travel domestically or visit one or more foreign countries to learn about the history, government, economy and culture of such countries. The Company markets its Student Ambassador Programs through a combination of direct mail and local informational meetings from August through February. Representatives of the Company review candidate applications and conduct selection interviews throughout the country, after which accepted applicants participate in orientation meetings to prepare for their program.

Student Ambassador Program delegations depart during the summer months, May through August, and generally travel for approximately 14-23 days, during which time each delegation visits one or more foreign countries. Each delegation generally consists of approximately 30-40 students and several teachers, who act as the delegation’s leaders. Teachers and students comprising a delegation generally come from the same locale. Local guides in each country assist the delegation in their travels.

Programs are designed by the Company’s staff of international planners and researchers to provide an educational and entertaining travel experience by exposing students to the history, government, economy and culture of the country or countries visited. In each country, the Company contracts with overseas program coordinators to provide day-to-day oversight of the programs. Additionally, a local guide trained by the Company accompanies the group throughout the duration of its program. In most instances, the Company also arranges to provide students the opportunity for a homestay (a brief stay with a host family) which gives students a glimpse of daily life in the visited country.

Students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities recognizing academic credit include Stanford University, University of California, Los Angeles, and Georgetown University. All students who successfully complete the program are eligible to receive up to 40 Service Learning Credits, which has become a graduation requirement in many curriculums countrywide.

Sports Ambassador Programs. The Company’s Sports Ambassador Programs provide an opportunity for athletes to explore the host country’s culture and to participate in international tournaments with teams from across the world in up to 12 different sports. Athletes’ ages range from 11 to 19 years. The Company markets its Sports Ambassador Programs through a combination of direct mail and local informational meetings. Interested athletes apply to the program and are interviewed by representatives of the Company. After which, the selected athletes are accepted for the program.

Participants in the Sports Ambassador Programs depart during the summer months and travel for 9 to 14 days. Teams are formed based on gender and age. Most teams are comprised of athletes from different states. During a 3 to 4-day training camp, all athletes participate in an individual skill assessment, after which rosters are formed to ensure balanced and competitive teams. After the formation of rosters, the balance of the training camp focuses on team practice and fundamentals, in preparation for the ensuing tournament competition. In each tournament, the Company contracts with overseas tournament organizers to provide day-to-day oversight of the programs. Additionally, athletes are exposed to international culture through Company-arranged educational excursions.

Athletes in grades 6 through 12 who complete certain written assignments and projects can receive high school and university credit for their participation in the program. All athletes who successfully complete the program are eligible to receive up to 40 Service Learning Credits, which has become a graduation requirement in many curriculums countrywide.

Professional Programs. The Company’s Professional Programs provide professionals with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens who have similar backgrounds, interests or professions. The Company markets its Professional Programs through a direct mail marketing effort throughout the year. Programs originate from the Company’s internal marketing and research staff, who identify potential delegation topics and leaders. Professional programs have been conducted in such areas as agriculture, economics, education, medicine and science.

The Company believes that its Professional Programs provide participants with enriching experiences and deeper understandings of foreign cultures and people than visits arranged independently or through travel agencies. The Professional Programs operate year-round and are generally designed to provide a specialized professional educational experience. Professional Programs travel 10 to 14 days. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working trips, with a significant amount of the participant’s time involved in organized meetings, seminars and round-table discussions with their foreign counterparts, inspection visits to major foreign facilities and institutions and informal gatherings with foreign counterparts. Each program is led by a delegation leader chosen by the Company based upon his or her recognition in the field and expertise regarding the special focus of the particular program.

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

In offering performance improvement programs and business meeting management services, the Performance Group follows a strategy aimed at developing and implementing programs tailored to each client’s objectives. In the event of performance planning, the Company’s employees first meet with the existing or potential clients to determine their business objectives and their performance enhancement opportunities. Once a client agrees to pursue a program, the Company works with the client to determine the scope of the program by identifying concepts and parameters to meet the objectives of the incentive program. Program rules are then developed that specifically address the campaign participants, frequently key wholesalers or dealers involved in the client’s distribution channel. These programs are designed to incrementally increase revenues and profits for the client. The Company’s employees develop and customize services for the client that fall within the identified parameters.

Performance Group’s marketing team participates in various aspects of a client’s program development. The staff of creative writers and graphic designers generally delivers promotional campaigns and materials that are complete from concept through production, including design, printing, collating, labeling and mailing. The Company offers web based campaign performance tracking systems, with which clients can follow the period results of their programs. The incentive program winners are then determined and notified. Based on the program structure, awards can be in the form of merchandise, travel, cash, recognition or any combination thereof. The Company then fulfills the award through a program coordinator that finalizes each aspect of the client’s event and delivers the awards directly to the client’s award winners.

Services Group

Through the Services Group, the Company provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. The contracts for these services generally cover an annual meeting or event and may be for a term of one to several years. Pursuant to these agreements, the Company provides a wide range of services associated with booking hotel space and guest registration, including securing sufficient and appropriate hotel room inventories, coordinating blocking and booking of all hotel rooms, monitoring the status and volume of reservations, accepting individual and group reservations, mailing reservation confirmations and providing an on-site housing services desk at a meeting site to coordinate attendees’ housing needs. The principal offices of the Services Group are located in Newport Beach, California.

Specialty Group

Through its wholly-owned subsidiary Ambassadors Specialty Group, Inc., the Company has a minority investment in Grand Prix Tours, Inc. (“GPT”), which organizes and operates over 40 programs annually to motor racing events in the United States and internationally. GPT is the largest such travel company in the United States.

The Specialty Group also had a minority interest in Scheduled Airlines Traffic Offices, Inc. (“SatoTravel”), a travel management firm handling travel management services primarily to the U.S. military and U.S. government, with the remainder to major U.S. corporations. The Company participated in a Management Agreement (the “Management Agreement”) with SATO Travel Holding Co., Inc., the parent corporation of SatoTravel, to provide general financial and management consulting services. In consideration for providing these services, the Company was paid a management fee and was reimbursed for reasonable expenses incurred in connection with the rendering of services under the Management Agreement.

During 2001, the Company sold its investment in Sato Travel and recognized a gain on the investment approximating $8.3 million.

The Specialty Group also had a minority interest in GetThere.com, a company engaged in the travel business via the Internet. During 2000, the Company sold its investment in GetThere.com and recognized a gain on the investment approximating $7.9 million.

Business Strategy

The Company believes that high quality programs and exceptional customer service are and will remain key elements of the Company’s success. The Company’s strategy is to maintain its quality standards while increasing its volume of business. To increase its business, the Company intends to (i) expand the scope of services through enhanced technology and increase the market penetration of the Performance and Services Groups, and (ii) pursue selective acquisitions of travel and performance improvement businesses.

Competition

The travel industry in general, and the educational segment of the travel industry in particular, is highly competitive. During 2001 and the years presented, the Company’s student programs competed with similar educational travel programs operated by other individuals and organizations, as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents. The Company’s sports programs competed with independent organizations, which organize and travel already intact teams for international competition. The Company’s professional programs competed with independent professional associations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that design travel programs for adults.

The Performance Group also competes in segments of the travel industry that are highly competitive. In the meeting management and incentives businesses, the Company competes with companies, which are larger and have greater resources than the Company. The Company believes that, although some potential clients will focus on price alone, other clients will also be interested in the quality of the programs developed by the Company and the excellent customer service provided by the Company. The Company believes that its programs are not easily duplicated by its competitors.

The Services Group operates within a highly competitive, technical segment of the travel industry. The Company competes regarding price and service, but believes its technology is a key element of its service.

The Company believes that the barriers to entry are relatively low for any future competitors. Certain organizations engaged in the travel business have substantially greater financial, marketing and sales resources than the Company. There can be no assurance that the Company’s present or future competitors will not exert significant competitive pressures on the Company.

Servicemarks

The Company has registered a variety of service and trademarks, including but not limited to Ambassadors Group’s names “High School Student Ambassador Program,” “Citizen Ambassador Program” and “Youth Summit.” In addition, the Company has the right, subject to certain exceptions, to use People to People’s name, service mark and logo for use in marketing student, athletic, and professional programs. The Company also owns the exclusive right to the names “American People Ambassador Programs” and “Missions in Understanding.” In the Services Group, the Company has trademarked its service technology, “TESS”. The Company believes that the strength of its service and trademarks is valuable to its business and intends to continue to protect and promote its marks as appropriate. However, the Company believes that its business is not dependent upon any trademark or service mark.

Insurance

The Company maintains insurance coverage that it believes adequate for its business, including but not limited to, a total of $20 million in coverage for professional and general liability. The Company also maintains insurance coverage on real property (for owned and, where required leased property) and personal property on a replacement cost basis. The Company has not experienced difficulty in obtaining adequate insurance coverage. There is no assurance that the insurance maintained by the Company will be adequate in the event of a claim, or that such insurance will continue to be available in the future.

Employees

On February 4, 2002, the Company employed 279 employees, of which 265 were full-time employees. Of the Company’s full-time employees, 122 are located in Spokane, Washington; 74 are located in Newport Beach, California; 45 are located in Atlanta, Georgia; 12 are located in Novato, California; 3 are located in Alexandria, Virginia; 4 are located in St. Louis, Missouri; 2 are located in Winnebago, Illinois; and 3 are located in individual offices throughout the United States. The Company has 57 full-time employees engaged in marketing and sales and 208 full-time employees in operations, administration and finance. The Company also employs temporary labor on a seasonal basis to assist it with its direct marketing efforts in recognition of the fact that the Company’s travel programs are seasonal in nature. None of the Company’s employees is subject to collective bargaining agreements or is represented by a union. The Company believes that its labor relations are good.

Risk Factors

Certain statements in this Form 10 K, including statements included below and under the captions “Management Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those discussed below and elsewhere in this Form 10 K.

Travel Industry and Natural Occurrences

Substantially all of the Company’s operations are directly associated with the travel industry, as a result, the Company’s operations are subject to special risks inherent in doing business in such industry. Such risks include the adverse affect on operations from war, terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights. Periods of instability or uncertainty surrounding the travel industry may reduce the demand for the Company’s programs and services and could have a material adverse affect on the Company’s business and results of operations. The terrorist attack of September 11, 2001 is an example of an event which adversely affected the Company’s operations. Demand for the Company’s programs and services may also be adversely affected by natural occurrences such as hurricanes, earthquakes, epidemics and flooding in regions in which the Company conducts its programs and provides its services.

General Economic Conditions

The Company derives a significant portion of its revenues directly or indirectly from the travel industry. The travel industry, especially the performance improvement and convention sectors, is sensitive to changes in economic conditions. During general economic downturns and recessions, companies tend to reduce or eliminate improvement programs and attendance at conventions and trade shows. The travel industry is also highly susceptible to unforeseen events, such as terrorism, fuel price escalation, travel-related accidents, unusual weather patterns or other adverse occurrences. Any event that results in decreased travel generally would have a material adverse affect on the Company’s business, financial condition and results of operations.

Acquisitions and Expansion of Business

Part of the Company’s business strategy is to acquire selected travel, leisure and performance improvement businesses which will complement its existing businesses. The Company will be competing for acquisition opportunities with other companies, many of which have greater name recognition, marketing support and financial resources than the Company, which may result in a diminished number of acquisition opportunities available to the Company and higher acquisition prices. There can no assurance that the Company will be able to identify, pursue or acquire any targeted businesses. In addition, if any targeted businesses are acquired, there can be no assurance that the Company will be able to profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial costs, delays and/or other operational or financial problems.

If the Company enters into any significant acquisition for cash, a substantial portion of the Company’s available cash could be used in order to consummate any such acquisition. The Company may also seek to finance such acquisition through debt or equity financings, and there can be no assurance that such financings will be available on terms acceptable to the Company or at all. If consideration for an acquisition consists of equity securities, the Company’s stockholders could be diluted.

Acquisitions involve a number of special risks in addition to those described above. These risks include, the diversion of management’s attention to the assimilation of the operations and personnel of the acquired businesses, the potential loss of key employees of acquired companies, potential exposure to unknown liabilities of acquired companies, adverse affects on the Company’s reported operating results due to acquisition costs and expenses associated with integrating and assimilating the operations of the acquired businesses and the amortization of acquired definite lived intangible assets. No assurance can be given that any acquisitions by the Company will or will not occur, or that if an acquisition does occur, that it will not have a material adverse affect on the Company or that any such acquisition will be successful in enhancing the Company’s business.

To properly manage its expansion through potential acquisitions, the Company will be required to expend significant management and financial resources. There can be no assurance that the Company’s systems, procedures and controls will be adequate to support the Company’s operations as they expand, without additional capital and resource expenditures. There can also be no assurance that the Company’s management will be able to manage its growth and operate a larger organization efficiently or profitably. To the extent the Company is unable to manage its growth efficiently and effectively or is unable to attract and retain additional qualified management personnel, the Company’s business, financial condition and results of operations could be materially and adversely affected.

Seasonality — Fluctuations in Quarterly Results

The Company’s businesses are highly seasonal. The Company recognizes gross program receipts, revenues and program pass-through expenses in the month a program operates. Historically the majority of the Company’s operating income has been recognized in the second and third quarters, however as a result of the spinoff of Ambassadors Group, Inc., the Company anticipates that the majority of its operating income will be recognized in the first and fourth quarters. The Company’s annual results would be adversely affected if the Company’s revenue were to be substantially below seasonal norms during the first and fourth quarters of the year. The Company’s operating results may fluctuate as a result of many factors, including the mix of programs and events, program destinations and event locations, the introduction and acceptance of new programs and program and event enhancements by the Company and its competitors, timing of program and event operation, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, timing of and costs related to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting the travel industry. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company’s common stock could be materially and adversely affected.

Competition

The travel industry in general, and the performance improvement and convention services sectors in particular, are highly competitive. The Company’s improvement programs and convention services compete with other companies which provide similar programs and services. Many of these competitors are larger than the Company and have greater resources than the Company, as well as, corporations and associations themselves, which may choose to provide these programs and services “in-house”. The Company believes the barriers to entry in each of the fields in which it operates are relatively low. Certain of the Company’s competitors have substantially greater financial, marketing, and sales resources that the Company. There can be no assurance that the Company’s present competitors or competitors that elect to enter the marketplace in the future will not exert significant competitive pressures on the Company. Such competition could have a material adverse affect on the Company.

Casualty Losses

Due to the nature of the Company’s business, the Company may be subject to liability claims arising out of accidents or disasters causing injury to participants or attendees to its programs or events, including claims for serious personal injury or death. The Company believes that it has adequate liability insurance coverage for such risks arising in the normal course of its business. Although the Company has never experienced a liability loss for which it did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the insurance carrier will be solvent at the time of any covered loss. There can be no assurance that the Company will be able to obtain sufficient insurance coverage at acceptable premium levels in the future. Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding the Company’s insurance coverage, could have a material adverse affect on the Company’s business, financial condition and results of operations.

Dependence on Travel Suppliers

In order to provide its services and products, the Company is dependent on airlines, hotels and other suppliers of travel services. Consistent with industry practices, the Company does not currently have any long-term agreements with its travel suppliers that obligate such suppliers to sell services or products through the Company. Restricted access to travel suppliers’ capacity or changes in pricing arrangements with travel suppliers could have a material adverse affect on the Company’s business, financial condition and results of operations.

Dependence on Key Personnel

The Company’s performance is substantially dependent on the continued services and performance of its senior management and certain other key personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse affect on the Company’s business, financial condition and results of operations. The Company does not have any long-term employment agreements with any of its executive officers. The Company’s future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, operational, marketing and customer service personnel. The failure to retain and attract necessary managerial, operational, marketing and customer service personnel could have a material adverse affect on the Company’s business, financial condition and results of operations.

Item 2. Properties

The principal executive offices of the Company occupy approximately 27,000 square feet of office space in Newport Beach, California, pursuant to a lease dated June 15, 1998, which expires in 2005. The lease currently provides for monthly rental payments of approximately $32,000. The Company subleases approximately 4,800 square feet to two sublessees for $5,900 per month.

The Company occupies offices totaling approximately 18,100 square feet in Atlanta, Georgia. The lease currently provides for monthly rental payments of approximately $23,681 per month and the lease expires in 2002.

The Company occupies office space totaling 2,400 square feet in Novato, California pursuant to a lease dated September 1, 1998, which expires in 2003. The lease currently provides for monthly rental payments approximating $6,200 and will increase in subsequent years based on the local consumer price index.

The Company occupies storage space totaling approximately 2,100 square feet in Smyrna, Georgia, with current monthly rental payments of approximately $3,000. This lease expires in 2003.

The Company occupied office space totaling approximately 1,800 square feet in Alexandria, Virginia, with current monthly rental payments of approximately $2,632. This lease expired in 2004.

The Company leases, but no longer occupies, office space totaling approximately 15,900 square feet in Watertown, Massachusetts with current monthly rental payments of $15,854. This lease expires in 2002. The Company has subleased this location effective January 31, 2000. The monthly sublease rental payment is $29,150 per month and expires concurrently with the master lease during 2002.

Through Ambassadors Group, the Company leased approximately 45,000 square feet, in Spokane, Washington pursuant to a lease dated January 3, 1995 that expires December 31, 2004. The lease provides for monthly rental payments of approximately $37,000. The Company may cancel the lease without penalty (upon one year’s prior notice) and also may extend the term of the lease for an additional ten year period upon providing written notice to the Lessor of its intention to exercise such option at least six months prior to the end of the initial term in 2004. If the Company elects to exercise the extension option, the monthly rental during the renewal period will be the fair market rental value of the leased premises as of the date the option is exercised (as determined based on market rentals of similar properties in the Spokane, Washington area). The owner of the premises is a partnership consisting of two former principals of the Company, who subsequently sold their interest in the Company in January 1995.

Also through Ambassadors Group, the Company occupied office space totaling approximately 10,850 square feet in Spokane, Washington, pursuant to a lease dated October 2, 2000, which expires in 2004. The lease may be extended an additional 5 years with 120 days advance notice to the landlord. Monthly rent approximated $4,200 per month, with increases specified in the lease. If the lease option to extend is chosen, the lease payments will increase pursuant to the lease terms.

Ambassadors Group also leased approximately 900 square feet of office space in Winnebago, Illinois for a monthly rental of approximately $600 pursuant to a lease that expires in August 2002.

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

Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Market and Other Information

The Company’s common stock is traded and prices are quoted on the Nasdaq National Market under the symbol “AMIE” since August 3, 1995. As of March 5, 2002, there were approximately 51 holders of record of the Company’s Common Stock. This number does not include beneficial owners holding shares through nominee or street name.

The following table sets forth the high and low sale prices of a share of the Company’s Common Stock as quoted on the Nasdaq National Market for the periods indicated:

	High	Low

2000:
Quarter ended March 31, 2000	$13.00	$10.13
Quarter ended June 30, 2000	$16.50	$12.25
Quarter ended September 30, 2000	$19.13	$14.13
Quarter ended December 31, 2000	$19.13	$16.25
2001:
Quarter ended March 31, 2001	$20.13	$16.50
Quarter ended June 30, 2001	$27.60	$16.06
Quarter ended September 30, 2001	$27.10	$14.15
Quarter ended December 31, 2001	$21.80	$13.40

The foregoing table does not give effect to the spin-off of Ambassadors Group, Inc. on February 28, 2002.

Dividend Policy

Historically, the Company has not paid any dividends. However, as a result of the Company’s gain from the sale of an investment during 2000, the Company paid a one-time special cash dividend of $0.53 per share on the Company’s Common Stock, paid to shareowners of record on February 28, 2001. This dividend returned to the shareowners the per share gain recorded by the Company from the sale of its investment in GetThere.com.

The Company intends to continue to retain its earnings for use in the operation and expansion of its business and, therefore, does not anticipate declaring any cash dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors, in its discretion, deems relevant.

Transfer Agent and Registrar

ChaseMellon Shareholder Services of Los Angeles, California serves as transfer agent and registrar of the Company’s Common Stock.

Changes in Securities

In May and December 2000, the Company authorized stock grants totaling 110,000 shares of the Company’s common stock to five of the Company’s officers and directors. The stock grants were made pursuant to the Company’s Amended and Restated 1995 Equity Participation Plan. The securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

During 2001, employees and directors exercised previously issued options to purchase a total of 155,779 shares of common stock at a weighted average exercise price of $12.41. All of the stock grants and the exercise of options were made pursuant to the Company’s Amended and Restated 1995 Equity Participation Plan. The grant of options and issuance of shares of common stock upon exercise of options were exempt from the registration provisions of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) thereof.

During 2001, the Company issued 17,588 shares of its Common Stock in connection with its 1998 acquisition of Incentive Associates, Inc.

Item 6. Selected Financial Data

Selected financial data as of and for the year ended:

	DECEMBER 31,

	2001(A)	2000(B)	1999(C)	1998	1997

Statement of income data (D)(E):	(dollars in thousands, except per share data)
Operating revenues (F)	$60,454	$58,733	$43,988	$40,147	$26,541
Operating expenses:
Selling and tour promotion	20,797	23,205	18,624	15,555	9,826
General and administrative	23,838	20,660	19,243	15,577	8,210
Restructuring and write-down of intangible assets	18,740	—	8,107	—	—
Operating income (loss)	(2,921)	14,868	(1,986)	9,015	8,505
Net income	7,498	17,726	1,839	8,362	5,637
Net income per share — basic	$0.78	$1.86	$0.19	$0.93	$0.83
Net income per share — diluted	$0.75	$1.83	$0.19	$0.92	$0.82
Balance sheet data (G):
Cash and cash equivalents	$28,021	$38,071	$18,461	$55,290	$22,871
Total assets	165,304	168,390	142,763	127,732	34,449
Long-term debt	—	200	400	145	329
Total stockholders’ equity	126,240	121,871	108,269	107,049	22,556

(A)	During 2001, the statement of income reflects the Company’s operations including a realized pre-tax gain of $8.3 million on the sale of an investment. The Company sold its minority interest in SatoTravel, which was purchased by an independent company, Navigant International, Inc. (NASDAQ: FLYR). The statement of income also reflects the Company’s operations including a write down of intangible assets and certain investments totaling $18.7 million. Excluding the gain on the sale of this investment and the write down of intangible assets expense, net income would have been $14.5 million and diluted earnings per share would have been $1.46 in 2001.

(B)	During 2000, the statement of income reflects the Company’s operations including a realized gain of $7.9 million on the sale of an investment. The Company sold its 15% interest in a joint venture whose sole investment was stock of an internet company that completed an initial public offering in 1999. Excluding the gain on the sale of this investment, net income would have been $12.7 million and diluted earnings per share would have been $1.31 in 2000.

(C)	During 1999, the statement of income reflects the Company’s operations including restructuring charges approximating $8.1 million. Excluding these restructuring charges, the net income would have been $7.4 million and diluted earnings per share would have been $0.76 in 1999.

(D)	In early 1996, the Company commenced operations of its Performance Group through the acquisition of an entity engaged in this business. In December 1996 and September 1997, the Company continued the expansion of its Performance Group through two additional acquisitions. In 1998, additional acquisitions are included in the statement of income as of February, April, May, and July commencing operations of the Services Group and enhancing the Performance Group. Acquisitions added to the Company’s statement of income within the Education Group in June 1999 and within the Services Group in September 1999. All of these acquisitions are included in the Company’s statement of income since their respective dates of acquisition.

(E)	The spin off of Ambassadors Group, Inc. will be accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the spin, and accordingly, in the future, previously reported results of operations of the Company will report the results of Ambassadors Group, Inc. as income from discontinued operations.

If the spin off of Ambassadors Group, Inc. had occurred as of December 31, 2001, the total assets and shareholder’s equity of the Company at that date would have approximated $119.2 million and $101.4 million, respectively.

The following is the pro forma condensed results of operations of the Company had the spin off transaction occurred as of December 31, 2001:

	2001	2000

Revenue	$17,040	$18,411
Operating loss	(15,475)	(461)
Income (loss) before income taxes	(3,173)	10,399
Income from discontinued operations, net of tax	9,488	11,056
Net income	7,498	17,726

The financial information of Ambassadors Group, Inc. used to derive the above pro forma financial information has been carved out from the consolidated financial statements of the Company using the historical operation results and historical bases of the assets and liabilities of the Company’s business that Ambassadors Group, Inc. comprises. Accordingly, the historical financial information of Ambassadors Group, Inc., used to derive the above pro forma financial information, does not necessarily reflect what the Company’s financial position and operating results would have been had Ambassadors Group, Inc. been a separate, stand-alone entity during the periods presented.

(F)	Operating revenue is a function of gross program receipts less program pass through expenses. Program pass through expenses include all direct costs associated with the Company’s programs, including costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges and changes in currency exchange rates. Gross program receipts during the years ended December 31, 2001, 2000, 1999, 1998 and 1997 were $176 million, $172 million, $139 million, $116 million and $80 million.

(G)	All of the Company’s acquisitions have been accounted for under the purchase method of accounting. Therefore, the balance sheet data includes the accounts of the acquired entities as of their respective dates of acquisition. Since one of the acquisitions occurred effective December 31, 1996, the balance sheet data includes the accounts of this entity as of December 31, 1996; however, the results of operations of this entity are not included in the statement of income data until the year ended December 31, 1997.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto in this Annual Report on Form 10-K. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. All forward-looking statements contained in this Annual Report on Form 10-K are qualified in their entirety by this statement.

General

In the years presented, the Company has been engaged primarily in (i) promoting and organizing international educational travel programs for students, athletes, and professionals, (ii) developing, marketing and managing meetings and incentive programs, and (iii) providing comprehensive hotel reservation, registration, and travel services for meetings, conventions, expositions, and trade shows.

Since its initial public offering in August 1995, the Company has expanded its operations primarily through internal growth and a series of acquisitions of businesses within the travel and performance improvement industries. Prior to 1996, the Company’s business was conducted through Ambassadors Group. Ambassadors Group was expanded in February 1996 by the acquisition of certain assets of Marc L. Bright and Associates and in June 1999 by the acquisition of certain assets of Travel Dynamics, Inc. In February 2002, the Company’s Board of Directors approved the spin off of Ambassadors Group.

In January 1996, the Company completed the acquisition of The Helin Organization and commenced operations of the Performance Group. In December 1996, the Company acquired Bitterman & Associates, Inc.; in September 1997, the Company acquired certain of the assets of Debol & Associates; in February 1998, the Company acquired the stock of Travel Incentives, Inc.; and in May 1998, the Company acquired the stock of Incentive Associates, Inc., the cumulative effect of which was to further expand the Company’s Performance Group.

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

All of these acquisitions were accounted for under the purchase method of accounting. Therefore, the statements of income of the acquired businesses are included in the Company’s statements of income since their respective dates of acquisition.

Gross program receipts reflect the total payments received by the Company from Ambassadors Group participants and Performance Group and Services Group clients. Gross program receipts less program pass-through expenses constitute the Company’s revenues. Program pass-through expenses include all direct costs associated with the Company’s programs including costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges, changes in currency exchange rates and merchandise costs. The Company recognizes gross program receipts, pass-through expenses and revenues upon the departure of the program participant or as the service is rendered. Operating expenses, which are expensed by the Company as incurred, are the costs related to the creation of programs, promotional materials and marketing costs, salaries, rent, other general and administrative expenses and all of the Company’s ordinary expenses. The Company’s policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel.

The Company’s businesses are seasonal. The majority of the Company’s Ambassadors Group travel programs occur in June and July of each year. The Company has historically earned three-quarters of its annual revenues in the second and third quarters, which has more than offset operating losses incurred during the rest of the year. The Company’s annual results would be adversely affected if the Company’s revenues were to be substantially below seasonal norms during these periods. The Company’s operating results will fluctuate as a result of the spin off of Ambassadors Group, which was the primary contributor to the Company’s seasonality. The Company’s operating results may also fluctuate as a result of many factors including the mix of Performance and Services Group programs and services, the mix of programs and program destinations offered by the Company and its competitors, the introduction and acceptance of new programs and program enhancements by the Company and its competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international conflicts, timing of and costs relating to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel.

The substantial majority of Ambassadors Group’s programs take place outside the United States and most foreign suppliers require payment in local currency rather than U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. To manage these risks, the Company enters into forward foreign exchange contracts and forward contracts with synthetic options.

These foreign exchange contracts are entered into to support normal anticipated recurring purchases, and accordingly, are not entered into for speculative purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Critical Accounting Policies

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including cash and cash equivalents, available-for-sale securities, investments, intangible assets, income taxes, derivative financial instruments, and contingencies and litigation.

Cash, cash equivalents, and available-for-sale securities are exposed to concentrations of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance. If such institutions were to become insolvent during which time it held the Company’s cash, cash equivalents, or available-for-sale securities in excess of the insurance limit, it would be necessary for the Company to obtain credit financing to operate its programs.

The Company owns minority investments in other operating companies and joint ventures. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value.

The Company values its goodwill and intangible assets using fair value on the date of an acquisition. The Company periodically assesses the recoverability of the recorded goodwill based upon the expected undiscounted cash flows of the business operations that generated the goodwill. As experienced during the fourth quarter of 2001, impacts of international unrest, terrorism, and the resulting economic downturn can influence the recoverability of the goodwill and intangible assets carrying value. During the fourth quarter of 2001, the Company recorded a charge related to management’s conclusion that the goodwill was impaired (see Note 16 in the footnotes to the Consolidated Financial Statements). The impact of external influences such as terrorism and economic slowdown combined with the effects to the Company’s operations could result in future inability to recover the carrying value of the goodwill and intangible assets that may not be reflected in the assets’ carrying values.

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

The Company uses foreign currency exchange contracts as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. However, if such defaults occurred, the necessity would arise to locate alternative counterparties, or the Company would then consider alternate means of settling its foreign exchange contractual obligations.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to consolidated revenues.

	Year Ended December 31,

	2001	2000	1999

Revenue	100.0%	100.0%	100.0%
Operating expenses:
Selling and tour promotion	34.4%	39.5%	42.3%
General and administrative	39.4%	35.2%	43.8%
Restructuring and write down of intangible assets	31.0%	—	18.4%

Total operating expenses	104.8%	74.7%	104.5%
Operating income (loss)	(4.8%)	25.3%	(4.5)%
Other income	23.9%	21.1%	11.1%
Income before income taxes	19.1%	46.4%	6.6%
Income tax provision	6.7%	16.2%	2.4%

Net income	12.4%	30.2%	4.2%

Business Segment Information

The Company operated Ambassadors Group, the Performance Group, and the Services Group segments during 2001, 2000, and 1999. Corporate and other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill), Specialty Group activity, and other activities, which are not directly related to the Ambassadors, Performance and Services Groups. Selected financial information related to these segments is as follows (in thousands):

	Ambassadors	Performance	Services	Corporate
	Group	Group	Group	and Other	Total

2001:
Revenues	$43,414	$10,333	$6,707	$—	$60,454
Depreciation and amortization	650	463	291	1,062	2,466
Operating income (loss) prior to write-down of intangible assets	20,569	510	216	(5,476)	15,819
Write-down of intangible assets	—	—	—	18,740	18,740
Operating income (loss)	20,569	510	216	(24,216)	(2,921)
2000:
Revenues	$40,322	$10,728	$7,433	$250	$58,733
Depreciation and amortization	846	497	224	1,096	2,663
Operating income (loss)	16,189	1,207	387	(2,915)	14,868
1999:
Revenues	$26,532	$10,474	$6,982	$—	$43,988
Depreciation and amortization	517	466	175	1,283	2,441
Operating income (loss) prior to restructuring and write-down of intangible assets	10,085	(700)	(231)	(3,033)	6,121
Restructuring and write-down of intangible assets	—	487	782	6,838	8,107
Operating income (loss)	10,085	(1,187)	(1,013)	(9,871)	(1,986)

Comparison of Year Ended December 31, 2001 to December 31, 2000

The Company’s gross program receipts increased $4.5 million to $176.2 million in 2001, from $171.7 million in 2000. Ambassadors Group traveled over 25,800 participants during 2001 as compared to approximately 25,300 participants during 2000. The mix of student, athlete, and professional 2001 participants as compared to the mix of 2000 participants resulted in $8.5 million of increased gross receipts. Ambassadors Group increase was offset by decreases in housing revenues within the Services Group and decreases of program revenues within the Performance Group, totaling approximately $4.0 million. These decreases were the result of a loss of business and lost revenues directly attributable to the events of September 11, 2001.

Net revenue increased 3% to $60.5 million during 2001 from $58.7 million in 2000. Ambassadors Group increased $3.1 million as a result of the varied mix of participants during 2001 in comparison to 2000. The Performance Group and Services Group decreased a total of $1.1 million due to lower gross margins realized on programs operated and programs operating in 2000 which did not operate during 2001.

Selling and tour promotion expenses decreased to $20.8 million during 2001 from $23.2 million in 2000, a $2.4 million decrease. The majority of this decrease, or $1.9 million, is attributable to Ambassadors Group’s decreased marketing expenses as a result of the Company’s marketing efforts subsequent to the terrorist acts of September 11, 2001 and the resulting overall negative sentiment toward travel and the travel industry. This decrease was complemented with improved financial measurement and expense control programs that enabled the Services Group to decrease its selling and tour promotion expenses by $0.6 million when comparing the years ended 2001 to 2000. The Performance Group’s selling and tour promotion expenses remained relatively comparable year over year.

General and administrative expenses increased during 2001 to $23.8 million from $20.7 million in 2000, an increase of $3.2 million. Corporate incurred nonrecurring expenses totaling approximately $2.6 million, including professional fees associated with the Company’s spin off of Ambassadors Group in the amount of approximately $0.5 million, and stock compensation expense related to stock grants to five directors and officers, approximating $2.1 million.

During the fourth quarter of 2001, the Company incurred an $18.7 million impairment expense for intangible assets and certain investments, incurred primarily as a result of the impact to operations of the terrorist acts that occurred on September 11, 2001, the response by the United States since October 7, 2001, the resulting negative impact these events have had on domestic and international air travel and the travel industry in general, and the slow down of the economy during 2001 This impairment expense included the impairment charge for goodwill associated with all segments of the Company.

During 2001, the Company incurred an operating loss of $2.9 million in comparison to the operating income of $14.9 million in 2000. Excluding the impairment of intangibles charges during 2001 of $18.7 million, operating income would have been $15.8 million. Changes in operating loss and income from 2000 to 2001 are the result of changes as described above.

Other income in 2001 totaled $14.5 million in comparison to $12.4 million during 2000. Other income during 2001 consisted primarily of $5.7 million in interest income generated by cash, cash equivalents, and available-for-sale securities and an $8.3 million gain on the sale of an investment. Other income during 2000 consisted primarily of $5.7 million in interest income generated by cash, cash equivalents, and available-for-sale securities, a $7.9 million gain on the sale of an investment, and $1.6 million in unrealized foreign exchange losses on forward foreign exchange contracts and options. At December 31, 2001, the Company had $135.3 million in cash, cash equivalents and available-for-sale securities, compared to $125.4 million at December 31, 2000.

The Company’s effective income tax rate remained consistent at 35% during both 2001 and 2000. The Company recorded an income tax provision of $4.0 million in 2001 compared to $9.5 million in 2000.

Net income decreased to $7.5 million from $17.7 million during the years ended December 31, 2001 and 2000, respectively. Excluding the non-recurring items: the write-down of intangible assets expense during 2001 and the gains on the sales of investments during 2001 and 2000, net income would have been $14.5 million during the year ended December 31, 2001 in comparison to $12.7 million during the year ended December 31, 2000, an increase of $1.8 million. These changes were the result of changes as described above.

Comparison of Year Ended December 31, 2000 to December 31, 1999

The Company’s gross program receipts increased $32.4 million to $171.7 million in 2000, from $139.3 million in 1999. Ambassadors Group traveled 46% more participants year over year resulting in over 25,300 participants traveling during 2000. The Ambassadors Group increase was complemented with increases of registration revenues within the Services Group of approximately $0.8 million and partially offset by decreases of approximately $5.9 million within the Performance Group. The decrease in the Performance Group was directly related to management’s decision to close certain offices in the fourth quarter of 1999.

Net revenue increased 34% to $58.7 million from $44.0 million in 1999. Ambassadors Group increased $13.8 million, or 52%, as a result of the increase in traveled participants. The Performance Group remained relatively consistent with prior year net revenues and the Services Group increased net revenues $0.5 million through its registrations product line.

Selling and tour promotion expenses increased to $23.2 million during 2000 from $18.6 million in 1999, an increase of $4.6 million. The majority of this increase, or $3.8 million, is attributable to increased student and professional program marketing expenses, supporting additional participant volume within Ambassadors Group. This is combined with a full year of sports selling and marketing expenses during 2000 from Ambassadors Group’s June 1999 acquisition, which increased expenses $1.9 million year over year. These increases were partially offset by improved financial measurement and expense control programs that enabled the Performance and Services Groups to decrease their selling and tour promotion expenses by $0.9 million and $0.2 million, respectively.

General and administrative expenses increased during 2000 to $20.7 million from $19.2 million in 1999, an increase of $1.5 million. Ambassadors Group increased $1.9 million to support increased participant volume within the student and professional programs and a full year of sports administrative expenses during 2000 from the Education Group’s June 1999 acquisition. In addition, Corporate incurred unearned compensation expense related to stock grants during 2000 totaling approximately $0.2 million. These increases were offset by approximately $0.9 million of decreased expenses within the Performance Group as a result of the Company’s restructuring during 1999.

During the fourth quarter of 1999, in connection with management’s decisions to close certain offices to improve operating efficiencies and reduce costs and to outsource the merchandising business, the Company recorded a restructuring charge and a write-down of intangible assets totaling approximately $8.1 million. Cash spent on the restructuring was funded from operations during 2000 and 1999. The restructuring plan involved the elimination of approximately 60 positions, the write-down of intangible assets and property and equipment and the consolidation of offices as follows (in thousands):

		Restructuring		Reserve		Reserve
		and		Balance at		Balance at
	Cash/	Impairment	1999	December 31,	2000	December 31,
	Non-Cash	Charge	Activity	1999	Activity	2000

Write-down of intangible assets	Non-cash	$6,838	$(6,838)	$—	$—	$—
Severance and related charges	Cash	700	(134)	566	(566)	—
Consolidation of offices	Cash	299	(27)	272	(272)	—
Write-down of property and equipment	Non-cash	270	(270)	—	—	—

Total		$8,107	$(7,269)	$838	$(838)	$—

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

The write-down of the Performance Group’s intangible assets, approximating $4.4 million, consisted of the remaining goodwill balances relating to five previous acquisitions that were being operated from the Minneapolis location that was closed in December 1999 as a result of losing a majority of customers. All administrative staff was terminated.

The write-down of Services Group’s intangible asset, approximating $2.4 million, consisted of a partial write-down of goodwill on one acquisition that was previously being operated from the Boston office. The Boston office was closed in December of 1999 due to a significant number of clients not renewing their contracts. Administrative staff was either terminated or relocated to the Atlanta location.

During 2000, the Company’s operating income increased $16.9 million to $14.9 million from an operating loss of $(2.0) million in 1999. During 1999, the restructuring and write-down charges reduced the operating income by $8.1 million. Excluding the $8.1 million of restructuring and impairment of intangible assets expenses during 1999, operating income would have been $6.1 million. Other changes in operating income from 1999 to 2000 are the result of changes as described above.

Other income in 2000 totaled $12.4 million in comparison to $4.9 million during 1999. Other income during 2000 consisted primarily of $5.7 million in interest income generated by cash, cash equivalents, and available-for-sale securities, a $7.9 million gain on the sale of an investment, and $1.6 million in unrealized foreign exchange losses on forward foreign exchange contracts and options. In 1999, the Company realized interest and dividend income of $3.8 million and $0.9 million in management fees from an investment, of which a portion was non-recurring in nature. On December 31, 2000, the Company had $125.4 million in cash, cash equivalents and available-for-sale securities, compared to $100.2 million on December 31, 1999.

The Company’s effective income tax rate decreased to 35% during 2000 from 36% during 1999. This decrease is a combination of the tax effect of the 1999-restructuring plan, combined with the effect of changes in the tax rate due to the Company’s cash management and investment strategies. These strategies resulted in a significant amount of tax-exempt interest income. The Company recorded an income tax provision of $9.5 million in 2000 compared to $1.0 million in 1999.

Net income increased to $17.7 million from $1.8 million during the years ended December 31, 2000 and 1999, respectively. Excluding the gains on the sale of an investment during 2000 and the restructuring and write down of intangible assets expense during 1999, net income would have been $12.7 million during the year ended December 31, 2001 in comparison to $7.4 million during the year ended December 31, 2000, an increase of $5.3 million. This increase was the result of changes as described above.

Liquidity and Capital Resources

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by operations for the years ended December 31, 2001, 2000, and 1999, was $7.2 million, $29.4 million, and $14.4 million respectively. The decrease in cash flows from operations in 2001 versus 2000 is primarily due to the decline in 2001 net income and less participant deposits being collected by the Company at December 31, 2001 in comparison to December 31, 2000. The increase in cash flow from operations in 2000 versus 1999 is primarily due to enhanced collections of participant deposits and timing of accounts payable and accrued expense payments.

Net cash used in investing activities for the years ended December 31, 2001, 2000, and 1999 was $13.0 million, $9.4 million, and $44.3 million respectively. The investing activities during 2001 and 2000 primarily related to investing in available-for-sale securities. The net cash used in investing activities in 2001 was also netted with the proceeds from the sale of other investments during the year. The net cash used in investing activities in 1999 primarily related to investing in available-for-sale securities as well as $6.6 million of purchases of acquisitions and other investments.

The Company does not have any material capital expenditure commitments for 2002. However, the Company approved the spin off of its Ambassadors Group in February 2002,and a certain cash amount will be spent pursuant to the transaction. See the Company’s filing, “Ambassadors Group, Inc. Form 10, Certain Transactions, Capital Contribution” for a detailed calculation of such use. The Company plans to disclose the impact of the spin off in its quarterly filings with the SEC after the first quarter of 2002 pursuant to the Securities and Exchange Act of 1934.

The terms of the Company’s acquisitions of certain businesses also include contingent consideration, which could range up to approximately $0.6 million in 2002. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement businesses that may require the use of cash and cash equivalents. However, no assurance can be given that definitive agreements for any such investment or acquisition will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

Net cash used in financing activities during 2001 totaling $4.2 million primarily relates to cash paid by the Company for a dividend to its shareowners, netted with cash received by the Company from employees’ exercises of stock options during the year. Net cash used in financing activities during 2000 totaling $0.4 million primarily relates to payments during the year on the Company’s debt obligation. Net cash used in financing activities during 1999 totaling $6.9 million primarily relates to the purchase and retirement of common stock totaling $7.3 million. As of December 31, 2001, the Company had no long-term debt. As of December 31, 2000 and 1999, the Company had $0.4 million and $0.7 million, respectively, in long-term debt as a result of acquisitions during 1999 and 1997.

During 2001, the Company had a credit facility available with a major financial institution, with a limit of up to $50.0 million for foreign currency purchases and foreign exchange forward contracts. This credit facility was terminated upon the spin off of the Company’s Ambassadors Group in February 2002.

As of December 31, 2001, the Company had approximately $135.3 million of cash and cash equivalents, available-for-sale securities, and restricted cash equivalents, including program participant funds of $26.5 million. Under the Company’s cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the timing of cancellation. Should a greater number of participants cancel their travel in comparison to that which is part of the Company’s ongoing operations, due to circumstances such as international unrest, terrorism, or general economic downturn, the Company’s cash balances could be significantly reduced. Cash balances could also be reduced significantly if the financial institutions, which held balances beyond that federally insured, were to become insolvent. Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company’s anticipated operating needs, capital expenditures and acquisitions at least through 2002.

Market Risk

The following table summarizes the financial instruments other than derivative financial instruments held by the Company at December 31, 2001 and 2000, which are sensitive to changes in interest rates. This table presents principal cash flows for available-for-sale securities and notes payable outstanding at December 31, 2001 and 2000 by contractual maturity date and the related average interest rate and fair value (amounts in thousands):

	Year Ending December 31,			December 31, 2001		December 31, 2000

			After		Fair		Fair
	2002	2003	2003	Total	Value	Total	Value

U.S. government and agency obligations	$91,464	$13,123	$—	$104,587	$104,587	$87,240	$87,240
Interest rate	3.88%	4.71%	—	3.99%		5.9%	—
Notes payable	$200	$—	—	$200	$200	$400	$400
Interest rate (fixed)	4.0%	—	—	4.0%		4.0%	—

The substantial majority of Ambassadors Group’s travel programs take place outside the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts, which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract.

The Company is exposed to credit risk under the foreign currency contracts and options to the extent that the counterparty is unable to perform under the agreement. The fair value of foreign currency exchange contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year-end.

The table below provides information about the Company’s derivative financial instruments that are sensitive to foreign currency exchange rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates. All contracts mature in 2002. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. None of these contracts is entered into for trading purposes.

At December 31, 2001 and 2000, the Company had outstanding forward contracts as follows (amounts in thousands):

	U.S. Dollar	U.S. Dollar Average
December 31, 2001	Contract Amount	Contractual Exchange Rate

Forward contracts: (pay $U.S. / receive foreign currency):
Australian dollar	$9,400	$0.54
Euro dollar	3,460	0.89
British pound	1,250	1.49
	$14,110

Forward contracts with synthetic option (pay $U.S. / receive foreign currency):
British pound	$2,050	$1.53
Australian dollar	2,100	0.54
New Zealand dollar	5,150	0.43
	$9,300

	U.S. Dollar	U.S. Dollar Average
December 31, 2000	Contract Amount	Contractual Exchange Rate

Forward contracts: (pay $U.S. / receive foreign currency):
Australian dollar	$12,400	$0.55
New Zealand dollar	4,000	0.48
Euro dollar	3,460	0.89
British pound	1,250	1.49

	$21,110

Forward contracts with synthetic option (pay $U.S. / receive foreign currency):
Euro dollar	$9,660	$0.97
British pound	6,250	1.59
Australian dollar	6,000	0.64
New Zealand dollar	3,750	0.43

	$25,660

At December 31, 2001 and 2000, the Company had unrealized foreign currency losses associated with these financial instruments of approximately $0.5 million and $0.9 million, respectively.

New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations (SFAS 141). SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 141, use of the pooling-of-interest method is prohibited. The Company adopted this statement during the third quarter of fiscal 2001. The adoption of SFAS 141 did not have a material impact on the Company’s consolidated financial statements.

On July 20, 2001, the FASB issued Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, goodwill and certain other intangible assets will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill and certain other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002. The Company has not yet determined what the impact of SFAS 142, including the transition impairment test, will be on the Company’s results of operations and financial position.

The Company expects that the adoption of SFAS No. 142 will result in a pre-tax increase to net earnings of approximately $0.5 million for the fiscal year 2002 from the cessation of amortization of previously recorded goodwill and does not expect to recognize any impairments. The Company has nominal identifiable intangible assets as of December 31, 2001.

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which will be effective for the fiscal year beginning January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”) and the accounting and reporting provisions of APB. No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associates with that Statement. SFAS No. 144 will be effective for the fiscal year beginning January 1, 2002. The Company does not anticipate that the adoption of SFAS No. 143 and SFAS No. 144 will have a material impact on its financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in Management’s Discussion and Analysis of Results of Operations and Financial Condition (Part II, Item 7).

Item 8. Financial Statements and Supplementary Data

     Consolidated Financial Statements: See Part IV, Item 14 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2001, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 16, 2002.

Item 11. Executive Compensation

The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2001, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 16, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2001, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 16, 2002.

Item 13. Certain Relationships and Related Transactions

The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2001, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 16, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

No financial statement schedules are presented as the

required information is either not applicable or included in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

Report of Independent Accountants

Board of Directors and Stockholders
Ambassadors International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ambassadors International, Inc. and its subsidiaries (the Company) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
February 7, 2002, except for Note 15, which is as of February 28, 2002

Ambassadors International, Inc.
Consolidated Balance Sheets
December 31, 2001 and 2000
(dollars in thousands, except share data)

	2001	2000

Assets:
Current assets:
Cash and cash equivalents	$28,021	$38,071
Restricted cash equivalents	12	112
Available-for-sale securities	107,303	87,240
Accounts receivable	4,487	4,146
Prepaid program costs and expenses	5,250	6,839
Deferred income taxes	1,202	355

Total current assets	146,275	136,763
Property and equipment, net	4,205	4,604
Other investments	323	3,406
Goodwill and covenants not-to-compete, net of $1,876 and $3,035 of accumulated amortization	6,344	22,722
Deferred income taxes	8,069	788
Other assets	88	107

Total assets	$165,304	$168,390

Liabilities:
Current liabilities:
Accounts payable	$6,396	$4,344
Accrued expenses	5,438	5,489
Participants’ deposits	26,527	35,358
Notes payable, current portion	200	200
Foreign currency exchange contracts	503	928

Total current liabilities	39,064	46,319
Notes payable, due after one year	—	200

Total liabilities	39,064	46,519

Commitments and contingencies (Notes 2, 7, and 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 20,000,000 shares; issued and outstanding, 9,813,001 and 9,676,324 shares	98	97
Additional paid-in capital	88,144	86,055
Retained earnings	39,018	36,654
Unearned compensation	—	(1,336)
Accumulated other comprehensive (loss) income	(1,020)	401

Total stockholders’ equity	126,240	121,871

Total liabilities and stockholders’ equity	$165,304	$168,390

The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Income
for the years ended December 31, 2001, 2000, and 1999
(in thousands, except share and per share data)

	2001	2000	1999

Revenue	$60,454	$58,733	$43,988
Operating expenses:
Selling and tour promotion	20,797	23,205	18,624
General and administrative	23,838	20,660	19,243
Restructuring and write-down of intangible assets	18,740	—	8,107

	63,375	43,865	45,974

Operating income (loss)	(2,921)	14,868	(1,986)

Other income (expense):
Interest and dividend income	5,686	5,681	3,814
Realized and unrealized gain (loss) on foreign currency exchange contracts	58	(1,565)	—
Realized gain on sale of available-for-sale securities	8,306	7,933	—
Other, net	406	354	1,052

	14,456	12,403	4,866

Income before income taxes	11,535	27,271	2,880
Income tax provision	4,037	9,545	1,041

Net income	$7,498	$17,726	$1,839

Earnings per share — basic:
Net income per share	$0.78	$1.86	$0.19

Weighted-average common shares outstanding — basic	9,641,712	9,541,814	9,717,627

Earnings per share — diluted:
Net income per share	$0.75	$1.83	$0.19

Weighted-average common shares outstanding — diluted	9,959,865	9,682,354	9,770,023

The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Comprehensive Income
for the years ended December 31, 2001, 2000, and 1999
(in thousands)

	2001	2000	1999

Net income	$7,498	$17,726	$1,839
Unrealized gain (loss) on marketable equity security, net of income taxes of $435, $3,353 and ($3,353)	(680)	(5,707)	5,707
Unrealized gain (loss) on foreign currency exchange contracts, net of income taxes of $399, ($372), and $29	(741)	633	(50)

Comprehensive income	$6,077	$12,652	$7,496

The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
for the years ended December 31, 2001, 2000, and 1999
(in thousands, except share data)

						Accumulated
						Other
	Common Stock		Additional		Unearned	Comprehen-
			Paid-In	Retained	Compen-	sive Income
	Shares	Amount	Capital	Earnings	sation	(Loss)	Total

Balances, December 31, 1998	9,915,534	$99	$90,043	$17,089	—	$(182)	$107,049
Stock options exercised	60,037	1	560	—	—	—	561
Stock issued as compensation	21,471	—	218	—	—	—	218
Stock purchased and retired	(595,500)	(6)	(7,303)	—	—	—	(7,309)
Tax benefit associated with stock grants and exercise of stock options	—	—	110	—	—	—	110
Stock issued for acquisition of subsidiaries	76,145	1	889	—	—	—	890
Additional consideration in satisfaction of purchase price contingencies	19,216	—	(746)	—	—	—	(746)
Other comprehensive income, net of income taxes	—	—	—	—	—	5,657	5,657
Net income	—	—	—	1,839	—	—	1,839

Balances, December 31, 1999	9,496,903	95	83,771	18,928	—	5,475	108,269
Stock options exercised	18,613	1	201	—	—	—	202
Issuance of restricted stock	110,000	1	1,573	—	$(1,574)	—	—
Amortization of unearned compensation	—	—	—	—	238	—	238
Stock purchased and retired	(20,000)	(1)	(235)	—	—	—	(236)
Tax benefit associated with stock grants and exercise of stock options	—	—	28	—	—	—	28
Additional consideration in satisfaction of purchase price contingencies	70,808	1	717	—	—	—	718
Other comprehensive loss, net of income taxes	—	—	—	—	—	(5,074)	(5,074)
Net income	—	—	—	17,726	—	—	17,726

Balances, December 31, 2000	9,676,324	97	86,055	36,654	(1,336)	401	121,871
Stock options exercised	155,779	2	1,932	—	—	—	1,934
Stock grants vested	—	—	736	—	1,336	—	2,072
Stock retired	(36,690)	(1)	(771)	—	—	—	(772)
Tax benefit associated with stock grants and exercise of stock options	—	—	(121)	—	—	—	(121)
Additional consideration in satisfaction of purchase price contingencies	17,588	—	313	—	—	—	313
Dividend payment on common stock	—	—	—	(5,134)	—	—	(5,134)
Other comprehensive loss, net of income taxes	—	—	—	—	—	(1,421)	(1,421)
Net income	—	—	—	7,498	—	—	7,498

Balances, December 31, 2001	9,813,001	$98	$88,144	$39,018	$—	$(1,020)	$126,240

The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Cash Flows
for the years ended December 31, 2001, 2000, and 1999
(in thousands)

	2001	2000	1999

Cash flows from operating activities:
Net income	$7,498	$17,726	$1,839
Adjustments to reconcile net income to net cash provided by operating activities:
Write-down of intangible assets	18,010	—	6,838
Write-down of other investments	730	—	—
Write-down of property and equipment	—	—	270
Gain on sale of available-for-sale securities	(8,306)	(7,933)	—
Depreciation and amortization	2,466	2,663	2,441
Deferred income tax benefit	(7,267)	(518)	(1,254)
Loss on foreign currency exchange contracts	—	1,565	—
Unrealized gain on foreign currency exchange contracts	(1,565)	—	—
Amortization of unearned compensation	2,072	238	—
Other, net	(70)	(32)	287
Change in assets and liabilities, net of effects of purchase of subsidiaries:
Restricted cash equivalents	100	—	40
Accounts receivable	(341)	751	964
Prepaid program costs and expenses	1,589	(971)	(542)
Other assets	—	—	159
Accounts payable and accrued expenses	1,071	3,289	2,688
Participants’ deposits	(8,831)	12,610	676

Net cash provided by operating activities	7,156	29,388	14,406

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	94,225	78,946	60,169
Purchase of available-for-sale securities	(111,573)	(94,341)	(94,929)
Proceeds from the sale of other investments	7,205	8,771	—
Purchase of other investments	(320)	(399)	(2,655)
Cash paid for acquisition of subsidiaries, including contingent consideration, net of cash received	(1,454)	(790)	(3,962)
Purchase of property and equipment	(1,141)	(1,578)	(1,658)
Payment for covenant-not-to-compete agreement	—	(38)	(1,271)
Change in other assets and proceeds from sale of property and equipment	24	31	4

Net cash used in investing activities	(13,034)	(9,398)	(44,302)

Cash flows from financing activities:
Payments on note payable	(200)	(346)	(185)
Proceeds from exercise of stock options	1,934	202	561
Purchase and retirement of common stock	(772)	(236)	(7,309)
Dividends paid on common stock	(5,134)	—	—

Net cash used in financing activities	(4,172)	(380)	(6,933)

Net increase (decrease) in cash and cash equivalents	(10,050)	19,610	(36,829)
Cash and cash equivalents, beginning of year	38,071	18,461	55,290

Cash and cash equivalents, end of year	$28,021	$38,071	$18,461

Supplemental disclosure of cash flow information:
Cash paid for interest	$14	$25	$17
Cash paid for income taxes	10,296	8,829	2,520

     See Notes 8 and 11 for non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000 and for the years ended
December 31, 2001, 2000 and 1999

1. Company Business and Summary of Significant Accounting Policies:

Organization and Basis of Consolidation

Ambassadors International, Inc. (the Company) is an educational travel, travel services and performance improvement company. The Company’s operations are classified in the following segments:

•	Ambassadors Group - Organizes and promotes international educational travel and sports programs for students, athletes and professionals. During 2001 in anticipation of its spin off from the Company, Ambassadors Education Group changed its name to Ambassadors Group, Inc. On January 25, 2002, the Board of Directors of the Company approved the distribution of all the outstanding shares of Group common stock to the holders of the Company common stock. (See Note 15).

•	Ambassadors Performance Group - Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services.

•	Ambassadors Services Group - Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows.

The Company was founded in 1967 and was reincorporated in Delaware in 1995. Ambassadors Group represented the entire operations of the Company until 1996 when the Performance Group commenced operations. The Services Group commenced operations in 1998.

The consolidated financial statements include the accounts of Ambassadors International, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Ambassadors Group Spin off

On January 25, 2002, the Company’s Board of Directors formally approved a plan to spin-off its educational travel program business, Ambassadors Group, Inc. (“AGI”), into a fully independent and separate company. The Board of Directors also declared a dividend of AGI’s common stock to the Company’s stockholders of record on February 4, 2002. The dividend was distributed after the close of business on February 28, 2002, in the amount of one share of AGI’s common stock for each outstanding share of the Company’s common stock. The distribution of AGI’s common stock was intended to be tax-free to the Company and to the Company’s stockholders, and the Company has received a favorable Internal Revenue Service private letter ruling to that effect. The Company distributed all of AGI’s common stock to its stockholders.

The Company has entered into agreements with AGI that provide for the separation of AGI’s business operations from the Company. These agreements between the Company and AGI also govern various interim and ongoing relationships. The trading of the common stock of AGI on the Nasdaq National Market began on March 1, 2002 under the ticker symbol “EPAX.”

The Company will reflect the effects of the spin-off on assets and earnings in its next quarterly filing under the Securities Exchange Act of 1934. The proforma effect of the spin-off on the Company’s financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 are included in Note 15.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including investments, intangible assets, income taxes, derivative financial instruments, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, certain investments and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance. The Company believes that its primary trade accounts receivable credit risk exposure is limited as travel program participants are required to pay for their entire program costs prior to the program departure and trade accounts receivable for non-travel related programs are principally with large credit-worthy corporations.

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

The Company’s restricted cash equivalents represent certificates of deposit issued in the Company’s name and held by one airline as collateral for airfare purchase agreements. Additionally, the Company has a $3.0 million revolving credit facility for the purpose of issuing letters of credit to several airlines. The facility expires in 2002, but allows for letters of credit to be issued through 2003. At December 31, 2001, the Company had letters of credit outstanding approximating $1.3 million under this facility.

Derivative Financial Instruments

The Company accounts for derivative financial instruments under Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”. All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges as defined by SFAS 133 are recorded in the statements of income.

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

The Company classifies its minority investments in other operating companies and joint ventures as other investments. Other investments include:

•	The Company owns a 20% interest in a company, which provides packaged tours primarily to Formula One, Indy Car and NASCAR races. This investment is reported on the equity method.

•	In January 1999, the Company purchased a minority interest in a joint venture that owns the capital stock of Scheduled Airlines Traffic Offices, Inc. (SatoTravel). During June 2001, the Company sold its ownership stake in SatoTravel to Navigant International, Inc. (Navigant)(Nasdaq: FLYR). The Company received approximately $7.2 million in cash, approximately 237,000 shares of common stock of Navigant and recorded a gain of approximately $8.3 million in other income ($5.5 million net of income taxes). The agreement also provides for an additional $1.4 million payment of cash and stock to be paid to the Company if SatoTravel, as a subsidiary of Navigant, achieves certain revenue objectives by June 14, 2002. Prior to the Company selling its ownership stake in SatoTravel, the President and Chief Executive Officer of the Company was also the co-chairman of the board of directors and the Company’s Chief Financial Officer was a director of the joint venture.

•	In October 2000, the Company purchased a minority interest in Milepoint, Inc., a development stage internet company which enables customers to convert accrued credits toward online purchasing. This investment is reported at the lower of cost or estimated net realizable value. During the quarter ended December 31, 2001, the Company recorded a loss of approximately $400,000 representing what the Company’s management believes to be other than a temporary decline in the market value of this investment.

•	During January 2001, the Company purchased a minority interest in Off the Beaten Path LLP. Off the Beaten Path provides unique adventure travel experiences to a sophisticated clientele throughout the Rocky Mountains, American Southwest, Alaska and Patagonia. This investment is reported at the lower of cost or estimated net realizable value. During the quarter ended December 31, 2001, the Company recorded a loss of approximately $330,000 representing what the Company’s management believes to be other than a temporary decline in the market value of this investment.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

At December 31, 2001 and 2000, the Company had a total of approximately $323,000 and $3,406,000, respectively, of these other investments.

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

The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of income.

Goodwill and Covenants-Not-to-Compete

Goodwill has been amortized using the straight-line method over 10 to 30 years. Costs of covenants-not-to-compete are amortized using the straight-line method over the term of the agreements, generally 5 to 7 years. The Company periodically assessed the recoverability of the recorded goodwill based upon the expected undiscounted cash flows of the business operations that generated the goodwill. During the fourth quarter of 2001, the Company recorded a charge related to management’s conclusion that the goodwill was impaired (see Note 16).

Revenue Recognition

The Company bills travel participants in advance, which are recorded as participants’ deposits. The Company pays for certain direct program costs such as airfare, hotel, rail passes and other program costs in advance of travel, which are recorded as prepaid program costs and expenses. The Company recognizes travel revenue and related costs when travel convenes.

Revenue from hotel reservation, registration and related travel services is recognized when the convention commences. Revenue from the sale of merchandise is recognized when the merchandise is shipped. Revenue from pre-paid certificate-based merchandise incentive programs is deferred until the Company’s obligations are fulfilled or upon management’s estimates (based upon historical trends) that the certificate will not be redeemed.

Selling and Tour Promotion Expenses

The Company expenses all selling and tour promotion expenses as incurred.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Earnings Per Share

Earnings per share – basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Earnings per share – diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income is composed of unrealized gains and losses on available-for-sale securities and foreign currency exchange contracts.

Accounting for Stock Options

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method, and has provided in Note 8 the pro forma disclosure of the effect on net income and earnings per share as if the fair value based method had been applied in measuring compensation expense. In conjunction with the spin-off of AGI, the exercise price of all outstanding options was adjusted to reflect the corresponding change in value. (See Note 8).

Business Segment

The Company reports segment data based on the management approach which designates the internal reporting that is used by the Company for making operating decisions and assessing performance as the source. The Company also discloses information regarding total revenues by geographic area.

Recent Pronouncements

On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company adopted this statement during the third quarter of fiscal 2001. The adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial statements.

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

The Company expects that the adoption of SFAS No. 142 will result in a pre-tax increase to net earnings of approximately $0.5 million for the fiscal year 2002 from the cessation of amortization of previously recorded goodwill and does not expect to recognize any impairments.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which will be effective for the fiscal year beginning January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”) and the accounting and reporting provisions of APB. No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associated with that Statement. SFAS No. 144 will be effective for the fiscal year beginning January 1, 2002. The Company does not anticipate that the adoption of SFAS No. 143 and SFAS No. 144 will have a material impact on its financial condition or results of operations.

2. Derivative Financial Instruments:

The substantial majority of Ambassadors Group’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. All of the Company’s derivatives at December 31, 2001 and 2000 are cash flow hedges of forecasted transactions. The Company had a $50.0 million credit facility with a major financial institution to support foreign currency purchases and foreign exchange forward contracts. This credit facility was terminated upon the spin off of the Company’s Ambassadors Group effective March 2002.

At December 31, 2001, the Company had outstanding forward contracts as follows (in thousands):

	Notional
Currency	Amount	Matures

Forward contracts:
Australian dollar	$9,400	April - June 2002
Euro dollar	3,460	May - July 2002
British pound	1,250	June - July 2002

	$14,110

Forward contracts with synthetic option:
British pound	$2,050	March - June 2002
Australian dollar	2,100	January - July 2002
New Zealand dollar	5,150	May - July 2002

	$9,300

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

At December 31, 2000, the Company had outstanding forward contracts as follows (in thousands):

	Notional
Currency	Amount	Matures

Forward contracts:
Australian dollar	$3,000	January - April 2001
Australian dollar	9,400	April - June 2002
New Zealand dollar	4,000	May - July 2001
Euro dollar	3,460	May - July 2002
British pound	1,250	June - July 2002

	$21,110

Forward contracts with synthetic option:
Euro dollar	$6,200	April 2001
Euro dollar	3,460	March - May 2002
British pound	5,000	May 2001
British pound	1,250	March - June 2002
Australian dollar	6,000	May - July 2001
New Zealand dollar	3,750	May - June 2002

	$25,660

At December 31, 2001 and 2000, the Company had net unrealized losses associated with these financial instruments of approximately $503,000 and $928,000, respectively. Unrealized losses on forward contracts recorded in other comprehensive income and expected to be reclassified to revenue during the year ending December 31, 2002 are approximately $340,000.

Unrealized gains or losses associated with these transactions that qualify as cash flow hedges under SFAS 133 are reported in other comprehensive income. Any realized gains or losses associated with these transactions are recognized in the Company’s operations in the period the contracts are closed. The net unrealized gain (loss) reclassified to revenue from other accumulated comprehensive income for the years ended December 31, 2001 and 2000 was approximately $60,000 and $(232,000), respectively. Income tax (benefit) on the unrealized gain (loss) reclassified in 2001 and 2000 was approximately $36,000 and $(137,000), respectively. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion in the statements of income. During the years ended December 31, 2001 and 2000, there were no significant amounts recognized in income due to hedge ineffectiveness.

After the unexpected events of September 11, 2001 and the resulting decline in the travel industry, the Company took early exit of forward foreign currency contracts aggregating $5.7 million as it was anticipated that such contracts would not be needed for the related travel season and the related forecasted transactions were no longer probable of occurring. The Company recorded a nominal gain as a result of the early termination of these contracts.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

3. Investments:

At December 31, 2001 and 2000, the cost and estimated fair values of the Company’s investments in marketable equity securities and U.S. government and agency obligations were as follows (in thousands):

		Gross	Gross	Fair Value/
		Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value

December 31, 2001:
U.S. government and agency obligations	$104,587	$—	$—	$104,587

Marketable equity securities	$3,795	$—	$(1,079)	$2,716

December 31, 2000:
U.S. government and agency obligations	$87,240	$—	$—	$87,240

Substantially all of U.S. government and agency obligations mature or are callable in 2002.

During 2001, the Company sold its interest in Sato Travel, who was purchased by an independent company, Navigant International (Nasdaq: FLYR) during the year. The Company recorded a gain on the sale of this investment of approximately $8.3 million during 2001.

During 2000, the Company sold its 15% interest in a joint venture whose sole investment was stock of an internet company that completed an initial public offering during 1999. The Company recorded a gain on the sale of this investment of approximately $7.9 million during 2000.

4. Property and Equipment:

Property and equipment consists of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Office furniture, fixtures and equipment	$4,399	$4,049
Computer equipment	5,120	4,825
Leasehold improvements	1,546	1,334

	11,065	10,208
Less accumulated depreciation and amortization	(6,860)	(5,604)

	$4,205	$4,604

Depreciation and amortization expense on property and equipment of approximately $1,411,000, $1,575,000, and $1,161,000 for the years ended December 31, 2001, 2000, and 1999, respectively, was included in the determination of net income.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

5. Notes Payable:

In conjunction with certain acquisitions (see Note 11), the Company has issued unsecured notes payable which were outstanding at December 31, 2001 and 2000 as follows (in thousands):

	2001	2000

Note payable, due in annual payments of $200 plus interest of approximately 4.0% through 2002	$200	$400

	200	400
Less: current portion	(200)	(200)

Notes payable, due after one year	$—	$200

The holders of these notes are current or previous employees of the Company. Interest expense incurred on these notes payable was approximately $14,000, $30,000, and $17,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

6. Income Taxes:

The provision (benefit) for income taxes for the years ended December 31, 2001, 2000, and 1999 consisted of the following (in thousands):

	2001	2000	1999

Current:
Federal	$10,722	$9,441	$2,023
State	581	622	272
Deferred	(7,266)	(518)	(1,254)

	$4,037	$9,545	$1,041

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2001

	Assets	Liabilities	Total

Accrued vacation and compensation	$156	—	$156
Depreciation	—	$(165)	(165)
Unrealized loss on foreign currency exchange contracts	861	—	861
Amortization of goodwill and non-compete agreements	8,188	—	8,188
Net operating loss carryforwards	47	—	47
Customer advances	76	—	76
Allowance for uncollectible accounts receivable	108	—	108

Total temporary differences and tax attributes	$9,436	$(165)	$9,271

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

	December 31, 2000

	Assets	Liabilities	Total

Accrued vacation and compensation	$368	—	$368
Depreciation	—	$(208)	(208)
Unrealized loss on foreign currency exchange contracts	344	—	344
Amortization of goodwill and non-compete agreements	840	—	840
Net operating loss carryforwards	156	—	156
Customer advances		(471)	(471)
Allowance for uncollectible accounts receivable	114	—	114

Total temporary differences and tax attributes	$1,822	$(679)	$1,143

The income tax provision (benefit) for the years ended December 31, 2001, 2000, and 1999 differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

	2001		2000		1999

	Amount	%	Amount	%	Amount	%

Provision at the federal statutory rate	$4,037	35.0%	$9,545	35.0%	$979	34.0%
Nondeductible goodwill amortization	151	1.3	146	0.5	161	5.6
Write-down of intangible assets	717	6.2	—	—	652	22.6
State income tax, net of federal benefit	282	2.4	399	1.5	80	2.8
Tax exempt interest	(991)	(8.6)	(897)	(3.3)	(884)	(30.7)
Other	(159)	(1.4)	352	1.3	53	1.8

	$4,037	35.0%	$9,545	35.0%	$1,041	36.1%

At December 31, 2001, the Company has federal and state net operating loss (NOL) carryforwards of approximately $126,000 and $1,632,000, respectively. Federal NOL carryforwards can be used to offset future regular taxable income, up to $133,000 annually and expire in 2011. State NOL carryforwards have no annual limitations and expire beginning in 2018.

7. Commitments and Contingencies:

The Company leases office facilities and office equipment under non-cancelable operating leases. At December 31, 2001, future non-cancelable lease commitments, net of sublease income, are as follows (in thousands):

Year Ending
December 31,

2002	$1,360
2003	1,251
2004	1,116
2005	133

$3,860

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Total rent expense for the years ended December 31, 2001, 2000, and 1999 was approximately $1,424,000, $1,756,000, and $1,743,000, respectively. The Company may cancel the lease on the Company’s Ambassadors Group’s office without penalty (upon one year’s prior notice) and also may extend the term of the lease for an additional ten-year period upon providing written notice to the lessor at least six months prior to the end of the initial lease term in 2004.

The Company entered into agreements to sublease office facilities in Newport Beach, California and Boston, Massachusetts. Sublease rental income for the years ended December 31, 2001, 2000 and 1999 was approximately $ 353,000, $366,000, and $60,000, respectively. Future minimum rental income under the non-cancelable subleases is approximately $146,000 for the year ended December 31, 2002.

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

8. Stock Plans:

The Company adopted the 1995 Equity Participation Plan (the Plan) during 1995 and amended and restated the Plan in 1999 and 1998. The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, key employees and consultants of the Company. The maximum number of shares which may be awarded under the Plan is 1.4 million shares. Awards cannot exceed 100,000 shares to any individual in a calendar year.

Under the terms of the Plan, options to purchase shares of the Company’s common stock are granted at a price set by the Compensation Committee of the Board of Directors, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards. The options may be exercised any time after they are fully vested for a period up to 10 years from the grant date.

In conjunction with the spin-off of AGI and subsequent to December 31, 2001, the number of shares and exercise price of outstanding stock options were adjusted. As a result of this adjustment, each option has the same ratio of exercise price per share to market value per share and the same aggregate difference between market value and exercise price as existed immediately prior to the spin-off. No new measurement date occurred upon modification of the stock options.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Had compensation cost for the Company’s plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company’s net income and net income per share would have been changed to the pro forma amounts indicated below (in thousands except per share data):

	Year Ended		Year Ended		Year Ended
	December 31, 2001		December 31, 2000		December 31, 1999

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

Net income	$7,498	$6,809	$17,726	$16,341	$1,839	$800

	Year Ended		Year Ended		Year Ended
	December 31, 2001		December 31, 2000		December 31, 1999

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

Net income per share — basic	$0.78	$0.71	$1.86	$1.71	$0.19	$0.08

Net income per share — diluted	$0.75	$0.68	$1.83	$1.69	$0.19	$0.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999:

	2001	2000	1999

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	56%	56%	58%
Risk free interest rates	5.8%	6.4%	5.3%
Expected option lives	4.7 years	6.0 years	5.9 years

Stock option transactions are summarized as follows:

	Number of	Weighted-Average	Expiration
	Shares	Exercise Price	Date

Balance, December 31, 1998	642,189	$15.52	2005-2008
Granted	375,800	12.60	2009
Forfeited	(171,965)	15.61
Exercised	(60,037)	9.19

Balance, December 31, 1999	785,987	14.61	2005-2009
Granted	384,375	13.38	2010
Forfeited	(87,362)	15.75
Exercised	(18,613)	10.83

Balance, December 31, 2000	1,064,387	14.12	2005-2010
Granted	233,850	21.54	2011
Forfeited	(145,097)	13.86
Exercised	(155,779)	12.41

Balance, December 31, 2001	997,361	$16.40	2005-2011

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

The following table presents information about the options as of December 31, 2001:

			Weighted-Average

	Number of	Range of		Remaining
	Shares	Exercise Price	Exercise Price	Life (Years)

Exercisable options	29,375	$8.25 - 8.78	$8.39	3.8
Exercisable options	133,677	8.79 - 11.70	10.14	5.7
Exercisable options	87,224	11.71 - 14.63	13.44	7.9
Exercisable options	78,649	14.64 - 17.55	15.20	6.8
Exercisable options	35,496	17.56 - 20.48	19.84	6.0
Exercisable options	27,673	23.41 - 26.33	26.25	7.4
Exercisable options	40,723	26.34 - 29.25	29.15	6.0

Total exercisable	432,817	8.25 - 29.25	15.22
Unexercisable options	44,075	8.79 - 11.70	10.28	5.7
Unexercisable options	229,036	11.71 - 14.63	13.32	7.9
Unexercisable options	28,126	14.64 - 17.55	15.56	6.8
Unexercisable options	41,428	17.56 - 20.48	19.39	6.0
Unexercisable options	181,750	20.49 - 23.40	21.65	9.5
Unexercisable options	27,702	23.41 - 26.33	25.82	7.4
Unexercisable options	12,427	26.34 - 29.25	29.15	6.0

Total all options	997,361	$8.25 - 29.25	$16.40	7.3

Exercisable, December 31, 2000	364,068		$13.89

Exercisable, December 31, 1999	248,513		$13.19

The weighted-average fair value of options granted during 2001, 2000 and 1999 was $11.49, $7.77, and $7.38, per share, respectively.

In addition to the stock options above, restricted stock awards were made during 2000 to five Company officers and directors aggregating 110,000 shares, at a weighted average price of $14.31. These awards were to fully vest within the period from May 2003 to December 2004, provided the grantees are employees, officers, or directors of the Company at that time. During December 2001, these restricted stock awards were fully vested at the direction of the Board of Directors. The Company incurred compensation expense of approximately $2,072,000 and $238,000 related to these stock grants during 2001 and 2000, respectively. During 1997, the Company granted an executive 50,000 shares of the Company’s stock, which vested over four years. The executive terminated his employment during 1999 prior to 25,000 shares being vested. The Company incurred compensation expense of approximately $98,000 in 1999 related to this grant of shares.

9. Employee Benefit Plan:

Effective January 1, 1993, the Company established a noncontributory profit sharing plan that covers substantially all employees. During 1996, the assets of the plan were transferred into a new 401(k) Profit-Sharing Plan (the Plan). With the spin-off transaction consummated (see Note 15), the Group is currently establishing a separate 401(k) Profit Sharing Plan for the employees of the Group. All Plan assets associated with the employees of the Group will be transferred from the Company’s Plan to the new plan established by the Group.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Employees are eligible to participate in the Plan upon six months of service and 21 years of age. Employees may contribute up to 15% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 2001, 2000, and 1999, the Company contributed approximately $82,000, $86,000 and $72,000, to the Plan, respectively.

10. Common Stock:

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing and as of December 31, 2001, the Company has repurchased 615,500 shares for approximately $7.5 million. During the year ended December 31, 2001, no shares were repurchased.

11. Business Acquisitions:

In June 1999, the Company acquired certain assets of a company primarily engaged in providing youth sports travel programs. In September 1999, the Company also acquired all of the capital stock of a company primarily involved in registration services for conventions. The total purchase price for these acquisitions in 1999 was $3.1 million plus the issuance of a note payable for $600,000, shares totaling 69,405 of the Company’s restricted common stock, and certain contingent consideration as described below. Total assets acquired and liabilities assumed in these acquisitions were approximately $3.2 million and $5.9 million, respectively. Assets acquired consisted primarily of cash, accounts receivables and prepaid expenses. Liabilities consisted primarily of accounts payable and participant deposits. The common stock issued to effect the transactions was recorded at its estimated fair value based upon quoted market price adjusted for trading restrictions of $800,000. During the year ended December 31, 2001, the Company recorded a write-down of goodwill relating to the acquisition of certain assets of a company engaged in providing youth sports travel programs. (See Note 16).

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

The total purchase price for these acquisitions in 1998 was $11.7 million plus 277,927 shares of the Company’s restricted common stock and certain contingent consideration as described below. Total assets acquired and liabilities assumed in these acquisitions were approximately $10.5 million and $10.3 million, respectively. Assets acquired consisted primarily of cash, accounts receivables and prepaid expenses. Liabilities consisted primarily of accounts payable and participant deposits. The common stock issued to effect the transactions was recorded at its estimated fair value based upon quoted market price adjusted for trading restrictions of $5.6 million. During the year ended December 31, 2001, the Company recorded a write-down of goodwill relating to the above acquisitions. (See Note 16).

All of the above acquisitions have been accounted for using the purchase method of accounting. The results of operations of these companies have been included in the consolidated statements of income since their respective dates of acquisition. The contingent consideration to be paid is dependent upon the success of the acquired

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

companies’ programs. Additionally, contingent consideration for certain of the acquisitions included provisions for additional stock or cash to be paid if the market value of the Company’s common stock declined below an established value at a specified future date. All of the contingent consideration, except for any associated with the market value of the Company’s stock, has been accounted for as goodwill and will be amortized through the adoption of FAS 142 (see Note 1). Additional consideration paid related to market value contingencies are recorded as an adjustment to stockholders’ equity. During the years ended December 31, 2001 and 2000, the Company paid approximately $1,454,000 and $790,000, respectively, and issued 17,588 and 70,808 shares of stock, respectively, as contingent consideration related to prior acquisitions. As of December 31, 2001, the Company incurred a liability in the amount of approximately $930,000 for additional contingent consideration obligations to be paid in 2002 related to acquisitions. As a result of these contingencies, the original purchase price of these acquisitions was adjusted by approximately $2,693,000 and $896,000 during the years ended December 31, 2001 and 2000, respectively. The terms of the Company’s acquisitions also include contingent consideration which could range up to approximately $0.6 million in 2002.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the 1999 acquisitions had occurred at January 1, 1999 (in thousands except per share data):

1999

Revenue	$44,866

Net income	$1,165

Net income per share — basic	$0.12

Net income per share — diluted	$0.12

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

12. Fair Value of Financial Instruments:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Cash and Cash Equivalents — The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

Derivatives — The fair value of the Company’s investments in foreign currency forward contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year end.

Available-for-Sale Securities — The fair value of the Company’s investment in debt and marketable equity securities is based on quoted market prices.

Other Investments — The fair value of other investments is not readily determinable.

Notes Payable — The fair value of the notes payable is based on the discounted value of contractual cash flows of the notes. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

The estimated fair values of the financial instruments as of December 31, 2001 and 2000 are as follows (in thousands):

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$28,021	$28,021	$38,071	$38,071
Derivatives	(503)	(503)	(928)	(928)
Available-for-sale securities	107,303	107,303	87,240	87,240
Other investments	323	323	3,406	3,406
Financial liabilities:
Notes payable	200	200	400	400

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

	2001	2000	1999

Numerator:
Net income for basic and diluted earnings per share	$7,498	$17,726	$1,839

Denominator:
Weighted-average shares outstanding — basic	9,641,712	9,541,814	9,717,627
Effect of dilutive common stock options	208,153	97,999	52,396
Effect of dilutive common stock grants	110,000	42,541	—

Weighted-average shares outstanding - diluted	9,959,865	9,682,354	9,770,023

Net income per share — basic	$0.78	$1.86	$0.19

Net income per share — diluted	$0.75	$1.83	$0.19

At December 31, 2001, 2000, and 1999, there were approximately 367,000, 173,000, and 434,000 stock options outstanding, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

14. Business Segments:

All of the Company’s assets are located in the United States. During the years ended December 31, 2001, 2000, and 1999, the Company’s revenues as a percentage of total revenues were derived from travel programs conducted in the following geographic areas:

	2001	2000	1999

United States	30%	32%	38%
Europe	35%	30%	31%
South Pacific	26%	22%	24%
China	5%	8%	4%
Other	4%	8%	3%

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

The Company operated Ambassadors Group, the Performance Group, and the Service Group segments during 2001, 2000, and 1999. Corporate and other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Ambassadors, Performance and Service Groups. Selected financial information related to these segments is as follows (in thousands):

	Ambassadors	Performance	Services	Corporate
	Group	Group	Group	and Other	Total

2001:
Revenues	$43,414	$10,333	$6,707	$—	$60,454
Depreciation and amortization	650	463	291	1,062	2,466
Operating income (loss) prior to write-down of intangible assets	20,569	510	216	(5,476)	15,819
Write-down of intangible assets	—	—	—	18,740	18,740
Operating income (loss)	20,569	510	216	(24,216)	(2,921)
Total additions to property, equipment, goodwill and covenant-not-to-compete	882	716	2,233	7	3,838
Total assets	43,756	13,230	2,456	105,862	165,304
2000:
Revenues	$40,322	$10,728	$7,433	$250	$58,733
Depreciation and amortization	846	497	224	1,096	2,663
Operating income (loss)	16,189	1,207	387	(2,915)	14,868
Total additions to property, equipment, goodwill and covenant-not-to-compete	991	202	363	956	2,512
Total assets	74,799	13,963	2,416	77,212	168,390
1999:
Revenues	$26,532	$10,474	$6,982	$—	$43,988
Depreciation and amortization	517	466	175	1,283	2,441
Operating income (loss) prior to restructuring and write-down of intangible assets	10,085	(700)	(231)	(3,033)	6,121
Restructuring and write-down of intangible assets	—	487	782	6,838	8,107
Operating income (loss)	10,085	(1,187)	(1,013)	(9,871)	(1,986)
Total additions to property, equipment, goodwill and covenant-not-to-compete	790	615	263	10,375	12,043
Total assets	43,357	9,016	2,979	87,411	142,763

15. Spin off of Ambassadors Group, Inc.:

As further discussed in Note 1, on January 25, 2002, the Board of Directors of the Company approved the distribution of all the outstanding shares of Group common stock to the holders of the Company’s common stock, and on February 28, 2002, the Company distributed to each holder of its common stock a dividend of one (1) share of Group common stock for every one (1) share of the Company’s common stock held on the record date of February 4, 2002.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

The spin off of Ambassadors Group, Inc. will be accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the spin, and accordingly, in the future, previously reported results of operations of the Company will report the results of Ambassadors Group, Inc. as income from discontinued operations.

If the spin off of Ambassadors Group, Inc. had occurred as of December 31, 2001, the current assets, total assets, current liabilities and shareholder’s equity of the Company at that date would have been approximately $104.6 million, $119.2 million, $17.8 million and $101.4 million, respectively.

The following is the unaudited pro forma condensed results of operations of the Company had the spin off transaction occurred as of December 31, 2001:

	2001	2000

Revenue	$17,040	$18,411
Operating loss	(15,475)	(461)
Income (loss) before income taxes	(3,173)	10,399
Income from discontinued operations, net of tax	9,488	11,056
Net income	7,498	17,726

The financial information of Ambassadors Group, Inc. used to derive the above pro forma financial information has been carved out from the consolidated financial statements of the Company using the historical operation results and historical bases of the assets and liabilities of the Company’s business that Ambassadors Group, Inc. comprises. Accordingly, the historical financial information of Ambassadors Group, Inc., used to derive the above pro forma financial information, does not necessarily reflect what the Company’s financial position and operating results would have been had Ambassadors Group, Inc. been a separate, stand-alone entity during the periods presented.

16. Impairment of Intangible Assets

Principally as a result of the impact of the terrorist acts that occurred on September 11, 2001, the response by the United States since October 7, 2001, and the resulting negative impact these events have had on domestic and international air travel, and the travel industry in general, the Company reviewed the carrying value of long-lived assets associated with certain of its acquisitions. The Company recorded a non-cash charge of $18.0 million in the fourth quarter of 2001, which represented the impairment of such long-lived assets; goodwill and other related intangible assets. This charge is based on the amount by which the book value exceeded the current estimated fair market value of the goodwill. The current estimated fair market value was determined primarily using the anticipated cash flows of the operations of the related acquired companies.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

17. Restructuring Plan — Fourth Quarter of 1999:

During the fourth quarter of 1999, in connection with management’s decisions to close certain offices to improve operating efficiencies and reduce costs and to outsource the merchandising business, the Company recorded a restructuring charge and a write-down of intangible assets totaling approximately $8.1 million. Cash spent on the restructuring was funded from operations during 2000 and 1999. The restructuring plan involved the elimination of approximately 60 positions, the write-down of intangible assets and property and equipment and the consolidation of offices as follows (in thousands):

		Restructuring		Reserve		Reserve
		and		Balance at		Balance at
	Cash/	Impairment	1999	December 31,	2000	December 31,
	Non-Cash	Charge	Activity	1999	Activity	2000

Write-down of intangible assets	Non-cash	$6,838	$(6,838)	$—	$—	$—
Severance and related charges	Cash	700	(134)	566	(566)	—
Consolidation of offices	Cash	299	(27)	272	(272)	—
Write-down of property and equipment	Non-cash	270	(270)	—	—	—

Total		$8,107	$(7,269)	$838	$(838)	$—

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

The write-down of the Performance Group’s intangible assets, approximating $4.4 million, consisted of the remaining goodwill balances relating to five previous acquisitions that were being operated from the Minneapolis location that was closed in December 1999 as a result of losing a majority of customers. All administrative staff was terminated.

The write-down of Services Group’s intangible asset, approximating $2.4 million, consisted of a partial write-down of goodwill on one acquisition that was previously being operated from the Boston office. The Boston office was closed in December of 1999 due to a significant number of clients not renewing their contracts. Administrative staff was either terminated or relocated to the Atlanta location.

18. Related Party Transactions:

In connection with one of its investments, the Company received a non-recurring consulting fee during 1999 and receives quarterly management fees. Also, the Company’s Chairman of the Board of Directors is the Managing Director of a business management company that the Company has paid consulting fees of $114,000 for the year ended December 31, 1999. No fees were paid during 2001 or 2000.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

19. Quarterly Financial Data

Summarized quarterly financial data for 2001, 2000, and 1999 is as follows (unaudited, and in thousands except per share data):

	Quarters Ended

	March	June	September	December

2001
Revenues	$8,069	$24,571	$22,549	$5,265
Net income (loss)	(18)	16,038	8,246	(16,769)
Earnings (loss) per share — basic	(0.00)	1.67	0.85	(1.72)
Earnings (loss) per share — diluted	(0.00)	1.61	0.82	(1.68)

Gross program receipts totaled $27.8 million, $72.3 million, $58.2 million, and $17.9 million for the quarters ended March 31, June 30, and September 30, and December 31, 2001 respectively. Proforma earnings per diluted share, excluding the effects of the gain on the sale of an investment, was $1.06 for the quarter ended June 30, 2001. Proforma loss per diluted share, excluding the effects of the write down of intangible assets, was $0.43 per diluted share for the quarter ended December 31, 2001.

	Quarters Ended

	March	June	September	December

2000
Revenues	$5,541	$19,390	$23,219	$10,583
Net income (loss)	(1,502)	7,575	7,873	3,780
Earnings (loss) per share — basic	(0.16)	0.79	0.82	0.40
Earnings (loss) per share — diluted	(0.16)	0.78	0.81	0.38

Gross program receipts totaled $17.4 million, $59.6 million, $65.8 million, and $28.9 million for quarters ended March 31, June 30, September 30, and December 31, 2000, respectively. Proforma loss per diluted share, excluding the effects of the one-time gain on the sale of the investment in GetThere.com, was $0.14 per diluted share for the quarter ended December 31, 2000.

	Quarters Ended

	March	June	September	December

1999
Revenues	$4,980	$17,038	$16,440	$5,531
Net income (loss)	(1,183)	6,538	4,873	(8,392)
Earnings (loss) per share — basic	(0.12)	0.67	0.50	(0.87)
Earnings (loss) per share — diluted	(0.12)	0.67	0.50	(0.87)

Gross program receipts totaled $16.5 million, $56.8 million, $47.6 million, and $18.4 million for quarters ended March 31, June 30, September 30, and December 31, 1999, respectively. Proforma loss per diluted share, excluding the effects of the write down of intangible assets, was $0.29 per diluted share for the quarter ended December 31, 1999.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)

Date: March 25, 2002	By:	/s/ John A. Ueberroth

John A. Ueberroth, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Ueberroth John A. Ueberroth	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2002

/s/ Peter V. Ueberroth Peter V. Ueberroth	Chairman of the Board of Directors	March 25, 2002

/s/ Timothy T. Fogarty Timothy T. Fogarty	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2002

/s/ Brigitte M. Bren Brigitte M. Bren	Director	March 25, 2002

/s/ James L. Easton James L. Easton	Director	March 25, 2002

/s/ Rafer L. Johnson Rafer L. Johnson	Director	March 25, 2002

/s/ John C. Spence John C. Spence	Director	March 25, 2002

/s/ Joseph J. Ueberroth Joseph J. Ueberroth	Director	March 25, 2002

/s/ Richard D. C. Whilden Richard D.C. Whilden	Director	March 25, 2002

Index to Exhibits

2.1	Form of Reincorporation Agreement (l)
2.2	Rescission Agreement (l)
2.3	Stock Purchase Agreement (l)
2.4	Redemption Agreement (l)
3.1	Certificate of Incorporation of Ambassadors International, Inc. (1)
3.2	By-Laws of Ambassadors International, Inc. (l)
4.1	Specimen Stock Certificate (l)
10.1	People to People Contract — Student Ambassador Program (l)
10.2	People to People Contract — Citizen Ambassador Program (l)
10.3	Form of Equity Participation Plan of Ambassadors International, Inc. (1)
10.4	Form of Registration Rights Agreement among the Company, John and Peter Ueberroth, and certain other stockholders (l)
10.5	Form of Indemnification Agreement for officers and directors (1)
10.6	Commercial Lease dated December 21, 1992 between Portolese and Sample Investments and International Ambassador Programs, Inc. (1)
10.7	First Amendment to Commercial Lease dated January 3, 1995 between Portolese and Sample Investments and International Ambassador Programs, Inc. (l)
10.8	Form of Employment Agreement with Executive Officers (l)
10.9	Form of Note between the Company and the Ueberroths relating to the Distribution (l)
10.10	General Contract between People to People and M.L. Bright Associates dated July 1, 1995 and Assignment documents to the Company dated February 6, 1996 (2)
10.11	Agreement and Plan of Merger, effective as of December 11, 1996 by and among Ambassadors International, Inc., a Delaware corporation, Ambassadors Performance Improvement, Inc., a Delaware corporation and wholly owned subsidiary of Ambassadors, Bitterman & Associates, Inc., a Minnesota corporation, and Michael H. Bitterman (3)
10.12	Asset Purchase Agreement dated as of February 5, 1998 by and among the company, Ambassador Performance Group, Inc., Rogal America, Co. and Andrew Rogal (4)
10.13	Lease dated December 20, 1996 between Rogal America, Inc. and Ark-Les Corp. (5)
10.14	Industrial Lease dated 19- between the Company and the Irvine Company (5)
10.15	The Amended and Restated 1995 Equity Participation Plan of Ambassadors International, Inc. (6)
10.16	The Atlanta Merchandise Mart Lease Agreement dated April 17, 1998 by and between AMC, Inc. and Destination, Inc. (6)
10.17	Agreement and Plan of Merger, dated May 22, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Incentive Associates, Inc., Wayne Wright and Russ Medevic (7)
10.18	Asset Purchase Agreement, dated July 17, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Destination, Inc. and Gregory S. Cunningham(8)
10.19	Lease dated July 24, 1998 by and between the Joseph Pell and Eda Pell Revocable Trust dated August 19, 1989 and Ambassador Performance Group, Inc.(9)
10.20	The Amended and Restated 1995 Equity Participation Plan of Ambassador International, Inc., as amended by the Company’s Shareholders at the 1999 Annual Meeting of Shareholders held on May 14, 1999.(10)
10.21	Amendment to General Contracts dated January 22, 2000 by and among People to People International, Ambassadors International Inc., and Ambassadors Programs, Inc.(11)
21.1	Subsidiaries of Ambassadors International, Inc.(12)
23.1	Consent of PricewaterhouseCoopers LLP(12)

(1)	Filed as an exhibit of the same number to the Company’s Registration Statement on Form S-1 (Registration No. 33-93586), and incorporated herein by reference.

(2)	Filed as an exhibit of the same number to the Company’s Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.

(3)	Filed as Exhibit 2.5 to a Current Report on Form 8-K dated January 3, 1997, and incorporated herein by reference.

(4)	Filed as Exhibit 2.6 to a Current Report Form 8-K dated February 12, 1998 (as amended on Form 8-K/A dated April 2, 1998), and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998, and incorporated herein by reference.

(7)	Filed as Exhibit 2.5 to a Current Report on Form 8-K, which was filed on June 5, 1998, and incorporated herein by reference.

(8)	Filed as Exhibit 2.6 to a Current Report on Form 8-K, which was filed on August 3, 1998, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(10)	Filed as Exhibit 4.1 to the Company’s Registration statement on Form S-8 (Registration No. 333-81023) and incorporated herein by this reference.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(12)	Filed herewith.