Form 10-Q
period 2002-03-31
AMBASSADORS INTERNATIONAL INC
filed 2002-05-13
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-26420

AMBASSADORS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1688605
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1071 Camelback Street Newport Beach, California	92660
(Address of principal executive offices)	(Zip code)

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

Common shares outstanding as of April 30, 2002: 9,855,910

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001
(dollars in thousands)

	March 31,	December 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$21,504	$28,021
Restricted cash equivalents	—	12
Available-for-sale securities	82,674	107,303
Accounts receivable	3,798	4,487
Prepaid program costs and expenses	4,906	5,250
Deferred income taxes	1,393	1,202

Total current assets	114,275	146,275
Property and equipment, net	1,672	4,205
Other investments	1,561	323
Goodwill and covenant not-to-compete, net of $1,246 of accumulated amortization	6,274	6,344
Deferred income taxes	5,809	8,069
Other assets	88	88

Total assets	$129,679	$165,304

See notes to the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
March 31, 2002 and December 31, 2001
(dollars in thousands)

	March 31,	December 31,
	2002	2001

	(UNAUDITED)
LIABILITIES
Current liabilities:
Accounts payable	$2,311	$6,396
Accrued expenses	4,004	5,438
Participants’ deposits	10,384	26,527
Note payable	200	200
Foreign currency exchange contracts	—	503

Total liabilities	16,899	39,064
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 20,000,000 shares; issued and outstanding, 9,855,910 and 9,813,001 shares issued and outstanding	99	98
Additional paid-in capital	88,565	88,144
Retained earning	24,298	39,018
Accumulated other comprehensive loss	(182)	(1,020)

Total stockholders’ equity	112,780	126,240

Total liabilities and stockholders’ equity	$129,679	$165,304

See notes to the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
for the three months ended March 31, 2002 and 2001
(dollars in thousands, except per share data)

	2002	2001

Revenues	$3,846	$6,131

Operating expenses:
Selling and tour promotion	961	1,531
General and administrative	2,835	3,875

	3,796	5,406

Operating income	50	725

Other income:
Interest and dividend income	600	1,118
Other, net	32	340

	632	1,458

Income from continuing operations before taxes	682	2,183
Provision for income taxes	106	735

Income from continuing operations	576	1,448
Loss from discontinued operations (less applicable income taxes of $662 and $744)	(1,127)	(1,466)

Net loss	$(551)	$(18)

Earnings (loss) per share – basic:
Income from continuing operations	$0.06	$0.15
Loss from discontinued operations	(0.12)	(0.15)

Net loss	$(0.06)	$—

Weighted-average common shares outstanding	9,828	9,570
Earnings (loss) per share — diluted:
Income from continuing operations	$0.06	$0.15
Loss from discontinued operations	(0.11)	(0.15)

Net loss	$(0.05)	$—

Weighted-average common shares outstanding	10,401	9,865

See notes to the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
for the three months ended March 31, 2002 and 2001
(dollars in thousands)

	2002	2001

Cash flows from operating activities:
Net loss	$(551)	$(18)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	303	572
Deferred income taxes	(449)	—
Compensation expense on stock grants	—	148
Change in assets and liabilities excluding effect of business dispositions:
Accounts receivable	546	(1,268)
Prepaid program costs and expenses	(1,157)	(2,673)
Accounts payable and accrued expenses	(1,572)	(1,635)
Participants’ deposits	408	32,748
Other	3	—

Net cash provided by (used in) operating activities	(2,469)	27,874

Cash flows from investing activities:
Purchase of property and equipment	(105)	(255)
Purchase of available-for-sale securities	(34,312)	(25,967)
Proceeds from sale or maturities of available-for-sale securities	36,487	21,703
Purchase of other investments	(868)	(320)
Change in other assets	—	4

Net cash provided by (used in) investing activities	1,202	(4,835)

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
for the three months ended March 31, 2002 and 2001
(dollars in thousands)

	2002	2001

Cash flows from financing activities:
Dividends paid on common stock	$—	$(5,133)
Distribution resulting from spin-off of subsidiary	(5,299)	—
Purchase and retirement of common stock	(80)	—
Proceeds from exercise of stock options	129	141

Net cash used in financing activities	(5,250)	(4,992)

Net increase (decrease) in cash and cash equivalents	(6,517)	18,047
Cash and cash equivalents, beginning of period	28,021	38,071

Cash and cash equivalents, end of period	$21,504	$56,118

See notes to the consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the consolidated financial position of Ambassadors International, Inc. and its subsidiaries as of March 31, 2002, and the consolidated results of its operations and cash flows for the three months ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2. COMPREHENSIVE INCOME

The components of comprehensive income (loss) are as follows (dollars in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(551)	$(18)
Change in unrealized gain on marketable equity securities, net of income taxes of ($291)	498	—
Change in unrealized gains (losses) on foreign currency exchange contracts, net of income taxes of ($163) and $975	340	(1,660)

Comprehensive Income (loss)	$287	$(1,678)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3. AMBASSADORS GROUP SPIN-OFF

On January 25, 2002, the Company’s Board of Directors approved the spin-off of its wholly owned subsidiary, Ambassadors Group, Inc. (“AGI”), by declaring a special stock dividend to the stockholders of the Company and distributing to them all of the outstanding shares of AGI. The stock dividend was paid to the Company’s stockholders of record as of February 4, 2002, and was distributed to such shareholders after the close of business on February 28, 2002, the date that the spin-off was completed. Each stockholder of the Company received one share of common stock of AGI for each share of common stock owned in the Company. The distribution of AGI’s common stock pursuant to the spin-off is intended to be tax free to the Company and its stockholders. The Company received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of AGI on the Nasdaq National Market began on March 1, 2002 under the symbol “EPAX”.

The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the dividend. The impact of the spin-off on the Company’s balance sheet on February 28, 2002 reduced total assets, liabilities, and stockholders’ equity by $34.8 million, $21.0 million and $13.8 million respectively.

The Company has entered into various agreements with AGI providing for the separation of AGI’s business operations from the Company. These agreements also govern various interim and ongoing relationships.

One of these agreements provides for a credit facility in which the Company has agreed to provide loans to AGI in the event that AGI requires capital. AGI may borrow up to $20 million at any time with three days written notice to the Company. All monies outstanding, including principal and interest, mature no later than August 31, 2003. All borrowings bear interest at the prime interest rate as reported in the Wall Street Journal one business day after the request for a borrowing is received by the Company. As of March 31, 2002, there were no borrowings under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4 . BUSINESS SEGMENTS

The Company operates the Performance Group and Services Group segments. Corporate and other consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to these Groups. Selected financial information related to these segments is as follows (dollars in thousands):

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Performance Group	$2,054	$4,129
Services Group	1,792	2,002
Corporate and Other	—	—

Total	$3,846	$6,131

Operating Income (Loss):
Performance Group	$112	$1,307
Services Group	426	248
Corporate and Other	(488)	(830)

	$50	$725

5. RECENT PRONOUNCEMENTS

On January 1, 2002, the Company adopted FASB Statement No. 142 Goodwill and Other Intangibles (“Statement 142”). Under Statement 142, goodwill is no longer amortized, but is subject to annual impairment tests. Application of the non-amortization provisions resulted in an increase in earnings from continuing operations of approximately $0.1 million for the three months ended March 31, 2002. During the second quarter of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets associated with continuing operations and has not yet determined what the effect such tests will have on its results of operations or financial position. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company does not expect the adoption of the statement to have a material impact on the earnings or financial position of the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS

Statements contained in this Quarterly Report on Form 10-Q of Ambassadors International, Inc. (“the Company”) which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “will continue to be”, “will be”, “continue to”, “expect to”, “anticipates that”, “believes that”, “to be”, or “can impact”. Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. A more complete discussion of these risks and uncertainties, as well as other factors, may be identified from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, or in the Company’s press releases.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including cash and cash equivalents, available-for-sale securities, investments, intangible assets, income taxes, and contingencies and litigation.

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

The Company bills travel participants in advance, which are recorded as participants’ deposits. The Company pays for certain direct program costs such as airfare, hotel, and other program costs in advance of travel, which are recorded as prepaid program costs and expenses. The Company recognizes travel revenue and related costs when travel convenes.

Revenue from hotel reservation, registration, and related travel services is recognized when the convention commences. Revenue from the sale of merchandise is recognized when the merchandise is shipped. Revenue from pre-paid certificate-based merchandise incentive programs is deferred until the Company’s obligations are fulfilled or upon management’s estimates (based upon historical trends) that the certificate will not be redeemed.

The Company expenses all selling and tour promotion expenses as incurred.

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

COMPARISON OF RESULTS FROM CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001:

GROSS PROGRAM RECEIPTS

Gross program receipts decreased to $11.6 million in the first quarter of 2002 from $22.8 million in the first quarter of 2001. The $11.2 million decrease is the direct result of a lower level of business in APG resulting from both a slowdown in corporate spending and the impact of September 11th. The number and average gross program receipts per program operated by APG decreased from 43 and $479,000, respectively, in the first quarter of 2001 to 33 and $288,000, respectively, in the first quarter of 2002.

NET REVENUE

Net revenue decreased to $3.8 million in the first quarter of 2002 from $6.1 million in the first quarter of 2001, a decrease of $2.3 million. The $2.3 million decrease is the direct result of a lower level of business in APG resulting from both a slowdown in corporate spending and the impact of September 11th. The net revenue per program operated by APG decreased from $96,000 in the first quarter of 2001 to $73,000 in the first quarter of 2002.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses decreased to $1.0 million in the quarter ended March 31, 2002 from $1.5 million in the comparable quarter of 2001. The decrease was principally due to lower personnel expenses in both APG and ASG.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased during the first quarter of 2002 to $2.8 million from $3.9 million in the first quarter of 2001. The decrease of $1.1 million was primarily the result of lower personnel expenses and the adoption of FASB Statement No. 142 “Goodwill and Other Intangibles” effective January 1, 2002, which resulted in the elimination of $0.3 million of goodwill amortization.

OPERATING INCOME

Operating income decreased to $50,000 in the quarter ended March 31, 2002 from $0.7 million in the comparable quarter of 2001. The decrease is the result of changes as described above.

OTHER INCOME

Other income for the three months ended March 31, 2002 was $0.6 million compared to $1.5 million for the three months ended March 31, 2001, a decrease of $0.9 million. The decrease in other income relates to lower investment income due to lower yields and the prior year included $0.3 million of management fees from the SATO investment that was sold in the second quarter of 2001.

INCOME TAXES

The Company has recorded an income tax provision of $0.1 million for the first quarter of 2002 in comparison to $0.7 million for the first quarter of 2001. The effective tax rate for the quarter was 15.5% compared to 33% for the same period last year. The decrease in the effective tax rate is attributable to investment income which represented 88% of the Company’s pre-tax income for the quarter ended March 31, 2002 compared to 51% for the same quarter of 2001. Tax-exempt interest income represented approximately 70% and 65% of the Company’s investment income in the quarter ended March 31, 2002 and 2001, respectively.

NET INCOME

Net income decreased to $0.6 million in the quarter ended March 31, 2002 from $1.4 million in the comparable quarter of 2001. The decrease of $0.8 million is the result of changes as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions.

Net cash provided by (used in) operations for the three month period ended March 31, 2002 and 2001 was approximately ($2.5) million and $27.9 million, respectively. The decrease of $30.4 million in operating cash flows primarily relates to i) the increase in the net loss, ii) a decrease in participant deposits resulting from the spin-off of AGI and iii) a lower level of business operated by APG.

Net cash provided by (used in) investing activities for the three month period ended March 31, 2002 and 2001 was approximately $1.2 million and ($4.8) million, respectively. The increase in cash flows from investing activities relates to the Company liquidating investments in order to partially fund cash flow from operations and to complete the acquisition of a minority interest in a corporate and incentive meeting company.

Net cash used in financing activities for the three month period ended March 31, 2002 and 2001 was ($5.3) million and ($5.0) million, respectively. Cash used from financing activities for the current period mainly related to the spin-off of AGI that was completed on February 28, 2002 (see Note 3).

The Company has entered into various agreements with AGI that provide for the separation of AGI’s business operations from the Company. One of these agreements provides for a credit facility in which the Company has agreed to provide loans to AGI in the event that it requires capital. AGI may borrow up to $20 million at any time with three days written notice to the Company. All monies outstanding, including principal and interest, mature no later than August 31, 2003. All borrowings bear interest at the prime interest rate as reported in the Wall Street Journal one business day after the request for a borrowing is received by the Company. As of March 31, 2002, there were no borrowings under this agreement.

The Company does not have any material capital expenditure commitments for 2002. However, the terms of the Company’s acquisitions of certain businesses include contingent consideration, which could range up to approximately $1.2 million in 2003. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement and service businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

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

DISCONTINUED OPERATIONS

On January 25, 2002, the Company’s Board of Directors approved the spin-off of its wholly owned subsidiary, Ambassadors Group, Inc. (“AGI”), by declaring a special stock dividend to the stockholders of the Company and distributing to them all of the outstanding shares of AGI. The stock dividend was paid to the Company’s stockholders of record as of February 4, 2002, and was distributed to such shareholders after the close of business on February 28, 2002, the date that the spin-off was completed. Each stockholder of the Company received one share of common stock of AGI for each share of common stock owned in the Company. The distribution of AGI’s common stock pursuant to the spin-off is intended to be tax free to the Company and its stockholders. The Company received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of AGI on the Nasdaq National Market began on March 1, 2002, under the symbol “EPAX”.

PART II — OTHER INFORMATION
Items 1, 2, 3, 4 and 5 are not presented, as they are not applicable

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

None

     (b)  Reports on Form 8-K:

1.	The Company filed a report on Form 8-K on January 25, 2002 that contained Item 5 Other Events information in the form of a press release relating to the Company’s spin-off of its wholly owned subsidiary Ambassadors Group, Inc.

2.	The Company filed a report on Form 8-K on April 8, 2002 that contained Item 4 Changes in Registrant’s Certifying Accountant information relating to its change in accountants.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC.

Date: May 13, 2002	By:	/s/Timothy T. Fogarty

Timothy T. Fogarty, Chief Financial Officer