Form 10-Q
period 2002-06-30
AMBASSADORS INTERNATIONAL INC
filed 2002-08-13
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to _________________

Commission file number 0-26420

AMBASSADORS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1688605

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1071 Camelback Street Newport Beach, California	92660

(Address of principal executive offices)	(Zip code)

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

Common shares outstanding as of July 31, 2002: 9,876,093

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001
(dollars in thousands)

	June 30,	December 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$48,444	$28,021
Restricted cash equivalents	—	12
Available-for-sale securities	54,574	107,303
Accounts receivable	3,625	4,487
Prepaid program costs and expenses	2,534	5,250
Deferred income taxes	1,393	1,202

Total current assets	110,570	146,275
Property and equipment, net	1,673	4,205
Other investments	1,342	323
Goodwill and covenant not-to-compete, net of $1,246 and $1,876 of accumulated amortization	6,275	6,344
Deferred income taxes	5,809	8,069
Other assets	88	88

Total assets	$125,757	$165,304

See notes to consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
June 30, 2002 and December 31, 2001
(dollars in thousands)

	June 30,	December 31,
	2002	2001

	(UNAUDITED)
LIABILITIES
Current liabilities:
Accounts payable	$1,626	$6,396
Accrued expenses	3,113	5,438
Participants’ deposits	6,839	26,527
Note payable	200	200
Foreign currency exchange contracts	—	503

Total liabilities	11,778	39,064
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 20,000,000 shares; issued and outstanding, 9,876,093 and 9,813,001 shares	99	98
Additional paid-in capital	88,659	88,144
Retained earnings	25,186	39,018
Accumulated other comprehensive income (loss)	35	(1,020)

Total stockholders’ equity	113,979	126,240

Total liabilities and stockholders’ equity	$125,757	$165,304

See notes to consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
for the three and six months ended June 30, 2002 and 2001
(dollars in thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Travel and incentive related	$7,453	$10,202	$3,608	$4,071
License fees from equity investee	414	—	414	—

	7,867	10,202	4,022	4,071

Operating expenses:
Selling and tour promotion	1,990	2,885	1,029	1,354
General and administrative	5,393	7,389	2,559	3,514

	7,383	10,274	3,588	4,868

Operating income (loss)	484	(72)	434	(797)

Other income:
Interest and dividend income	1,102	2,045	502	922
Gain on sale of other investment	—	8,306	—	8,306
Other, net	393	363	361	29

	1,495	10,714	863	9,257

Income from continuing operations before income taxes	1,979	10,642	1,297	8,460
Provision for income taxes	445	3,591	339	2,857

Income from continuing operations	1,534	7,051	958	5,603
Income (loss) from discontinued operations (less applicable income tax expense (benefit) of ($703), $4,661, ($41) and $5,405)	(1,197)	8,969	(70)	10,436

Net income	$337	$16,020	$888	$16,039

See notes to consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED), CONTINUED
for the three and six months ended June 30, 2002 and 2001
(dollars in thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Earnings per share — basic:
Income from continuing operations	$0.16	$0.74	$0.10	$0.58
Income (loss) from discontinued operations	(0.12)	0.93	(0.01)	1.09

Net income	$0.04	$1.67	$0.09	$1.67

Weighted-average common shares outstanding	9,851	9,583	9,863	9,596
Earnings per share — diluted:
Income from continuing operations	$0.15	$0.70	$0.10	$0.56
Income (loss) from discontinued operations	(0.12)	0.90	(0.01)	1.05

Net income	$0.03	$1.60	$0.09	$1.61

Weighted-average common shares outstanding	10,268	10,000	10,064	9,957

See notes to consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
for the six months ended June 30, 2002 and 2001
(dollars in thousands)

	2002	2001

Cash flows from operating activities:
Net income	$337	$16,020
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	494	1,180
Gain on sale of other investments	—	(8,306)
Deferred income taxes	(449)	—
Compensation expense on stock grants	—	296
Change in assets and liabilities excluding effect of business dispositions:
Accounts receivable	719	(2,382)
Prepaid program costs and expenses	1,215	(22,021)
Accounts payable and accrued expenses	(3,272)	13,887
Participants’ deposits	(3,137)	24,304
Other	(236)	—

Net cash provided by (used in) operating activities	(4,329)	22,978

Cash flows from investing activities:
Purchase of property and equipment	(297)	(557)
Purchase of available-for-sale securities	(41,612)	(54,832)
Proceeds from sale or maturities of available-for-sale securities	72,228	53,224
Purchase of other investments	(412)	(320)
Proceeds from sale of other investments	—	7,205
Net cash paid for acquisition of subsidiaries and covenant-not-to-compete agreements	—	(1,129)
Change in other assets	—	17

Net cash provided by investing activities	$29,907	$3,608

See notes to consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
for the six months ended June 30, 2002 and 2001
(dollars in thousands)

	2002	2001

Cash flows from financing activities:
Dividends paid on common stock	$—	$(5,133)
Distribution resulting from spin-off of subsidiary	(5,299)	—
Purchase and retirement of common stock	(80)	—
Proceeds from exercise of stock options	224	729

Net cash used in financing activities	(5,155)	(4,404)

Net increase in cash and cash equivalents	20,423	22,182
Cash and cash equivalents, beginning of period	28,021	38,071

Cash and cash equivalents, end of period	$48,444	$60,253

See notes to consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the consolidated financial position of Ambassadors International, Inc. and its subsidiaries as of June 30, 2002,the consolidated results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

2.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows (dollars in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$337	$16,020	$888	$16,039
Change in unrealized gain on marketable equity securities, net of income tax expense (benefit) of $415, ($175), $124, and ($175)	715	(299)	217	(299)
Change in unrealized gains (losses) on foreign currency exchange contracts, net of income tax expense (benefit) of ($163), ($557), $0 and $418	340	(952)	—	708

Comprehensive income	$1,392	$14,769	$1,105	$16,448

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	AMBASSADORS GROUP SPIN-OFF

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

One of these agreements provides for a credit facility in which the Company has agreed to provide loans to AGI in the event that AGI requires capital. AGI may borrow up to $20 million at any time with three days written notice to the Company. All monies outstanding, including principal and interest, mature no later than August 31, 2003. All borrowings bear interest at the prime interest rate as reported in the Wall Street Journal one business day after the request for a borrowing is received by the Company. As of June 30, 2002, there were no borrowings under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.	BUSINESS SEGMENTS

The Company operates the Performance Group and Services Group segments. On March 29, 2002, Ambassadors Performance Group, a wholly owned subsidiary of the Company, acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). The license fees of ITI are included in the operations of the Performance Group. Corporate and other consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to these Groups. Selected financial information related to these segments is as follows (dollars in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Performance Group	$4,956	$6,621	$2,903	$2,491
Services Group	2,911	3,581	1,119	1,580

Total	$7,867	$10,202	$4,022	$4,071

Operating Income (Loss):
Performance Group	$1,087	$1,309	$975	$2
Services Group	247	258	(179)	9
Corporate and Other	(850)	(1,639)	(362)	(808)

	$484	$(72)	$434	$(797)

5.	SALE OF INVESTMENT

During June 2001, the Company sold its ownership stake in a joint venture that owned capital stock in Scheduled Airlines Traffic Offices, Inc. (SatoTravel) to Navigant International, Inc. (Navigant)(Nasdaq: FLYR). The Company received approximately $7.2 million in cash, approximately 237,000 shares of common stock at $16 per share of Navigant and recorded a gain of approximately $8.3 million in other income in the quarter ended June 30, 2001.

The agreement also provided for an additional payment of approximately $1.4 million consisting of cash and stock to be paid to the Company if SatoTravel, as a subsidiary of Navigant, achieved certain revenue objectives by June 14, 2002. The Company is having discussions with Navigant International, Inc. regarding whether or not the conditions for the additional payment have been satisfied. Since probability is uncertain, the additional payment has not been recorded in the statement of income for the six months ended June 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Excluding this gain, income from continuing operations and fully diluted earnings per share would have been as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Income from continuing operations, as reported	$1,534	$7,051	$958	$5,603
Less gain on sale of SatoTravel, net of income tax of $2,824	—	5,482	—	5,482

Income from continuing operations — proforma	$1,534	$1,569	$958	$121

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Income from continuing operations, as reported	$0.15	$0.70	$0.10	$0.56
Less gain on sale of SatoTravel	—	0.55	—	0.55

Income from continuing operations — proforma	$0.15	$0.15	$0.10	$0.01

6.	RECENT PRONOUCEMENTS

On January 1, 2002, the Company adopted FASB Statement No. 142 Goodwill and Other Intangibles (“Statement 142”). Under Statement 142, goodwill is no longer amortized, but is subject to annual impairment tests. Application of the non-amortization provisions resulted in an increase in income from continuing operations before income taxes of approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2002. During the second quarter of 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets associated with continuing operations and determined that no impairment charge was required as of June 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“Statement 121”), which is effective for fiscal years beginning after December 15, 2001. Statement 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, Statement 144 retains certain fundamental provisions of Statement 121 including recognition and measurement of the impairment of long-lived assets to be held and used; and measurement of long-lived assets to be disposed of by sale. The Company adopted the provisions of Statement 144 effective January 1, 2002.

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

COMPARISON OF RESULTS FROM CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001:

GROSS PROGRAM RECEIPTS

Gross program receipts for the three months ended June 30, 2002 was $12.6 million compared to $13.6 million for the three months ended June 30, 2001, a decrease of $1.0 million. The decrease in gross revenue resulted from a lower level of business in both Ambassadors Performance Group (“APG”) and Ambassadors Services Group (“ASG”) resulting from a slowdown in corporate spending, a decrease in convention services and the impact of September 11th. The decrease in gross revenue is partially offset by the inclusion of licensing revenue generated from Incentive Travel, LLC.

NET REVENUE

Net revenue decreased to $4.0 million in the second quarter of 2002 from $4.1 million in the second quarter of 2001, a decrease of $0.1 million. The decrease in net revenue resulted from the same factors that impacted gross revenue.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses decreased to $1.0 million in the quarter ended June 30, 2002 from $1.4 million in the comparable quarter of 2001, a decrease of $0.4 million. The decrease was principally due to lower personnel expenses in both APG and ASG.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased during the second quarter of 2002 to $2.6 million from $3.5 million in the second quarter of 2001, a decrease of $0.9 million. The decrease was primarily the result of lower personnel expenses and the adoption of FASB Statement No. 142 “Goodwill and Other Intangibles” effective January 1, 2002, which resulted in the elimination of $0.3 million of goodwill amortization.

OPERATING INCOME (LOSS)

Operating income increased to $0.4 million in the quarter ended June 30, 2002 from a loss of $0.8 million in the comparable quarter of 2001, an increase of $1.2 million. The increase is the result of changes as described above.

OTHER INCOME

Other income for the three months ended June 30, 2002 was $0.9 million compared to $9.3 million for the three months ended June 30, 2001, a decrease of $8.4 million. The decrease in other income relates to lower investment income due to lower yields and the prior year included an $8.3 million gain on the sale of the Company’s investment in SatoTravel. This decrease was partially offset by management fees and earnings in equity investments of $0.3 million.

INCOME TAXES

The Company has recorded an income tax provision of $0.3 million for the second quarter of 2002 in comparison to $2.9 million for the second quarter of 2001, a decrease of $2.6 million. The effective tax rate for the quarter was 26.1% compared to 33.8% for the same period last year. The decrease in the effective tax rate is attributable to investment income, which represented 31.5% of the Company’s pre-tax income for the quarter ended June 30, 2002 compared to 8.3% for the same quarter of 2001. Tax-exempt interest income represented approximately 81.3% and 76.5% of the Company’s investment income in the quarters ended June 30, 2002 and 2001, respectively.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations decreased to $1.0 million in the quarter ended June 30, 2002 from $5.6 million in the comparable quarter of 2001, a decrease of $4.6 million. The decrease is the result of changes as described above.

COMPARISON OF RESULTS FROM CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001:

GROSS PROGRAM RECEIPTS

Gross program receipts decreased to $24.2 million in the six month period ended June 30, 2002 from $36.4 million in the six month period ended June 30, 2001, a decrease of $12.2 million. The decrease in gross revenue resulted from a lower level of business in both APG and ASG resulting from a slowdown in corporate spending, a decrease in convention services and the impact of September 11th. The decrease in gross revenue is partially offset by the inclusion of licensing revenue generated from Incentive Travel, LLC.

NET REVENUE

Net revenue decreased to $7.9 million in the six month period ended June 30, 2002 from $10.2 million in the six month period ended June 30, 2001, a decrease of $2.3 million. The decrease in net revenue resulted from the same factors that impacted gross revenue.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses decreased to $2.0 million in the six month period ended June 30, 2002 from $2.9 million in the six month period ended June 30, 2001, a decrease of $0.9 million. The decrease was principally due to lower personnel expenses in both APG and ASG.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased during the six month period ended June 30, 2002 to $5.4 million from $7.4 million in the six month period ended June 30, 2001, a decrease of $2.0 million. The decrease was primarily the result of lower personnel expenses and the adoption of FASB Statement No. 142 “Goodwill and Other Intangibles” effective January 1, 2002, which resulted in the elimination of $0.6 million of goodwill amortization.

OPERATING INCOME (LOSS)

Operating income increased to $0.5 million in the six months ended June 30, 2002 from a loss of $0.1 million in the six month period ended June 30, 2001, an increase of $0.6 million. The increase is the result of changes as described above.

OTHER INCOME

Other income for the six months ended June 30, 2002 was $1.5 million compared to $10.7 million for the six month period ended June 30, 2001, a decrease of $9.2 million. The decrease in other income relates to lower investment income due to lower yields and the prior year included: 1)$0.3 million of management fees from SatoTravel and 2) an $8.3 million gain on the sale of the Company’s investment in

SatoTravel. This decrease was partially offset by management fees and earnings in equity investments and of $0.3 million.

INCOME TAXES

The Company has recorded an income tax provision of $0.4 million for the six month period ended June 30, 2002 in comparison to $3.6 million for the six month period ended June 30, 2001, a decrease of $3.2 million. The effective tax rate was 22.5% for the six months ended June 30, 2002 compared to 33.7% for the same period last year. The decrease in the effective tax rate is attributable to investment income, which represented 42.2% of the Company’s pre-tax income for the six months ended June 30, 2002 compared to 12.6% for the same period last year. Tax-exempt interest income represented approximately 75.7% and 65.6% of the Company’s investment income for the six months ended June 30, 2002 and 2001, respectively.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations decreased to $1.5 million for the six month period ended June 30, 2002 from $7.1 million in the comparable six month period of 2001, a decrease of $5.6 million. The decrease is the result of changes as described above.

SEASONALITY

The Company’s businesses are seasonal and revenues and operating income are not earned on a pro rata basis. The Company anticipates that this trend will continue for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions.

Net cash provided by (used in) operations for the six month periods ended June 30, 2002 and 2001 was approximately ($4.3) million and $23.0 million, respectively, a decrease of $27.4 million. The decrease in operating cash flows primarily relates to i) the decrease in net income, ii) a decrease in participant deposits resulting from the spin-off of AGI and iii) a lower level of business operated by APG and ASG.

Net cash provided by investing activities for the six month periods ended June 30, 2002 and 2001 was approximately $29.9 million and $3.6 million, respectively. The increase in cash flows from investing activities relates to the Company liquidating investments in order to transfer funds to a second money manager, to partially fund cash flow from operations and to complete the acquisition of a minority interest in a corporate and incentive meeting company.

Net cash used in financing activities for the six-month periods ended June 30, 2002 and 2001 was ($5.2) million and ($4.4) million, respectively. Cash used from financing activities for the current period mainly related to the spin-off of AGI that was completed on February 28, 2002 (see Note 3).

The Company has entered into various agreements with AGI that provide for the separation of AGI’s business operations from the Company. One of these agreements provides for a credit facility in which the Company has agreed to provide loans to AGI in the event that it requires capital. AGI may borrow up to $20 million at any time with three days written notice to the Company. All monies outstanding, including principal and interest, mature no later than August 31, 2003. All borrowings bear interest at the prime interest rate as reported in the Wall Street Journal one business day after the request for a borrowing is received by the Company. As of June 30, 2002, there were no borrowings under this agreement.

The Company does not have any material capital expenditure commitments for 2002. However, the terms of the Company’s acquisitions of certain businesses include contingent consideration, which could range up to approximately $1.4 million in 2003. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement, service and other businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

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

PART II — OTHER INFORMATION

Items 1, 2, 3, and 5 are not presented, as they are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders of registrant on May 17, 2002, the following matters were voted upon:

(a)	Election of Directors:

Nominee	Votes For	Votes Withheld

Brigitte M. Bren	8,778,788	681,435
Rafer L. Johnson	8,778,788	681,435
John C. Spence	8,778,788	681,435

(b)	Ratification of amendment to registrant’s Amended and Restated 1995 Equity Participation Plan to increase the number of shares of registrant’s common stock available for issuance thereunder from 1,400,000 to 2,200,000:

Votes For	Votes Against	Abstentions

7,224,650	1,184,578	6,197

(c)	Ratification of Ernst & Young LLP as registrant’s independent accountants for the year ending December 31, 2002:

Votes For	Votes Against	Abstentions

9,452,266	7,600	357

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

99.1 Certification Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC

Date: August 13, 2002	By:	/s/ Timothy T. Fogarty

Timothy T. Fogarty, Chief Financial Officer