Form 10-Q
period 2002-09-30
AMBASSADORS INTERNATIONAL INC
filed 2002-11-13
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

Common shares outstanding as of October 23, 2002: 9,853,070

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(dollars in thousands)

	September 30,	December 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$43,916	$28,021
Restricted cash equivalents	—	12
Available-for-sale securities	61,578	107,303
Accounts receivable	3,219	4,487
Prepaid program costs and expenses	5,077	5,250
Deferred income taxes	1,393	1,202

Total current assets	115,183	146,275
Property and equipment, net	1,501	4,205
Other investments	1,229	323
Goodwill and covenant not-to-compete, net of $1,246 and $1,876 of accumulated amortization	6,275	6,344
Deferred income taxes	5,809	8,069
Other assets	62	88

Total assets	$130,059	$165,304

See notes to consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS, CONTINUED
September 30, 2002 and December 31, 2001
(dollars in thousands)

	September 30,	December 31,
	2002	2001

	(UNAUDITED)
LIABILITIES

Current liabilities:
Accounts payable	$1,523	$6,396
Accrued expenses	5,012	5,438
Participants’ deposits	10,355	26,527
Note payable	—	200
Foreign currency exchange contracts	—	503

Total liabilities	16,890	39,064

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 20,000,000 shares; issued and outstanding, 9,853,070 and 9,813,001 shares	99	98
Additional paid-in capital	88,467	88,144
Retained earnings	25,357	39,018
Accumulated other comprehensive income (loss)	(754)	(1,020)

Total stockholders’ equity	113,169	126,240

Total liabilities and stockholders’ equity	$130,059	$165,304

See notes to consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
for the three and nine months ended September 30, 2002 and 2001
(dollars in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Travel and incentive related	$10,115	$13,413	$2,661	$3,211
License fees from equity investee	408	—	(5)	—

	10,523	13,413	2,656	3,211

Operating expenses:
Selling and tour promotion	2,815	4,080	825	1,195
General and administrative	7,647	10,778	2,254	3,389

	10,462	14,858	3,079	4,584

Operating income (loss)	61	(1,445)	(423)	(1,373)

Other income:
Interest and dividend income	1,576	2,931	474	886
Gain on sale of other investment	—	8,306	—	—
Other, net	420	494	27	131

	1,996	11,731	501	1,017

Income (loss) from continuing operations before income taxes	2,057	10,286	78	(356)
Provision (benefit) for income taxes	352	3,531	(93)	(60)

Income (loss) from continuing operations	1,705	6,755	171	(296)
Income (loss) from discontinued operations (less applicable income tax expense (benefit) of ($703), $8,969, $0 and $4,308)	(1,197)	17,511	—	8,542

Net income	$508	$24,266	$171	$8,246

See notes to consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED), CONTINUED
for the three and nine months ended September 30, 2002 and 2001
(dollars in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Earnings per share — basic:
Income (loss) from continuing operations	$0.17	$0.70	$0.02	$(0.03)
Income (loss) from discontinued operations	(0.12)	1.82	—	0.88

Net income	$0.05	$2.52	$0.02	$0.85

Weighted-average common shares outstanding	9,853	9,613	9,876	9,672
Earnings per share — diluted:
Income (loss) from continuing operations	$0.17	$0.68	$0.02	$(0.03)
Income (loss) from discontinued operations	(0.12)	1.76	—	0.85

Net income	$0.05	$2.44	$0.02	$0.82

Weighted-average common shares outstanding	10,199	9,952	10,059	10,018

See notes to consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
for the nine months ended September 30, 2002 and 2001
(dollars in thousands)

	2002	2001

Cash flows from operating activities:
Net income	$508	$24,266
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	686	1,819
Gain on sale of other investments	—	(8,306)
Deferred income taxes	(449)	—
Compensation expense on stock grants	—	443
Change in assets and liabilities excluding effect of business disposition:
Accounts receivable	1,125	(403)
Prepaid program costs and expenses	(1,328)	(3,044)
Accounts payable and accrued expenses	(1,014)	11,679
Participants’ deposits	379	(16,628)
Other	(205)	—

Net cash provided by (used in) operating activities	(298)	9,826

Cash flows from investing activities:
Purchase of property and equipment	(317)	(823)
Purchase of available-for-sale securities	(61,106)	(88,331)
Proceeds from sale or maturities of available-for-sale securities	83,467	73,682
Purchase of other investments	(304)	(320)
Proceeds from sale of other investments	—	7,205
Net cash paid for acquisition of subsidiaries and covenant-not-to-compete agreements	—	(1,454)
Change in other assets	—	18

Net cash provided by (used in) investing activities	$21,740	$(10,023)

See notes to consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
for the nine months ended September 30, 2002 and 2001
(dollars in thousands)

	2002	2001

Cash flows from financing activities:
Dividends paid on common stock	$—	$(5,133)
Distribution resulting from spin-off of subsidiary	(5,299)	—
Purchase and retirement of common stock	(305)	—
Proceeds from exercise of stock options	257	1,784
Payment on note payable	(200)	(200)

Net cash used in financing activities	(5,547)	(3,549)

Net increase (decrease) in cash and cash equivalents	15,895	(3,746)
Cash and cash equivalents, beginning of period	28,021	38,071

Cash and cash equivalents, end of period	$43,916	$34,325

See notes to consolidated financial statements.

AMBASSADORS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals necessary to present fairly the consolidated financial position of Ambassadors International, Inc. and its subsidiaries as of September 30, 2002,the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

2.	COMPREHENSIVE INCOME

The components of comprehensive income (loss) are as follows (dollars in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$508	$24,266	$171	$8,246
Change in unrealized loss on marketable equity securities, net of income tax benefit of $48, $698, $463, and $523	(74)	(1,189)	(789)	(891)
Change in unrealized gains (losses) on foreign currency exchange contracts, net of income tax expense (benefit) of $163, ($481), $0 and $78	340	(819)	—	133

Comprehensive income (loss)	$774	$22,258	$(618)	$7,488

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	AMBASSADORS GROUP SPIN-OFF

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

One of these agreements provides for a credit facility in which the Company has agreed to provide loans to AGI for certain purposes. AGI may borrow up to $20 million at any time with three days written notice to the Company. All monies outstanding, including principal and interest, mature no later than August 31, 2003. All borrowings bear interest at the prime interest rate as reported in the Wall Street Journal one business day after the request for a borrowing is received by the Company. As of September 30, 2002, there were no borrowings under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.	BUSINESS SEGMENTS

The Company operates its Performance Group under its wholly-owned subsidiary Ambassadors Performance Group, LLC and its Services Group under Ambassadors Services Group, Inc. On March 29, 2002, Ambassadors Performance Group, LLC, acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). License fees received from ITI are included in the operations of the Performance Group. Corporate and other consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to these Groups. Selected financial information related to these segments is as follows (dollars in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Performance Group	$6,709	$8,490	$1,753	$1,869
Services Group	3,814	4,923	903	1,342

Total	$10,523	$13,413	$2,656	$3,211

Operating Income (Loss):
Performance Group	$1,071	$968	$(16)	$(341)
Services Group	199	54	(48)	(204)
Corporate and Other	(1,209)	(2,467)	(359)	(828)

	$61	$(1,445)	$(423)	$(1,373)

5.	SALE OF INVESTMENT

During June 2001, the Company sold its ownership interest in a joint venture that owned capital stock in Scheduled Airlines Traffic Offices, Inc. (SatoTravel) to Navigant International, Inc. (Navigant)(Nasdaq: FLYR). The Company received approximately $7.2 million in cash, approximately 237,000 shares of common stock at $16 per share of Navigant and recorded a pre-tax gain of approximately $8.3 million in other income in the quarter ended June 30, 2001.

The agreement also provided for an additional payment of approximately $1.4 million consisting of cash and stock to be paid to the Company if SatoTravel, as a subsidiary of Navigant, achieved certain revenue objectives by June 14, 2002. The additional payment is being disputed by Navigant and both parties have agreed to arbitration to settle the dispute. The parties are in the process of selecting an arbitrator. Since probability is uncertain, the additional payment has not been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

recorded in the statement of income for the nine months ended September 30, 2002.

Excluding this gain, income from continuing operations and fully diluted earnings per share would have been as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income (loss) from continuing operations, as reported	$1,705	$6,755	$171	$(296)
Less gain on sale of SatoTravel, net of income tax of $2,824	—	5,482	—	—

Income (loss)from continuing operations — proforma	$1,705	$1,273	$171	$(296)

	Six Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income (loss) from continuing operations, as reported	$0.17	$0.68	$0.02	$(0.03)
Less gain on sale of SatoTravel	—	0.55	—	—

Income (loss) from continuing operations — proforma	$0.17	$0.13	$0.02	$(0.03)

6.	RECENT PRONOUNCEMENTS

On January 1, 2002, the Company adopted FASB Statement No. 142 Goodwill and Other Intangibles (“Statement 142”). Under Statement 142, goodwill is no longer amortized, but is subject to annual impairment tests. Application of the non-amortization provisions resulted in an increase in income from continuing operations before income taxes of approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2002. During the second quarter of 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets associated with continuing operations and determined that no impairment charge was required as of January 1, 2002.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The Company believes that the following are some of the more critical areas in the application of its accounting policies that affect its consolidated financial condition and results of operations.

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

The Company owns minority investments in other operating companies and joint ventures. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments.

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

COMPARISON OF RESULTS FROM CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001:

GROSS PROGRAM RECEIPTS

Gross program receipts for the three months ended September 30, 2002 and 2001 were $9.7 million for each period.

NET REVENUE

Net revenue for the three months ended September 30, 2002 was $2.7 million compared to $3.2 million for the three months ended September 30, 2001, a decrease of $0.5 million. The decrease in net revenue resulted from a combination of a change in mix of business in Ambassadors Performance Group (“APG”) and lower gross revenue in Ambassadors Services Group (“ASG”).

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses decreased to $.8 million in the quarter ended September 30, 2002 from $1.2 million in the comparable quarter of 2001, a decrease of $0.4 million. The decrease was principally due to lower personnel expenses in both APG and ASG.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased during the third quarter of 2002 to $2.3 million from $3.4 million in the third quarter of 2001, a decrease of $1.1 million. The decrease was primarily the result of lower personnel expenses and the adoption of FASB Statement

No. 142 “Goodwill and Other Intangibles” effective January 1, 2002, which resulted in the elimination of $0.3 million of goodwill amortization.

OPERATING INCOME (LOSS)

Operating loss decreased to $0.4 million in the quarter ended September 30, 2002 from a loss of $1.4 million in the comparable quarter of 2001, a decrease of $1.0 million. The decrease is the result of changes as described above.

OTHER INCOME

Other income for the three months ended September 30, 2002 was $0.5 million compared to $1.0 million for the three months ended September 30, 2001, a decrease of $0.5 million. The decrease in other income relates to lower investment income due to lower yields earned on short-term investments.

INCOME TAXES

The Company has recorded an income tax benefit of $93,000 for the third quarter of 2002 in comparison to $60,000 for the third quarter of 2001, an increase of $33,000. The effective tax rate for the quarter was (120.0%) compared to 17.1% for the same period last year. The decrease in the effective tax rate is attributable to investment income, which represented 607.9% of the Company’s pre-tax income for the quarter ended September 30, 2002 compared to 248.8% for the same quarter of 2001. Tax-exempt interest income represented approximately 74.5% and 75.8% of the Company’s investment income in the quarters ended September 30, 2002 and 2001, respectively.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations increased to $0.2 million in the quarter ended September 30, 2002 from a loss of $0.3 million in the comparable quarter of 2001, an increase of $0.5 million. The increase is the result of changes as described above.

COMPARISON OF RESULTS FROM CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001:

GROSS PROGRAM RECEIPTS

Gross program receipts decreased to $34.0 million in the nine month period ended September 30, 2002 from $46.1 million in the nine month period ended September 30, 2001, a decrease of $12.1 million. The decrease in gross program receipts resulted from a lower level of business in both APG and ASG resulting from a slowdown in corporate spending, a decrease in convention services and the impact of September 11th. The decrease in gross program receipts is partially offset by the inclusion of licensing revenue generated from Incentive Travel, LLC.

NET REVENUE

Net revenue decreased to $10.5 million in the nine month period ended September 30, 2002 from $13.4 million in the nine month period ended September 30, 2001, a decrease of $2.9 million. The decrease in net revenue resulted from the same factors that impacted gross revenue.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses decreased to $2.8 million in the nine month period ended September 30, 2002 from $4.1 million in the nine month period ended September 30, 2001, a decrease of $1.3 million. The decrease was principally due to lower personnel expenses in both APG and ASG.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased during the nine month period ended September 30, 2002 to $7.6 million from $10.8 million in the nine month period ended September 30, 2001, a decrease of $3.2 million. The decrease was primarily the result of lower personnel expenses and the adoption of FASB Statement No. 142 “Goodwill and Other Intangibles” effective January 1, 2002, which resulted in the elimination of $0.9 million of goodwill amortization.

OPERATING INCOME (LOSS)

Operating income increased to $0.1 million in the nine months ended September 30, 2002 from a loss of $1.4 million in the nine month period ended September 30, 2001, an increase of $1.5 million. The increase is the result of changes as described above.

OTHER INCOME

Other income for the nine months ended September 30, 2002 was $2.0 million compared to $11.7 million for the nine month period ended September 30, 2001, a decrease of $9.7 million. The decrease in other income relates to lower investment income due to lower yields and the prior year included: 1) $0.4 million of management fees from SatoTravel and 2) an $8.3 million gain on the sale of the Company’s investment in SatoTravel. This decrease was partially offset by management fees and earnings in equity investments of $0.4 million.

INCOME TAXES

The Company has recorded an income tax provision of $0.4 million for the nine month period ended September 30, 2002 in comparison to $3.5 million for the nine month period ended September 30, 2001, a decrease of $3.1 million. The effective tax rate was 17.1% for the nine months ended September 30, 2002 compared to 34.3% for the same period last year. The decrease in the effective tax rate is attributable to investment income, which represented 76.6% of the Company’s pre-tax income for the nine months ended September 30, 2002 compared to 28.5% for the same period last year. Tax-exempt interest income represented approximately 75.3% and 70.8% of the Company’s investment income for the nine months ended September 30, 2002 and 2001, respectively.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations decreased to $1.7 million for the nine month period ended September 30, 2002 from $6.8 million in the comparable nine month period of 2001, a decrease of $5.1 million. The decrease is the result of changes as described above.

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

Net cash provided by (used in) operations for the nine month periods ended September 30, 2002 and 2001 was approximately ($0.3) million and $9.8 million, respectively, a decrease of $10.1 million. The decrease in operating cash flows primarily relates to i) the decrease in net income, ii) a decrease in accounts payable and accrued expenses and iii) a lower level of business operated by APG and ASG. The operating cash flows were partially offset by an increase in participant deposits.

Net cash provided by (used in) investing activities for the nine month periods ended September 30, 2002 and 2001 was approximately $21.7 million and ($10.0) million, respectively. The increase in cash flows from investing activities relates to the Company liquidating investments in order to transfer funds to a second money manager, to partially fund cash flow from operations and to complete the acquisition of a minority interest in a corporate and incentive meeting company.

Net cash used in financing activities for the nine month periods ended September 30, 2002 and 2001 was ($5.5) million and ($3.5) million, respectively. Cash used from financing activities for the current period mainly related to the spin-off of AGI that was completed on February 28, 2002 (see Note 3).

The Company has entered into various agreements with AGI that provide for the separation of AGI’s business operations from the Company. One of these agreements provides for a credit facility in which the Company has agreed to provide loans to AGI for certain purposes. AGI may borrow up to $20 million at any time with three days written notice to the Company. All monies outstanding, including principal and interest, mature no later than August 31, 2003. All borrowings bear interest at the prime interest rate as reported in the Wall Street Journal one business day after the request for a borrowing is received by the Company. As of September 30, 2002, there were no borrowings under this agreement.

The Company does not have any material capital expenditure commitments for 2002. However, the terms of the Company’s acquisitions of certain businesses include contingent consideration, which could range up to approximately $1.4 million in 2003. Additionally, the Company is continuing to pursue further acquisitions of related travel and performance improvement, service and other businesses that may require the use of cash and cash equivalents. No assurance can be given that definitive agreements for any acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing. The Company does not believe that any such repurchases will have a significant impact on the Company’s liquidity.

Management believes that current cash, cash equivalents, available-for-sale securities and cash flows from operations will be sufficient to meet the Company’s anticipated operating cash needs for at least the next 12 months. However, any projections of future cash flows are subject to substantial uncertainty. Such uncertainty includes the impact of war with Iraq and the Company’s acquisition of or investment in complementary businesses. Management believes a war with Iraq would have a material adverse impact on the travel industry in general and would result in a reduction in cash flows from operations, especially the operations of APG. The Company will also, from time to time, consider the acquisition of or investment in businesses, services and technologies which might affect the Company’s liquidity requirements.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART II — OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are not presented, as they are not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC.

Date: November 13, 2002	By:	/s/ Timothy T. Fogarty

Timothy T. Fogarty, Chief Financial Officer

CERTIFICATIONS

I, John Ueberroth, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ambassadors International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John A. Ueberroth

John A. Ueberroth
Chief Executive Officer

I, Timothy Fogarty, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ambassadors International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.		The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Timothy T. Fogarty

Timothy T. Fogarty,
Chief Financial Officer