Form 10-K
period 2002-12-31
AMBASSADORS INTERNATIONAL INC
filed 2003-03-28
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number: 0-26420

AMBASSADORS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1688605 (I.R.S. Employer Identification No.)
1071 Camelback Street Newport Beach, CA 92660 (Address of Principal Executive Offices)	92660 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 759-5900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

Title of Each Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    No [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the Nasdaq Stock Market on June 28, 2002, was $71,981,664. The number of shares of the registrant’s Common Stock outstanding as of March 7, 2003 was 9,872,852.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K of Ambassadors International, Inc. (the “Company”), which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Item 1., “Business,” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, trends in the travel industry, the Company’s business and growth strategies, the Company’s use of technology, the continued use of travel management companies by clients, the Company’s ability to integrate acquired businesses, and fluctuations in the Company’s quarterly results of operations.

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, the ability of the Company to successfully integrate the operations of existing or acquired companies, and a variety of factors such as war with Iraq, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 1. “Business — Risk Factors,” and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

PART I

Item 1. Business

Overview

Ambassadors International, Inc. (the “Company”), a Delaware corporation, is a leading travel services Company with subsidiaries currently operating in the businesses of (i) developing, marketing and managing meetings and incentive programs for a nationwide roster of corporate clients, utilizing incentive travel, merchandise award programs and corporate meeting management services (the “Performance Group”); (ii) providing comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows (the “Services Group”) and (iii) providing event portfolio management software solutions (the “Technology Group”).

The Performance Group is comprised of: the Company’s wholly owned subsidiary, Ambassadors Performance Group, LLC (“APG”), a 51% ownership interest in Innovations In Marketing, LLC (“IIM”), and a 49% ownership interest in Incentive Travel, LLC (“ITI”). The Services Group is comprised of the Company’s wholly owned subsidiary, Ambassadors Services Group, Inc. (“ASG”). The Technology Group is comprised of the Company’s wholly owned subsidiary, Ambassadors Technology Corporation (“ATC”). References to the Company herein include Ambassadors International, Inc. and its subsidiaries, unless the context otherwise requires.

The Company was originally incorporated in the State of Washington in 1967 under the name International Ambassador Programs, Inc. to provide international educational travel programs for students and professionals. The Company was reincorporated in the State of Delaware in 1995 under the name Ambassadors International, Inc. The Company’s principal executive offices are located at 1071 Camelback Street, Newport Beach, California, 92660-3228 and its telephone number is (949) 759-5900.

Business Segments

Performance Group

The Performance Group develops, markets and manages performance improvement programs for a nationwide roster of clients. In January 1996, the Company completed the acquisition of The Helin Organization and commenced operations of the Performance Group. In December 1996, the Company acquired Bitterman & Associates, Inc.; in September 1997, the Company acquired certain of the assets of Debol & Associates; in February 1998, the Company acquired the stock of Travel Incentives, Inc.; in May 1998, the Company acquired the stock of Incentive Associates, Inc.; in March 2002, the Company acquired a 49% ownership interest in Incentive Travel, LLC and in November 2002, the Company acquired a 51% ownership interest in Innovations In Marketing, LLC.

During 1999, pursuant to a restructuring plan, the component of the Performance Group operations located in Minneapolis, Minnesota was closed, and all finance and accounting functions were consolidated into the principal executive offices located in Newport Beach, California. Additionally, the Company outsourced the incentive-merchandising component of its incentives business.

The Performance Group offers services in performance improvement programs and business meeting management services. The performance improvement programs utilize debit cards, travel incentives and merchandise awards, designed to achieve a multitude of specific corporate objectives, including but not limited to achieving sales goals, improving productivity, and attracting and retaining qualified employees. The business meeting management services assist clients in planning, coordinating and producing business meetings and conferences. These clients include both small and large businesses including Fortune 1000 companies.

In offering performance improvement programs and business meeting management services, the Performance Group follows a strategy aimed at developing and implementing programs tailored to each client’s objectives. These programs are designed to increase revenues and profits for the client. The Company’s employees meet with the existing or potential clients to determine their business objectives and their performance enhancement opportunities. The Company then works with the client to determine the scope of the program by identifying concepts and parameters to meet the objectives of the incentive program. The Company’s employees develop and customize services for the clients that fall within the identified parameters. Program rules are then developed that specifically address the campaign participants, key wholesalers or dealers involved in the client’s distribution channel.

The Performance Group’s marketing team participates in various aspects of a client’s program development. The staff of creative writers and graphic designers generally delivers promotional campaigns and materials that are complete from concept through production, including design, printing, collating, labeling and mailing. Also, the Company offers web based campaign performance tracking systems, with which clients can follow the period results of their programs, and determine and notify the incentive program winners. Based on the program structure, awards can be in the form of merchandise, travel, cash, recognition or any combination thereof. The Company then fulfills the award through a program coordinator that finalizes each aspect of the client’s event and delivers the awards directly to the client’s award winners.

Services Group

The Company’s Services Group operates hotel reservation, registration, and other services business for conventions, tradeshows and large specialty events through ASG. The Services Group commenced operations in 1998 through the acquisition of two hotel reservation companies. Through the acquisition of another company in 1999, ASG added pre-registration and on-site registration services to its list of services offered. Also during 1999, pursuant to a restructuring plan, the component of the Services Group’s operations located in Boston, Massachusetts was consolidated with the operations in Atlanta, Georgia, and the finance and accounting functions were consolidated into the principal executive offices located in Newport Beach, California.

The Services Group provides comprehensive hotel reservation, registration, and other services for large event planners. The contracts for these services generally cover an annual meeting or event and may be for a term of one to several years. The hotel services include negotiating hotel room blocks, creating sub-blocks and fulfilling thousands of requests for hotel rooms for large citywide events. Hotel reservation requests are received by mail, fax and telephone by the Company’s call center staff. The Services Group accepts reservation requests over the internet, by e-mail and through proprietary technology utilizing the internet to book hotel reservations. This technology also enables clients, attendees, and hotel partners to obtain real-time reports and information over the internet at any time.

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

Technology Group

The Technology Group provides enterprise wide control software which allows marketers, meeting planners and tradeshow organizers to run efficient, less costly events, while focusing on sales and marketing strategies and results. In December 2002, ATC acquired certain of the assets and business of Bluedot Virtual Event Organization, Inc. (such business and assets shall be referred to herein as “Bluedot Software” unless the context otherwise requires). Bluedot Software is a provider of event portfolio management software solutions which provides software infrastructure of web based and traditional business events to transform the customers’ events into key drivers of revenue growth, enhanced customer experience and cost savings. Global corporations and large associations in technology, financial services, media and healthcare have used the company’s products to automate marketing events.

Education Group Spin-Off

On January 25, 2002, the Company’s Board of Directors approved the spin-off of its wholly owned subsidiary, Ambassadors Group, Inc. (“AGI”), by declaring a special stock dividend to the stockholders of the Company and distributing to them all of the outstanding shares of AGI. The stock dividend was paid to the Company’s stockholders of record as of February 4, 2002, and was distributed to such shareholders after the close of business on February 28, 2002, the date that the spin-off was completed. Each stockholder of the Company received one share of common stock of AGI for each share of common stock owned in the Company. The distribution of AGI’s common stock pursuant to the spin-off was intended to be tax free to the Company and its stockholders. The Company received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of AGI on the NASDAQ National Market began on March 1, 2002 under the symbol “EPAX.”

The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the dividend. The spin-off impacted the Company’s balance sheet on February 28, 2002 by reducing total assets, liabilities, and stockholders’ equity by $34.8 million, $21.0 million and $13.8 million, respectively.

The Company has entered into various agreements with AGI providing for the separation of AGI’s business operations from the Company. These agreements also govern various interim and ongoing relationships. One of these agreements provides for a credit facility in which the Company has agreed to provide loans to AGI for certain purposes. AGI may borrow up to $20 million at any time with three days written notice to the Company. All monies outstanding, including principal and interest, mature no later than August 31, 2003. All borrowings bear interest at the prime interest rate as reported in the Wall Street Journal one business day after the request for a borrowing is received by the Company. As of December 31, 2002, there were no borrowings under this agreement.

Corporate Investments

The Company has a 20% minority investment in Grand Prix Tours, Inc. (“GPT”), which provides packaged tours primarily to Formula One, Indy Car and NASCAR races in the United States and internationally. GPT is the largest such travel company in the United States.

The Company had a minority interest in GetThere.com, a company engaged in the travel business via the internet. During 2000, the Company sold its investment in GetThere.com and recognized a gain on the investment of approximately $7.9 million.

In January 1999, the Company purchased a minority interest in a joint venture that owns the capital stock of Scheduled Airlines Traffic Offices, Inc. (“SatoTravel”). In June 2001, the Company sold its ownership stake in SatoTravel to Navigant International, Inc. (“Navigant”) (Nasdaq: FLYR). The Company received approximately $7.2 million in cash, approximately 237,000 shares of common stock of Navigant and recorded a gain of approximately $8.3 million in other income ($5.5 million net of income taxes). The agreement also provides for an additional $1.4 million payment of cash and stock to be paid to the Company if SatoTravel, as a subsidiary of Navigant, had achieved certain revenue objectives by June 14, 2002. The additional payment is currently being disputed by Navigant and both parties have agreed to arbitration to settle the dispute. The additional payment has not been recorded by the Company as of December 31, 2002.

In October 2000, the Company purchased a minority interest in Milepoint, Inc., a development stage internet company which enables customers to convert accrued credits toward online purchasing. During the quarter ended December 31, 2001, the Company recorded a loss of approximately $400,000 which the Company’s management believed to be other than a temporary decline in the market value of this investment. The recorded loss represented the balance of this investment and thus, the Company has no future financial exposure on this investment.

In March 2002, the Performance Group acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services.

Business Strategy

The Company’s strategy is to maintain its quality standards while increasing its volume of business. In the Performance Group, the Company’s strategy is to increase business through acquiring majority and minority positions in well run companies in which the owner or owners have growth potential but are limited due to their capital base or ability to handle administrative functions required of a larger company. The Company supplies the administrative functions as well as financial capacity while the partner concentrates on increasing revenues and market share.

In the Services Group, the Company’s strategy is to increase business by differentiating itself from other housing transaction providers by extending its array of services. Some of these services include enhanced contracting, on-site support, hotel audits and marketing services for customer events.

In the Technology Group, the acquisition of Bluedot Software allows the Company to provide all customers, no matter the size and budget of their events, the operational and strategic advantages gained by using Bluedot Software’s event management software. The acquisition of Bluedot Software also positions the Company to expand its customer base significantly, as greater numbers of marketers, event planners and trade show organizers seek ways to quantify and improve results from their portfolio of events and outsource functions not essential to their core business. Furthermore, the Company believes that Bluedot Software is a natural fit allowing it to cross-sell its software in the Performance Group and Services Group.

The Company continues to pursue selective acquisitions of businesses in the travel, performance improvement, leisure and service sectors that will increase stockholder value.

Competition

The travel industry in general is highly competitive. In the meeting management and incentives businesses many of the Company’s competitors are larger and have greater resources. The Company believes that, although some potential clients will focus on price alone, other clients will also be interested in the quality of the programs developed and the excellent customer service provided by the Company. The Company believes that its programs are not easily duplicated by its competitors.

The Services Group operates within a highly competitive, technical segment of the travel industry. The Company competes with respect to price and service, and believes its technology is a key element of its service.

The Company believes the barriers to entry are relatively low for any future competitors. However, certain organizations engaged in the travel business have substantially greater financial, marketing and sales resources than the Company. There can be no assurance that the Company’s present or future competitors will not exert significant competitive pressures on the Company.

Insurance

The Company maintains insurance coverage that it believes is adequate for its business, including but not limited to, a total of $20 million in coverage for professional and general liability. The Company also maintains insurance coverage on real property and personal property, and as required on leased properties, on a replacement cost basis. The Company has not experienced difficulty in obtaining adequate insurance coverage. There is no assurance that the insurance maintained by the Company will be adequate in the event of a claim, or that such insurance will continue to be available in the future.

Employees

On December 31, 2002, the Company employed 147 employees, of which 140 were full-time employees. Of the Company’s full-time employees, 66 are located in Newport Beach, California; 36 are located in Atlanta, Georgia; 12 are located in Novato, California; 21 are located in San Francisco, California; and 5 are located in other individual offices throughout the United States. The Company has full-time employees engaged in marketing and sales and full-time employees in operations, administration and finance. The Company also employs temporary labor on a seasonal basis to assist with its direct marketing efforts due to the seasonal nature of the Company’s travel programs. None of the Company’s employees are subject to collective bargaining agreements or are represented by a union. The Company believes that its labor relations are good.

Risk Factors

Certain statements in this Form 10-K, including statements included below and under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those discussed below and elsewhere in this Form 10-K.

Travel Industry and Natural Occurrences

Substantially all of the Company’s operations are directly associated with the travel industry. As a result, the Company’s operations are subject to special risks inherent in doing business in such industry. Such risks include the adverse effect on operations from war, terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights. Periods of instability or uncertainty surrounding the travel industry may reduce the demand for the Company’s programs and services and could have an adverse effect on the Company’s business and results of operations. The war with Iraq or terrorist attacks similar to those of September 11, 2001 are examples of events that could have an adverse effect on the Company’s operations. Demand for the Company’s programs and services may also be adversely effected by natural occurrences such as hurricanes, earthquakes, epidemics and flooding in regions in which the Company conducts its programs and provides its services.

General Economic Conditions

The Company derives a significant portion of its revenues directly or indirectly from the travel industry. The travel industry, especially the performance improvement and convention sectors, is sensitive to changes in economic conditions. During general economic downturns and recessions, companies tend to reduce or eliminate improvement programs and attendance at conventions and trade shows. The travel industry is also highly susceptible to unforeseen events, such as terrorism, fuel price escalation, travel-related accidents, unusual weather patterns or other adverse occurrences. Any event that results in decreased travel generally would have an adverse effect on the Company’s business, financial condition and results of operations.

Cash, Cash Equivalents, and Available-for-Sale Securities

Cash, cash equivalents, and available-for-sale securities are exposed to concentrations of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions that are not covered by this insurance. If such institutions were to become insolvent during which time it held the Company’s cash, cash equivalents, or available-for-sale securities in excess of the insurance limit, it would be necessary for the Company to obtain credit financing to operate its programs.

Acquisitions and Expansion of Business

Part of the Company’s business strategy is to acquire selected travel, performance improvement, leisure and service related businesses that may complement its businesses. The Company will be competing for acquisition opportunities with other companies, many of which have greater name recognition, marketing support and financial resources, which may result in a diminished number of acquisition opportunities available to the Company and higher acquisition prices. No assurance can be given that the Company will be able to identify, pursue or acquire any targeted businesses. In addition, if any targeted businesses are acquired, there can be no assurance that the Company will be able to profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial costs, delays and/or other operational or financial problems.

If the Company enters into any significant acquisition for cash, a substantial portion of the Company’s available cash could be used in order to consummate any such acquisition. The Company may also seek to finance such acquisitions through debt or equity financings. There can be no assurance that such financings will be available at all or on terms acceptable to the Company. If consideration for an acquisition includes equity securities, the Company’s stockholders could experience dilution.

Acquisitions involve a number of special risks in addition to those described above. These risks include the diversion of management’s attention to the assimilation of the operations and personnel of the acquired businesses, the potential loss of key employees of acquired companies, potential exposure to unknown liabilities of acquired companies, adverse effects on the Company’s reported operating results due to acquisition costs and expenses associated with integrating and assimilating the operations of the acquired businesses. No assurance can be given that any acquisitions by the Company will or will not occur, or that if an acquisition does occur, that it will not have an adverse effect on the Company or that any such acquisition will be successful in enhancing the Company’s business.

To properly manage its expansion through potential acquisitions, the Company will be required to expend significant management and financial resources. There can be no assurance that the Company’s systems, procedures and controls will be adequate to support the Company’s operations as they expand, without additional capital and resource expenditures. There can also be no assurance that the Company’s management will be able to manage its growth and operate a larger organization efficiently or profitably. To the extent the Company is unable to manage its growth efficiently and effectively or is unable to attract and retain additional qualified management personnel, the Company’s business, financial condition and results of operations could be adversely effected.

Seasonality — Fluctuations in Quarterly Results

The Company’s businesses are seasonal. The Company recognizes gross program receipts, revenues and program related expenses in the month a program operates. Historically, the majority of the Company’s operating income has been recognized in the second and third quarters; however, as a result of the spin-off of AGI, the Company anticipates that the majority of its operating income will be recognized in the first, second and fourth quarters. The Company’s annual results would be adversely effected if the Company’s revenue were to be substantially below seasonal norms during the first, second and fourth quarters of the year. The Company’s operating results may fluctuate as a result of many factors, including the mix of programs and events, program destinations and event locations, the introduction and acceptance of new programs and program and event enhancements by the Company and its competitors, timing of program and event operation, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, timing of and costs related to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting the travel industry. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company’s common stock could be adversely affected.

Competition

The travel industry in general, and the performance improvement and convention services sectors in particular, are highly competitive. The Company’s improvement programs and convention services compete with other companies that provide similar programs and services. Many of these competitors are larger and have greater resources than the Company. In addition, corporations and associations themselves may choose to provide these programs and services “in-house.” The Company believes the barriers to entry in each of the fields in which it operates are relatively low. Certain of the Company’s competitors have substantially greater financial, marketing, and sales resources than the Company. There can be no assurance that the Company’s present competitors or competitors that elect to enter the marketplace in the future will not exert significant competitive pressures on the Company. Such competition could have an adverse effect on the Company.

Casualty Losses

Due to the nature of the Company’s business, the Company may be subject to liability claims arising out of accidents or disasters causing injury to participants or attendees to its programs or events, including claims for serious personal injury or death. The Company believes that it has adequate liability insurance coverage for such risks arising in the normal course of business. Although the Company has never experienced a liability loss for which it did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the insurance carrier will be solvent at the time of any covered loss. There can be no assurance that the Company will be able to obtain sufficient insurance coverage at acceptable premium levels in the future. Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding the Company’s insurance coverage, could have an adverse effect on the Company’s business, financial condition and results of operations.

Dependence on Travel Suppliers

In order to provide its services and products, the Company is dependent on airlines, hotels and other suppliers of travel services. Consistent with industry practices, the Company does not currently have any long-term agreements with its travel suppliers that obligate such suppliers to sell services or products through the Company. Restricted access to suppliers of travel services and a reduction in capacity or changes in pricing arrangements with travel suppliers could have an adverse effect on the Company’s business, financial condition and results of operations.

Dependence on Key Personnel

The Company’s performance is substantially dependent on the continued services and performance of its senior management and certain other key personnel. The loss of the services of any of its executive officers or other key employees could have an adverse effect on the Company’s business, financial condition and results of operations. The Company does not have any long-term employment agreements with its executive officers. The Company’s future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, operational, marketing and customer service personnel. The failure to retain and attract necessary managerial, operational, marketing and customer service personnel could have an adverse effect on the Company’s business, financial condition and results of operations.

Item 2. Properties

The principal executive offices of the Company occupy approximately 27,000 square feet of office space in Newport Beach, California, pursuant to a lease dated June 15, 1998, which expires in June 2005. The lease currently provides for monthly rental payments of approximately $34,000. The Company subleases approximately 3,000 square feet to two sublessees for approximately $5,500 per month.

The Company occupies offices totaling approximately 18,100 square feet in Atlanta, Georgia pursuant to a lease dated January 7, 2000, which expires in July 2005. The lease currently provides for monthly rental payments of approximately $24,000 per month.

The Company occupies office space totaling 2,400 square feet in Novato, California pursuant to a lease dated September 1, 1998, which expires in August 2003. The lease currently provides for monthly rental payments approximating $6,500 per month. The Company is currently evaluating the future use of this office space and, as such, has not entered into any lease amendments for this location.

The Company occupies office space totaling approximately 1,800 square feet in Alexandria, Virginia, with current monthly rental payments of approximately $2,600. This lease expires in October 2004.

The Company occupies office space totaling approximately 5,500 square feet in San Francisco, California with current monthly rental payments of approximately $9,000. This lease expires in March 2003 and reverts to a month to month lease subsequent to the expiration date. The Company is currently evaluating the future use of this office space and as such, has not entered into any lease amendments for this location.

The Company leases storage space totaling approximately 2,100 square feet in Smyrna, Georgia, with current monthly rental payments of approximately $3,000. This lease expires in April 2003.

Management believes that its existing facilities are sufficient to meet its present needs and anticipated needs for the foreseeable future. However, additional facilities may be required in connection with future business acquisitions.

Item 3. Legal Proceedings

The Company is not a party to any material pending legal proceedings. The Company is from time to time threatened or involved in litigation incidental to its business. The Company believes that the outcome of all current litigation will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Market and Other Information

The Company’s common stock is traded and prices are quoted on the Nasdaq National Market under the symbol “AMIE.” As of March 11, 2003, there were approximately 45 holders of record of the Company’s Common Stock not including beneficial owners holding shares through nominee or street name.

The following table sets forth the high and low bid prices of a share of the Company’s Common Stock as quoted on the Nasdaq National Market for the periods indicated:

	High	Low

2002:
Quarter ended March 31, 2002 (1)	$21.35	$7.75
Quarter ended June 30, 2002	10.15	8.06
Quarter ended September 30, 2002	10.24	7.95
Quarter ended December 31, 2002	9.10	8.00
2001: (1)
Quarter ended March 31, 2001	$20.13	$16.50
Quarter ended June 30, 2001	27.60	16.06
Quarter ended September 30, 2001	27.10	14.15
Quarter ended December 31, 2001	21.80	13.40

(1)	The Company spun-off AGI effective February 28, 2002 (see Item 1 “Business” for further discussion). All prices before that date reflect the stock price prior to the spin-off.

Dividend Policy

Historically, the Company has not paid any dividends. However, as a result of the Company’s gain from the sale of its investment in GetThere.com in 2000, the Company paid a cash dividend of $0.53 per share on the Company’s Common Stock to stockholders of record on February 28, 2001. This dividend represented the per share gain recorded by the Company.

The Company intends to continue to retain its earnings for use in the operation and expansion of its business and, therefore, does not anticipate declaring any cash dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Transfer Agent and Registrar

ChaseMellon Shareholder Services of Los Angeles, California serves as transfer agent and registrar of the Company’s Common Stock.

Changes in Securities

In March 2002, the Company issued 44,224 shares of its Common Stock in connection with its purchase of a 49% ownership interest in ITI. No commissions or remuneration were paid to any person in connection with the issuance . The issuance of shares of common stock was exempt from the registration provisions of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) thereof.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of
securities
remaining available
		Weighted-average	for future issuance
	Number of securities to	exercise price of	under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,199,352	$7.40	638,648
Equity compensation plans not approved by security holders	—	—	—

Total	1,199,352	$7.40	638,648

Item 6. Selected Financial Data

The following selected consolidated financial data of the Company is presented as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the spin-off, and accordingly, previously reported results of operations of the Company have been restated to reflect the results of AGI in discontinued operations. The selected financial data should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2002	2001	2000	1999	1998

	(dollars in thousands, except per share data)
Selected Consolidated Statements of Income Data:
Revenue (A)	$14,695	$17,041	$18,411	$17,455	$15,719
Operating expenses:
Selling and tour promotion	4,014	5,544	6,029	7,266	6,841
General and administrative	10,343	15,531	13,340	13,565	10,527
Restructuring and impairment of long-lived assets	—	12,803	—	8,107	—
Operating income (loss)	338	(16,837)	(958)	(11,483)	(1,649)
Income (loss) from continuing operations before tax	2,877	(4,535)	9,903	(7,731)	1,207
Income (loss) from continuing operations, net of tax	2,763	(2,939)	6,437	(4,938)	815
Income (loss) from discontinued operations, net of tax	(1,197)	10,437	11,289	6,777	7,547
Net income	1,566	7,498	17,726	1,839	8,362
Earnings (loss) per share — basic:
Continuing operations	$0.28	$(0.30)	$0.68	$(0.51)	$0.09
Discontinued operations	(0.12)	1.08	1.18	0.70	0.84

Net income	$0.16	$0.78	$1.86	$0.19	$0.93

Earnings (loss) per share — diluted:
Continuing operations	$0.27	$(0.30)	$0.66	$(0.51)	$0.09
Discontinued operations	(0.12)	1.05	1.17	0.70	0.83

Net income	$0.15	$0.75	$1.83	$0.19	$0.92

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$46,910	$28,021	$38,071	$18,461	$55,290
Total assets	128,159	165,304	168,390	142,763	127,732
Long-term debt	—	—	200	400	145
Total stockholders’ equity	115,016	126,240	121,871	108,269	107,049

(A)	Revenue is a function of gross program receipts less program pass through expenses. Program pass through expenses include all direct costs associated with the Company’s programs, including costs related to airfare, hotels, meals, and ground transportation. Gross program receipts during the years ended December 31, 2002, 2001, 2000, 1999 and 1998 were $47.0 million, $59.9 million, $63.9 million, $67.8 million and $48.4 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

On January 25, 2002, the Company’s Board of Directors approved the spin-off of its wholly owned subsidiary, Ambassadors Group, Inc. (“AGI”), by declaring a special stock dividend to the stockholders of the Company and distributing to them all of the outstanding shares of AGI. The stock dividend was paid to the Company’s stockholders of record as of February 4, 2002, and was distributed to such shareholders after the close of business on February 28, 2002, the date that the spin-off was completed. Each stockholder of the Company received one share of common stock of AGI for each share of common stock owned in the Company. The distribution of AGI’s common stock pursuant to the spin-off was intended to be tax free to the Company and its stockholders. The Company received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of AGI on the NASDAQ National Market began on March 1, 2002 under the symbol “EPAX.”

The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the dividend. The spin-off impacted the Company’s balance sheet on February 28, 2002 by reducing total assets, liabilities, and stockholders’ equity by $34.8 million, $21.0 million and $13.8 million respectively. Therefore, the following discussion is based upon continuing operations.

In the years presented, the Company has been engaged primarily in (i) developing, marketing and managing meetings and incentive programs, and (ii) providing comprehensive hotel reservation, registration, and travel services for meetings, conventions, expositions, and trade shows.

In March 2002, the Company acquired a 49% ownership interest in San Diego, California based Incentive Travel, LLC and in November 2002, the Company acquired a 51% ownership interest in Newport Beach, California based Innovations In Marketing, LLC, the cumulative effect of which was to further expand the Company’s Performance Group.

In December 2002, the Company’s wholly owned subsidiary Ambassadors Technology Corporation (“ATC”) acquired Bluedot Software. Bluedot Software is a provider of event portfolio management software solutions.

The Company’s businesses are seasonal. The Company recognizes gross program receipts, revenues and program related expenses in the month a program operates. Historically, the majority of the Company’s operating income has been recognized in the second and third quarters; however, as a result of the spin-off of AGI, the Company anticipates that the majority of its operating income will be recognized in the first, second and fourth quarters.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the period. Management evaluates its estimates and judgments, including those which impact its most critical accounting policies on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, within the framework of current accounting literature.

The following is a list of the accounting policies that management believes are the more significant judgments and estimates, and that could potentially result in materially different results under different assumptions or conditions.

Revenue Recognition

Gross program receipts reflect the total payments received by the Company from clients. Gross program receipts less program related expenses constitute the Company’s revenues. Program related expenses include all direct costs associated with the Company’s programs including costs related to airfare, hotels, meals, ground transportation, changes in currency exchange rates and merchandise costs. The Company recognizes travel revenue and related costs when travel convenes. The Company’s policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel.

Revenue from hotel reservation, registration and related travel services are recognized when the convention commences. Revenue from the sale of merchandise is recognized when the merchandise is shipped. Revenue from pre-paid certificate-based merchandise incentive programs is deferred until the Company’s obligations are fulfilled or upon management’s estimates (based upon historical trends) that the certificate will not be redeemed.

Revenue from the Technology Group is derived from a combination of license and maintenance fees and services provided with its enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from development contracts is recognized using the percentage-of-completion method in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue from contracts relating to only maintenance or hosting of data is recognized on a straight-line basis over the period that the services are provided.

Cash and Cash Equivalents

The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and other investments. Securities with maturities of three months or less at the date of purchase are classified as cash equivalents.

Available-for-Sale Securities

The Company classifies its marketable investments as available-for-sale securities. Available-for-sale securities consist of debt securities with maturities beyond three months and equity securities, which are carried at fair value.

Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of income in the period the investments are sold.

Other Investments

The Company owns majority and minority investments in other operating companies. All of these investment acquisitions were accounted for under the purchase method of accounting. Therefore, the statements of income of the acquired businesses are included in the Company’s statements of income since their respective dates of acquisition. The Company accounts for these investments using the equity method when the Company’s ownership is less than 50% and on a consolidated basis when the Company’s ownership exceeds 50%.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value.

Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles.” Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests. The Company uses a discounted cash flow model to estimate the fair market value of each of its subsidiaries when performing its impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, future capital expenditure requirements and appropriate discount rates. During the second quarter of 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets associated with continuing operations (the “transitional test”) and determined that no impairment charge was required as of January 1, 2002. The Company performed its annual test as of December 31, 2002 and determined there was no indication of impairment.

Deferred Income Taxes

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

Results of Operations

The following table reflects certain income and expense items as a percentage of revenue.

	2002	2001	2000

Revenue	100.0%	100.0%	100.0%
Operating expenses:
Selling and tour promotion	27.3	32.6	32.7
General and administrative	70.4	91.1	72.5
Impairment of long-lived assets	—	75.1	—

	97.7	198.8	105.2
Operating income (loss)	2.3	(98.8)	(5.2)
Other income	17.3	72.2	59.0
Income (loss) from continuing operations before income taxes	19.6	(26.6)	53.8
Provision (benefit) for income taxes	0.8	(9.4)	18.8

Income (loss) from continuing operations	18.8	(17.2)	35.0
Income (loss) from discontinued operations	(8.1)	61.2	61.3

Net income	10.7%	44.0%	96.3%

Business Segment Information

The Company operated the Performance Group and Services Group segments during 2002, 2001 and 2000. The Technology Group segment was added in December 2002. On February 28, 2002, the Company spun-off the Education Group and recorded the effect of the transaction as a disposition of discontinued operations. Corporate and Other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Performance, Services and Technology Groups. Selected financial information related to these segments is as follows (in thousands):

	Performance	Services	Technology	Corporate	Discontinued
	Group	Group	Group	and Other	Operations	Total

2002:
Revenues	$9,224	$5,471	$—	$—	$—	$14,695
Depreciation and amortization expense	422	301	—	32	—	755
Operating income (loss)	1,545	496	(88)	(1,615)	—	338
Interest and dividend income	145	19	—	1,890	—	2,054
Income tax expense (benefit)	816	263	(36)	(929)	(703)	(589)
Equity in net income and management fees received from investments accounted for by the equity method	410	—	—	—	—	410
Capital expenditures of property, equipment, and intangible assets	637	171	717	66	—	1,591
Total assets	13,992	2,857	784	110,526	—	128,159
2001:
Revenues	$10,334	$6,707	$—	$—	$—	$17,041
Depreciation and amortization expense	463	291	—	793	—	1,547
Operating income (loss) prior to impairment of long-lived assets	510	216	—	(4,760)	—	(4,034)
Impairment of long-lived assets	—	—	—	12,803	—	12,803
Operating income (loss)	510	216	—	(17,563)	—	(16,837)
Interest and dividend income	374	24	—	3,189	—	3,587
Income tax expense (benefit)	290	129	—	(2,015)	5,633	4,037
Compensation charge related to the acceleration of vesting of restricted stock	—	—	—	2,072	—	2,072
Gain on sale of investment	—	—	—	8,306	—	8,306
Capital expenditures of property, equipment, and intangible assets	716	2,233	—	7	882	3,838
Total assets	13,230	2,456	—	105,862	43,756	165,304
2000:
Revenues	$10,728	$7,433	$—	$250	$—	$18,411
Depreciation and amortization expense	497	224	—	733	—	1,454
Operating income (loss)	1,207	387	—	(2,552)	—	(958)
Interest and dividend income	174	5	—	2,488	—	2,667
Income tax expense	380	43	—	3,043	6,079	9,545
Gain on sale of investment	—	—	—	5,134	—	5,134
Capital expenditures of property, equipment, and intangible assets	202	363	—	956	991	2,512
Total assets	13,963	2,416	—	77,212	74,799	168,390

Comparison of Continuing Operations for the Year Ended December 31, 2002 to the Year Ended December 31, 2001

The Company’s gross program receipts decreased to $47.0 million in 2002 from $59.9 million in 2001. The decrease in gross revenue came from both the Performance Group and Services Group. The decrease in the Performance Group was a result of fewer programs being operated in 2002 combined with an overall decrease in program size due to corporate clients qualifying fewer incentive winners and operating fewer business meetings in order to cut their costs because of the current economic uncertainties. The decrease in the Services Group was due to a lower number of convention events serviced, as well as a decrease in the participants at conventions operated.

Net revenue decreased to $14.7 million during 2002 from $17.0 million in 2001. The decrease in net revenue came from both the Performance Group and Services Group due to the factors described above which attributed to the decrease in gross revenue. The decrease in gross revenue was partially offset by the increase in gross margin of the Performance Group which was caused by higher margins on programs operated and the inclusion of business produced from current year acquisitions.

Selling and tour promotion expenses decreased to $4.0 million during 2002 from $5.5 million in 2001. The decrease in selling and tour promotion expenses came from both the Performance Group and Services Group. The decrease resulted from reduced headcount as a direct result of the terrorist attack on September 11, 2001, salary reductions and lower commissions paid to account executives due to lower business volume.

General and administrative expenses decreased during 2002 to $10.3 million from $15.5 million in 2001. The decrease in general and administrative expenses resulted from a stock compensation charge related to the acceleration of vesting of restricted stock of $2.1 million recorded in 2001, lower personnel costs in 2002 of approximately $1.8 million resulting from reduced headcount and salary reductions taken in the fourth quarter of 2001 as a direct result of the terrorist attacks on September 11, 2001, and the adoption of SFAS No. 142, “Goodwill and Other Intangibles” effective January 1, 2002 which resulted in the elimination of $0.8 million of goodwill amortization.

The impairment charge to the carrying value of long-lived assets of $12.8 million occurred during the fourth quarter of 2001 as a result of the impact to operations of the terrorist attacks that occurred on September 11, 2001, the response by the United States since October 7, 2001, the resulting negative impact these events have had on domestic and international air travel and the travel industry in general, and the slow down of the economy during 2001. This impairment expense included the impairment charge for long-lived assets associated with all segments of the Company. No such impairment charge was recorded in 2002.

During 2002, the Company reported operating income of $0.3 million compared to an operating loss of $16.8 million in 2001. Excluding the pre tax impairment charge to the carrying value of long-lived assets of $12.8 million and the pre tax stock compensation charge related to the acceleration of vesting of restricted stock of $2.1 million, the operating loss would have been $1.9 million for 2001. Changes in operating income and loss from 2002 to 2001 are the result of changes as described above.

Other income in 2002 totaled $2.5 million in comparison to $12.3 million during 2001. Other income during 2002 consisted primarily of $2.0 million in interest income generated by cash, cash equivalents, and available-for-sale securities and $0.5 million resulting from income and service fees earned on an equity investment. Other income during 2001 consisted primarily of $3.6 million in interest income generated by cash, cash equivalents, and available-for-sale securities, $0.4 million in management fees received on the SatoTravel investment and an $8.3 million gain on the sale of the SatoTravel investment. The decrease in interest income is due to the decrease in cash, cash equivalents and available-for-sale securities from $135.3 million at December 31, 2001 to $106.7 million at December 31, 2002 as a direct result of the spin-off of AGI on February 28, 2002, as well as lower investment yields.

The Company’s effective income tax rate was 4% in 2002 compared to 35% in 2001. The Company recorded an income tax provision of $0.1 million in 2002 compared to a tax benefit of $1.6 million in 2001. The decrease in the effective tax rate for 2002 resulted from a high level of tax-exempt income in relation to operating income and the revaluation of state deferred tax assets to a higher rate as required by SFAS No. 109, “Accounting for Income Taxes.”

Income from continuing operations was $2.8 million in 2002 compared to a loss of $2.9 million in 2001. Excluding the pre tax impairment charge to the carrying value of long-lived assets of $12.8 million, pre tax stock compensation charge related to the acceleration of vesting of restricted stock of $2.1 million and the pre tax gain on sale of the Company’s minority interest in SatoTravel of $8.3 million, income from continuing operations would have been $1.9 million for the year ended December 31, 2001. The changes between years were the result of changes as described above.

Comparison of Continuing Operations for the Year Ended December 31, 2001 to the Year Ended December 31, 2000

The Company’s gross program receipts decreased to $59.9 million in 2001 from $63.9 million in 2000. The decrease came from both the Performance Group and the Services Group. The decrease resulted from lower business in both segments, as well as lost business in the fourth quarter of 2001 due to business cancellations directly related to the terrorist attacks on September 11, 2001.

Net revenue decreased to $17.0 million in 2001 from $18.4 million in 2000. The decrease in net revenue came from both the Performance Group and Services Group due to the same factors that affected gross program receipts.

Selling and tour promotion expenses decreased to $5.5 million in 2001 from $6.0 million in 2000. The decrease mainly resulted from lower commissions paid to account executives due to lower business volume.

General and administrative expenses increased during 2001 to $15.5 million from $13.3 million in 2000. The increase in general and administrative expenses was primarily a result of a stock compensation charge related to the acceleration of vesting of restricted stock of approximately $2.1 million which occurred in 2001.

The impairment charge to the carrying value of long-lived assets of $12.8 million occurred during the fourth quarter of 2001 as a result of the impact to operations of the terrorist attacks that occurred on September 11, 2001, the response by the United States since October 7, 2001, the resulting negative impact these events have had on domestic and international air travel and the travel industry in general, and the slow down of the economy during 2001. This impairment expense included the impairment charge for long-lived assets associated with all segments of the Company. No such impairment charge was taken in 2000.

During 2001, the Company’s operating loss increased to $16.8 million from $1.0 million in 2000. Changes in operating income from 2001 to 2000 are the result of changes as described above.

Other income in 2001 totaled $12.3 million in comparison to $10.9 million during 2000. Other income during 2001 consisted primarily of $3.6 million in interest income generated by cash, cash equivalents, and available-for-sale securities, $0.4 million received in management fees from the SatoTravel investment and an $8.3 million gain on the sale of the SatoTravel investment. Other income during 2000 consisted primarily of $2.7 million in interest income generated by cash, cash equivalents, and available-for-sale securities, $7.9 million gain on the sale of minority investment in GetThere.com and $0.3 million of management fees received from the SatoTravel investment, sublease and other income. On December 31, 2001, the Company had $135.3 million in cash, cash equivalents and available-for-sale securities compared to $125.4 million on December 31, 2000.

The Company’s effective income tax rate was approximately 35% for both 2001 and 2000. The Company recorded an income tax benefit of $1.6 million in 2001 compared to a tax provision of $3.5 million in 2000.

Loss from continuing operations for the year ended December 31, 2001 was $2.9 million compared to income from continuing operations of $6.4 million for the year ended December 31, 2000. Excluding the pre tax impairment charge to the carrying value of long-lived assets of $12.8 million, pre tax stock compensation charge related to the acceleration of vesting of restricted stock of $2.1 million and the pre tax gain on sale of the Company’s minority interest in SatoTravel of $8.3 million, income from continuing operations would have been $1.9 million for the year ended December 31, 2001. Excluding the gain on the sale of the GetThere.com investment during 2000, income from continuing operations would have been $1.3 million during the year ended December 31, 2000.

Liquidity and Capital Resources

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by operations for the years ended December 31, 2002, 2001 and 2000, was $0.6 million, $7.2 million and $29.4 million, respectively. The decrease in cash flows from operations in 2002 versus 2001 and 2000 is primarily due to the spin-off of AGI on February 28, 2002 in which the cash flows from that operation are included in the Company’s consolidated results for the years ended December 31, 2001 and 2000.

Net cash provided by or (used in) investing activities for the years ended December 31, 2002, 2001 and 2000 was $23.7 million, ($13.0) million and ($9.4) million, respectively. The increase in cash flows from investing activities during 2002 was a result of funding the distribution of the spin-off of AGI on February 28, 2002 and the Company holding a higher level of cash equivalents than in 2001 due to the relative indifference in investment yields.

The Company does not have any material capital expenditure commitments for 2003.

The terms of the Company’s acquisitions of certain businesses also include contingent consideration, which could range up to approximately $1.8 million in 2003. Additionally, the Company is continuing to pursue acquisitions of similar travel and performance improvement businesses that may require the use of cash and cash equivalents. However, no assurance can be given that definitive agreements for any such investment or acquisition will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

Net cash used in financing activities during 2002 totaled $5.4 million and primarily relates to cash paid, net of liabilities assumed, as a dividend resulting from the spin-off of AGI to the holders of the Company’s common stock on February 28, 2002. Net cash used in financing activities during 2001 totaling $4.2 million primarily relates to cash paid by the Company for a dividend to its stockholders, repurchase and retirement of common stock and payments made on debt obligations which was partially offset by proceeds from the exercise of stock options. Net cash used in financing activities during 2000 totaling $0.4 million primarily relates to payments made during the year on the Company’s debt obligation and the repurchase and retirement of common stock. As of December 31, 2002, the Company had no long-term debt.

As of December 31, 2002, the Company had approximately $106.7 million of cash and cash equivalents, available-for-sale securities, and restricted cash equivalents, including program participant funds of $6.0 million. Cash balances could be reduced significantly if the financial institutions, which hold balances beyond that federally insured, become insolvent. Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company’s anticipated operating needs, capital expenditures and acquisitions at least through 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to changes in financial market conditions in the normal course of business due to its use of certain financial instruments. Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and equity prices.

The Company’s available-for-sale securities included debt and marketable equity securities of $56.9 million and $2.9 million, respectively, at December 31, 2002 and are subject to market risk. The potential change in the fair value of these investments, assuming a 50 basis point increase in interest rates relating to the debt securities and a 10% decline in price of the marketable equity securities would be approximately $335,000 and $292,000, respectively.

The following table represents principal cash flows from available-for-sale debt securities outstanding as of December 31, 2002 by contractual maturity date, and the relative fair value and average interest rate (amounts in thousands, except interest rates):

			Expected Maturity Date
	December 31, 2002		Year Ending December 31,

	Cost	Fair Value	2003	2004

Debt securities:
State and political subdivisions	$44,532	$44,657	$28,235	$16,422
Corporate bonds	11,237	11,279	8,185	3,094

	55,769	55,936	36,420	19,516
Interest receivable	961	961	627	334

Total debt securities	$56,730	$56,897	$37,047	$19,850

Interest rate on debt securities		2.01%	2.04%	1.95%

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements are listed in Item 15 and are included herein on pages 22 through 47.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information regarding the change in the Company’s independent accountants can be found in the Company’s Current Report on Form 8-K filed on April 8, 2002, which is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2002 which is expected to be filed with the Securities and Exchange Commission on or about April 15, 2003.

Item 11. Executive Compensation

The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2002 which is expected to be filed with the Securities and Exchange Commission on or about April 15, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2002 which is expected to be filed with the Securities and Exchange Commission on or about April 15, 2003.

Item 13. Certain Relationships and Related Transactions

The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2002 which is expected to be filed with the Securities and Exchange Commission on or about April 15, 2003.

Item 14. Controls and Procedures

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

Available Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 that require the Company to file electronically reports, proxy and information statements, and other information with the SEC. The public may read and copy the Company’s filings at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public can obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company maintains a website at http://www.ambassadors.com. The Company does not make available free of charge on this website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. The Company instead relies on a hyperlink to the MSN Money Central website at http://moneycentral.msn.com/investor/sec/getfilingtick.asp?Symbol=AMIE that contains copies of the Company’s filings. The Company is currently expanding its web site to provide this information to the investor upon filing with the SEC. The Company will provide electronic or paper copies of such filings free of charge upon request.

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedules:

Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000	48

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits: The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Ambassadors International, Inc.

We have audited the accompanying consolidated balance sheet of Ambassadors International, Inc. as of December 31, 2002 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassadors International, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Orange County, California
February 11, 2003

Report of Independent Accountants

Board of Directors and Stockholders
Ambassadors International, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ambassadors International, Inc. and its subsidiaries (the Company) at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
February 7, 2002, except for Note 3, which is as of February 28, 2002

Ambassadors International, Inc.
Consolidated Balance Sheets

(in thousands, except share data)

	December 31,

	2002	2001

Assets:
Current assets:
Cash and cash equivalents	$46,910	$28,021
Available-for-sale securities	59,822	107,303
Accounts receivable, net of allowance of $73 and $16 in 2002 and 2001, respectively	2,550	4,487
Deferred income taxes	965	1,202
Prepaid program costs and other current assets	2,605	5,262

Total current assets	112,852	146,275
Property and equipment, net	1,507	4,205
Goodwill	6,817	6,344
Other intangibles	2,361	—
Deferred income taxes	4,146	8,069
Other assets	476	411

Total assets	$128,159	$165,304

Liabilities:
Current liabilities:
Accounts payable	$3,395	$6,396
Accrued expenses	3,759	5,438
Participants’ deposits and deferred revenue	5,989	26,527
Other current liabilities	—	703

Total liabilities	13,143	39,064
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,916,614 and 9,813,001 shares issued and outstanding, respectively	99	98
Additional paid-in capital	88,940	88,144
Retained earnings	26,416	39,018
Accumulated other comprehensive loss	(439)	(1,020)

Total stockholders’ equity	115,016	126,240

Total liabilities and stockholders’ equity	$128,159	$165,304

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.
Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Revenue:
Travel and incentive related	$14,147	$17,041	$18,411
License fees from equity investee	548	—	—

	14,695	17,041	18,411

Operating expenses:
Selling and tour promotion	4,014	5,544	6,029
General and administrative	10,343	15,531	13,340
Impairment of long-lived assets	—	12,803	—

	14,357	33,878	19,369

Operating income (loss)	338	(16,837)	(958)

Other income:
Interest and dividend income	2,054	3,587	2,667
Realized gain on sale of available-for-sale securities	—	8,306	7,933
Other, net	485	409	261

	2,539	12,302	10,861

Income (loss) from continuing operations before income taxes	2,877	(4,535)	9,903
Provision (benefit) for income taxes	114	(1,596)	3,466

Income (loss) from continuing operations	2,763	(2,939)	6,437
Income (loss) from discontinued operations (net of income tax expense (benefit) of $(703), $5,633 and $6,079, respectively)	(1,197)	10,437	11,289

Net income	$1,566	$7,498	$17,726

Earnings (loss) per share — basic:
Continuing operations	$0.28	$(0.30)	$0.68
Discontinued operations	(0.12)	1.08	1.18

Net income	$0.16	$0.78	$1.86

Weighted-average common shares outstanding — basic	9,854	9,642	9,542

Earnings (loss) per share — diluted:
Continuing operations	$0.27	$(0.30)	$0.66
Discontinued operations	(0.12)	1.05	1.17

Net income	$0.15	$0.75	$1.83

Weighted-average common shares outstanding — diluted	10,162	9,960	9,682

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Loss	Total

Balance at December 31, 1999	9,496,903	$95	$83,771	$18,928	$—	$5,475	$108,269

Comprehensive income:
Net income	—	—	—	17,726	—	—	17,726
Other comprehensive income (loss):
Foreign currency translation, net of taxes of $372	—	—	—	—	—	633	633
Marketable securities, net of tax benefit of $3,353	—	—	—	—	—	(5,707)	(5,707)

Comprehensive income							12,652
Stock options exercised	18,613	1	201	—	—	—	202
Issuance of restricted stock	110,000	1	1,573	—	(1,574)	—	—
Amortization of unearned compensation	—	—	—	—	238	—	238
Stock purchased and retired	(20,000)	(1)	(235)	—	—	—	(236)
Tax benefit associated with stock grants and exercise of stock options	—	—	28	—	—	—	28
Additional consideration in satisfaction of purchase price contingencies	70,808	1	717	—	—	—	718

Balance at December 31, 2000	9,676,324	97	86,055	36,654	(1,336)	401	121,871

Comprehensive income:
Net income	—	—	—	7,498	—	—	7,498
Other comprehensive loss:
Foreign currency translation, net of tax benefit of $399	—	—	—	—	—	(741)	(741)
Marketable securities, net of tax benefit of $435	—	—	—	—	—	(680)	(680)

Comprehensive income							6,077
Stock options exercised	155,779	2	1,932	—	—	—	1,934
Stock grants vested	—	—	736	—	1,336	—	2,072
Stock retired	(36,690)	(1)	(771)	—	—	—	(772)
Tax benefit associated with stock grants and exercise of stock options	—	—	(121)	—	—	—	(121)
Additional consideration in satisfaction of purchase price contingencies	17,588	—	313	—	—	—	313
Dividend payment on common stock	—	—	—	(5,134)	—	—	(5,134)

Balance at December 31, 2001	9,813,001	98	88,144	39,018	—	(1,020)	126,240

Comprehensive income:
Net income	—	—	—	1,566	—	—	1,566
Other comprehensive income:
Foreign currency translation included in dividend paid upon spin-off, net of taxes of $163	—	—	—	—	—	340	340
Marketable securities, net of taxes of $135	—	—	—	—	—	241	241

Comprehensive income							2,147
Stock options exercised	97,389	1	599	—	—	—	600
Issuance of stock	44,224	—	371	—	—	—	371
Stock purchased and retired	(38,000)	—	(305)	—	—	—	(305)
Tax benefit associated with stock grants and exercise of stock options	—	—	131	—	—	—	131
Stock dividend upon spin-off	—	—	—	(14,168)	—	—	(14,168)

Balance at December 31, 2002	9,916,614	$99	$88,940	$26,416	$—	$(439)	$115,016

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.
Consolidated Statements of Cash Flows

(in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income	$1,566	$7,498	$17,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	877	2,466	2,663
Deferred income tax provision (benefit)	1,641	(7,267)	(518)
Write-down of intangible assets	—	18,010	—
Write-down of other investments	—	730	—
Amortization of unearned compensation	—	2,072	238
Gain on sale of available-for-sale securities	—	(8,306)	(7,933)
Unrealized gain on foreign currency exchange contracts	—	(1,565)	—
Loss on foreign currency exchange contracts	—	—	1,565
Other, net	—	(70)	(32)
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	2,055	(341)	751
Prepaid program costs and other current assets	1,148	1,689	(971)
Other assets	(61)	—	—
Accounts payable and accrued expenses	(2,445)	1,071	3,289
Participants’ deposits	(4,213)	(8,831)	12,610

Net cash provided by operating activities	568	7,156	29,388

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	106,089	94,225	78,946
Purchase of available-for-sale securities	(81,474)	(111,573)	(94,341)
Proceeds from the sale of other investments	—	7,205	8,771
Purchase of other investments	(173)	(320)	(399)
Cash paid for acquisitions of subsidiaries, net of cash received	(308)	(1,454)	(790)
Purchase of property and equipment	(404)	(1,141)	(1,578)
Payment for covenant-not-to-compete agreement	—	—	(38)
Proceeds from sale of property and equipment	—	24	31

Net cash provided by (used in) investing activities	23,730	(13,034)	(9,398)

Cash flows from financing activities:
Distribution resulting from spin-off of subsidiary	(5,299)	—	—
Payments on note payable	(200)	(200)	(346)
Proceeds from exercise of stock options	395	1,934	202
Purchase and retirement of common stock	(305)	(772)	(236)
Dividends paid on common stock	—	(5,134)	—

Net cash used in financing activities	(5,409)	(4,172)	(380)

Net increase (decrease) in cash and cash equivalents	18,889	(10,050)	19,610
Cash and cash equivalents, beginning of year	28,021	38,071	18,461

Cash and cash equivalents, end of year	$46,910	$28,021	$38,071

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$14	$25
Cash paid for income taxes	798	10,296	8,829

See Notes 2 and 9 for non-cash investing and financing activities.

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements

1. Description of the Company and Summary of Significant Accounting Policies

The Company

Ambassadors International, Inc. (the “Company”) is a travel services and performance improvement company. The Company’s operations are classified in the following segments:

•	Ambassadors Performance Group (“APG”) — Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services.

•	Ambassadors Services Group (“ASG”) — Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows.

•	Ambassadors Technology Group (“ATC”) — Develops, markets and distributes event portfolio management technology solutions for corporations and large associations.

The Company was founded in 1967 and was reincorporated in Delaware in 1995. Ambassadors Group, Inc. (“AGI”) represented the entire operations of the Company until 1996 when the Performance Group commenced operations. The Services Group commenced operations in 1998 and the Technology Group commenced operations in 2002.

Basis of Presentation

As more fully described in Note 3, on January 25, 2002, the Company’s Board of Directors approved a spin-off distribution that separated the Company into two publicly traded entities. The Consolidated Balance Sheet at December 31, 2001 and related information in the notes to consolidated financial statements and the Consolidated Statement of Cash Flows for all years presented include the effects of discontinued operations on a consolidated basis, without separate identification and classification of discontinued operations.

Certain reclassifications have been made to amounts in 2000 and 2001 to conform with the 2002 presentation.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is accounted for using the cost method.

Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Credit Risk

The majority of trade accounts receivable are from large credit worthy companies. Most programs are billed in advance and are normally collected prior to program departure. The Company generally does not require collateral. The Company maintains adequate reserves for potential credit losses and such losses have been minimal and within management’s estimates.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

The Company believes that its primary trade accounts receivable credit risk exposure in the Performance Group is limited because the entire estimated program costs are normally collected prior to program departure and customers are largely credit worthy corporations. Final billings are issued after program operation for costs in excess of the estimated program costs.

The Services Group bills its customers after hotel reservation, registration, and travel services for meetings, conventions, expositions and trade shows have operated. The Company’s major trade accounts receivable are principally with hotel chains and independent hotel owners. This segment is exposed to credit risk in the event that the hotel operator cannot meet its obligations.

The Technology Group has contracts with major corporations that reflect when payments are due based upon certain milestones or events occurring. As of December 31, 2002, the Company had limited exposure to credit risk since the acquisition of Bluedot Software occurred in December 2002.

Cash and Cash Equivalents

The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and other investments. Securities with maturities of three months or less at the date of purchase are classified as cash equivalents.

Available-for-Sale Securities

The Company classifies its marketable investments as available-for-sale securities. Available-for-sale securities consist of debt securities with maturities beyond three months and equity securities, which are carried at fair value.

Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive loss, net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of income in the period the investments are sold.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized losses on marketable securities of $439,000 and $680,000, net of deferred income taxes, at December 31, 2002 and 2001, respectively, and unrealized losses on foreign currency exchange contracts of zero and $340,000, net of deferred income taxes, at December 31, 2002 and 2001, respectively.

Comprehensive Income

Comprehensive income refers to the aggregate of net income and certain other revenues, expenses, gains and losses recorded directly as adjustments to stockholders’ equity, net of tax.

Other Investments

The Company includes its minority investments in other operating companies as other assets in the accompanying balance sheets. The cost of these minority investments is allocated against the underlying fair value of the net assets of the investee. Any cost of the investment over the Company’s portion of the underlying fair value of the net assets of the investee is recorded as goodwill. The equity method of accounting is used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is accounted for using the cost method.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Cost of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. Major additions and betterments are capitalized. Property and equipment are depreciated using the straight-line method generally over 5 to 7 years. Leasehold improvements are amortized over the lesser of the useful life or respective term of the lease.

The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of income.

Long-Lived Assets Including Intangibles

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated useful life. The Company completed its transitional and annual goodwill impairment tests as of June 30, 2002, and December 31, 2002, respectively, and found no impairment. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it related to each reporting unit.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 5 to 6 years.

The following table reconciles the Company’s net income (loss) and earnings (loss) per share from continuing operations as reported, to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect for the period prior to the adoption of SFAS No. 142 (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Income (loss) from continuing operations:
As reported	$2,763	$(2,939)	$6,437
Goodwill amortization, net of tax	—	495	456

As adjusted	$2,763	$(2,444)	$6,893

Earnings (loss) per share — basic
As reported	$0.28	$(0.30)	$0.68
As adjusted	$0.28	$(0.25)	$0.72
Earnings (loss) per share — diluted
As reported	$0.27	$(0.30)	$0.66
As adjusted	$0.27	$(0.25)	$0.71

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Revenue Recognition

The Company bills travel participants, mainly consisting of large corporations, in advance, of which the cash received is recorded as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel, rail passes and other program costs in advance of travel, which are recorded as prepaid program costs and expenses. The Company recognizes travel revenue and related costs when travel convenes.

Revenue from hotel reservation, registration and related travel services are recognized when the convention commences. Revenue from the sale of merchandise is recognized when the merchandise is shipped. Revenue from pre-paid certificate-based merchandise incentive programs is deferred until the Company’s obligations are fulfilled or upon management’s estimates (based upon historical trends) that the certificate will not be redeemed.

Revenue from the Technology Group is derived from a combination of license and maintenance fees and services provided with its enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from development contracts is recognized using the percentage-of-completion method in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue from contracts relating to only maintenance or hosting of data is recognized on a straight-line basis over the period that the services are provided.

Selling and Tour Promotion Expenses

Selling and tour promotion costs are expensed as incurred.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The dilutive effect of options outstanding is reflected in dilutive earnings per share by application of the treasury method.

Accounting for Stock Options

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue following the guidance of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” for measurement and recognition of stock-based transactions with employees.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123 (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Net income, as reported	$1,566	$7,498	$17,726
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(937)	(689)	(1,385)

Net income, as adjusted	$629	$6,809	$16,341

Earnings per share — basic
As reported	$0.16	$0.78	$1.86
As adjusted	$0.06	$0.71	$1.71
Earnings per share — diluted
As reported	$0.15	$0.75	$1.83
As adjusted	$0.06	$0.68	$1.69

Business Segment

The Company reports segment data based on the “management” approach which designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Application of this statement is not expected to have a significant effect on the Company’s consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No.148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the provisions of SFAS No. 148 effective December 31, 2002.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

2.	Business Acquisitions

In November 2002, the Performance Group acquired a 51% ownership interest in Innovations In Marketing, LLC (“IIM”). IIM is a start-up performance incentive and meeting management company which operates out of the Company’s corporate headquarters in Newport Beach, California. IIM’s initial capital consisted of $1,000 of which 51% was contributed by APG and 49% was contributed by the minority owner. Members share in IIM’s gains and losses in proportion to their membership interests. However, loss allocations to a member shall be made only to the extent that such loss allocations will not create a deficit capital account balance for that member greater than the member’s share of the liquidation value of the company. The Operating Agreement provides that any member may elect to purchase all of the membership interest of any or all of the other members at any time after December 31, 2005. The Operating Agreement also specifies that APG shall loan IIM up to $400,000 for the working capital needs of the company during its first six months of operation. Furthermore, the agreement also states that after the first six months of operation the minority shareholder may loan IIM up to $100,000. Both loans shall bear interest at a rate of 2% per year and shall be repaid by IIM prior to any distributions of earnings being made to any IIM shareholder. The outstanding balance on APG’s loan to IIM as of December 31, 2002 was approximately $176,000 which has been eliminated in consolidation.

In December 2002, the Technology Group acquired certain of the assets and business of Bluedot Virtual Event Organization, Inc. (“Bluedot Software”) out of Chapter 11 bankruptcy. Bluedot Software, located in San Francisco, California, develops, markets and distributes event portfolio management solutions for corporations and large associations. The purchase price consisted of debtor-in possession financing and other costs of $308,000, the assumption of liabilities and future contingent payments to the sellers covering the twenty-four months following the closing date. The Company allocated the excess purchase price to an intangible asset, purchased software, of $607,000. The amortization period for this intangible asset is five years. During the first twelve months following the closing, the Technology Group shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $25,000 per quarter as the First Year Minimum Payments. During the second year following the closing, ATC shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $15,000 per quarter as the Second Year Minimum Payments.

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

In addition to the business acquisitions described above, the Company holds minority investments in other operating companies. Other investments during the periods presented in the accompanying balance sheets and income statements include the following:

•	In October 1997, the Company purchased a 20% interest in a company, which provides packaged tours primarily to Formula One, Indy Car and NASCAR races. This investment is reported on the equity method.

•	The Company had a minority interest in GetThere.com, a company engaged in the travel business via the internet. During 2000, the Company sold its investment in GetThere.com and recognized a gain on the investment of approximately $7.9 million.

•	In January 1999, the Company purchased a minority interest in a joint venture that owns the capital stock of Scheduled Airlines Traffic Offices, Inc. (“SatoTravel”). During June 2001, the Company sold its ownership stake in SatoTravel to Navigant International, Inc. (“Navigant”) (Nasdaq: FLYR). The

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Company received approximately $7.2 million in cash, approximately 237,000 shares of common stock of Navigant and recorded a gain of approximately $8.3 million in other income ($5.5 million net of income taxes). The agreement also provides for an additional $1.4 million payment of cash and stock to be paid to the Company if SatoTravel, as a subsidiary of Navigant, had achieved certain revenue objectives by June 14, 2002. The additional payment is currently being disputed by Navigant and both parties have agreed to arbitration to settle the dispute. Since probability is uncertain, the additional payment has not been recorded in the statement of income as of December 31, 2002.

•	In October 2000, the Company purchased a minority interest in Milepoint, Inc., a development stage internet company which enables customers to convert accrued credits toward online purchasing. This investment was reported at the lower of cost or estimated net realizable value. During the quarter ended December 31, 2001, the Company recorded a loss of approximately $400,000 which the Company’s management believed to be other than a temporary decline in the market value of this investment. The recorded loss represented the balance of this investment and thus, the Company has no future financial exposure on this investment.

•	In March 2002, the Performance Group acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement call for contingent payments through 2005 based upon actual income before income taxes multiplied by the Performance Group’s 49% ownership interest calculated based on a predefined multiplier. Total payments related to fiscal 2002 are estimated to be $2.3 million of which approximately $1.8 million is due by March 31, 2003 and was allocated to intangible assets (license). The remaining purchase price of $0.5 million was allocated to goodwill. License fees of approximately $548,000 were earned from ITI during fiscal 2002 and are included in the operations of the Performance Group. The Company also recorded its proportional share of the earnings and management fees from ITI of approximately $410,000.

At December 31, 2002 and 2001, the above other investments represented approximately $413,000 and $323,000, respectively, and was included in other assets in the accompanying balance sheet.

     3. Discontinued Operations

On January 25, 2002, the Company’s Board of Directors approved the spin-off of its wholly owned subsidiary, AGI, by declaring a special stock dividend to the stockholders of the Company and distributing to them all of the outstanding shares of AGI. The stock dividend was paid to the Company’s stockholders of record as of February 4, 2002, and was distributed to such shareholders after the close of business on February 28, 2002, the date that the spin-off was completed. Each stockholder of the Company received one share of common stock of AGI for each share of common stock owned in the Company. The distribution of AGI’s common stock pursuant to the spin-off was intended to be tax free to the Company and its stockholders. The Company received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of AGI on the Nasdaq National Market began on March 1, 2002 under the symbol “EPAX.”

The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the dividend. The spin-off impacted the Company’s balance sheet on February 28, 2002 by reducing total assets, liabilities, and stockholders’ equity by $34.8 million, $21.0 million and $13.8 million respectively. The effect of the spin-off on the Company’s income statement for the years ended December 31, 2002, 2001 and 2000 are reflected as discontinued operations.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

The revenues and income (loss) from discontinued operations before income taxes are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Revenue	$518	$43,413	$40,322
Income (loss) from discontinued operations before income taxes	$(1,900)	$16,070	$17,368

The Company has entered into various agreements with AGI providing for the separation of AGI’s business operations from the Company. These agreements also govern various interim and ongoing relationships.

One of these agreements provides for a credit facility in which the Company has agreed to provide loans to AGI for certain purposes. AGI may borrow up to $20 million at any time with three days written notice to the Company. All monies outstanding, including principal and interest, mature no later than August 31, 2003. All borrowings bear interest at the prime interest rate as reported in the Wall Street Journal one business day after the request for a borrowing is received by the Company. As of December 31, 2002, there were no borrowings under this agreement.

The majority of AGI’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, AGI was exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. As such, the Company had a program to provide a hedge against certain of these foreign currency risks. The Company used forward contracts which allowed the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts included a synthetic component if a pre-determined trigger occurs during the term of the contract. All of the Company’s derivatives at December 31, 2001 were cash flow hedges of forecasted transactions. The Company accounted for these derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The Company had a $50.0 million credit facility with a major financial institution to support foreign currency purchases and foreign exchange forward contracts. This credit facility was terminated upon the spin-off of the Company’s Ambassadors Group effective March 2002. Furthermore, subsequent to the spin-off, the Company has not engaged in any derivative financial instruments.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

    4.  Available-for-Sale Securities

At December 31, 2002 and 2001, the cost and estimated fair values of the Company’s investments in marketable equity securities and U.S. government and agency obligations were as follows (in thousands):

		Gross	Gross	Fair Value/
		Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value

December 31, 2002:
Debt securities:
State and political subdivisions	$44,532	$126	$(1)	$44,657
Corporate bonds	11,237	42	—	11,279

	55,769	168	(1)	55,936
Interest receivable	961	—	—	961

Total debt securities	56,730	168	(1)	56,897
Marketable equity securities	3,795	—	(870)	2,925

	$60,525	$168	$(871)	$59,822

December 31, 2001:
Debt securities:
U.S. government and agency obligations	$11,394	$—	$—	$11,394
State and political subdivisions	82,424	—	—	82,424
Corporate bonds	9,635	—	—	9,635

	103,453	—	—	103,453
Interest receivable	1,134	—	—	1,134

Total debt securities	104,587	—	—	104,587
Marketable equity securities	3,795	—	(1,079)	2,716

	$108,382	$—	$(1,079)	$107,303

The Company recorded no realized gains or losses during 2002 or 2001.

The following table represents principal cash flows from available-for-sale debt securities outstanding as of December 31, 2002 by contractual maturity date and average interest rate (in thousands, except interest rates):

	Maturity Date
	Year Ending December 31,

	2003	2004

Debt securities:
State and political subdivisions	$28,235	$16,422
Corporate bonds	8,185	3,094

	36,420	19,516
Interest receivable	627	334

Total debt securities	$37,047	$19,850

Interest rate on debt securities	2.04%	1.95%

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

5.	Property and Equipment

Property and equipment consists of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Computer software and equipment	$1,897	$5,120
Office furniture, fixtures and equipment	1,855	4,399
Leasehold improvements	678	1,546

	4,430	11,065
Less accumulated depreciation and amortization	(2,923)	(6,860)

	$1,507	$4,205

Depreciation and amortization expense from continuing operations related to property and equipment was approximately $755,000, $761,000 and $729,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

6.	Goodwill and Other Intangibles

Goodwill and other intangibles consists of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Goodwill	$8,063	$8,220
Less accumulated amortization	(1,246)	(1,876)

Goodwill, net	$6,817	$6,344

Other Intangibles:
License	$1,754	$—
Purchased software	607	—

Total other intangibles	$2,361	$—

Due to the adoption of SFAS No. 142, there was no goodwill amortization for the year ended December 31, 2002. Amortization expense from continuing operations related to goodwill was approximately $786,000 and $724,000 for the years ended December 31, 2001 and 2000, respectively. There was no accumulated amortization on the license and purchased software as these amounts were recorded at year end.

The estimated aggregate amortization expense for other intangibles is approximately $414,000 per year for fiscal years ended December 31, 2003 through December 31, 2007.

Goodwill associated with discontinued operations was approximately $700,000 and with an accumulated amortization balance of approximately $630,000. The Company increased goodwill by approximately $543,000 resulting from the investment in ITI in March 2002. During 2001, the Company paid final consideration for the Performance Group and Services Group acquisitions of $1,763,000 and $930,000, respectively, which was allocated to goodwill.

Principally as a result of the impact of the terrorist acts that occurred on September 11, 2001, the response by the United States since October 7, 2001, and the resulting negative impact these events have had on domestic and international air travel, and the travel industry in general, the Company reviewed the carrying value of long-lived assets associated with certain of its acquisitions. The Company recorded a non-cash charge of $12.8 million in the fourth quarter of 2001, which represented the impairment of such long-lived assets in the Corporate and Other

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

business segment; goodwill and other related intangible assets. This charge was based on the amount by which the book value exceeded the current estimated fair market value of the goodwill. The current estimated fair market value was determined primarily using the anticipated cash flows of the operations of the related acquired companies.

7.	Income Taxes

The income tax provision (benefit) included in the Consolidated Statements of Income is as follows (in thousands):

	December 31,

	2002	2001	2000

Current:
Federal	$(2,395)	$10,722	$9,441
State	(280)	581	622

Total current	(2,675)	11,303	10,063
Deferred	2,086	(7,266)	(518)

Total income tax provision (benefit)	$(589)	$4,037	$9,545

The income tax provision (benefit) applicable to continuing operations and discontinued operations is as follows (in thousands):

	December 31,

	2002	2001	2000

Provision for continuing operations:
Current	$(1,977)	$3,726	$3,319
Deferred	2,091	(5,322)	147

Total provision for continuing operations	114	(1,596)	3,466

Provision for discontinued operations:
Current	(698)	7,577	6,743
Deferred	(5)	(1,944)	(664)

Total provision for discontinued operations	(703)	5,633	6,079

Total income tax provision (benefit)	$(589)	$4,037	$9,545

The reconciliation of U.S. statutory federal income tax expense to income tax provision (benefit) on income (loss) from continuing operations is as follows (in thousands):

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Provision at the federal statutory rate	$1,007	35.0%	$(1,587)	35.0%	$3,466	35.0%
Nondeductible goodwill amortization	—	0.0	151	(3.3)	146	1.5
Write-down of intangible assets	—	0.0	717	(15.8)	—	—
State income tax, net of federal benefit	(512)	(17.8)	170	(3.7)	157	1.6
Tax exempt interest	(556)	(19.3)	(991)	21.9	(821)	(8.3)
Other	175	6.1	(56)	1.2	518	5.2

	$114	4.0%	$(1,596)	35.3%	$3,466	35.0%

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	2002	2001

Deferred tax assets:
Accrued vacation and compensation	$103	$156
Unrealized loss on foreign currency exchange contracts	591	861
Amortization of intangible assets	4,064	8,188
Allowance for billing reserve	184	108
Other	169	123

Total deferred tax assets	5,111	9,436
Deferred tax liabilities:
Depreciation	—	(165)

Net deferred tax assets	$5,111	$9,271

The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. There is no valuation allowance provided against the deferred tax assets as the Company believes it is more likely than not that these assets will be realized.

At December 31, 2002, the Company has a federal net operating loss (NOL) carryforward of approximately $126,000 which expires in 2011. The federal NOL is subject to an annual limitation under the provisions of IRC Section 382.

8.	Commitments and Contingencies

The Company leases office facilities and office equipment under non-cancelable operating leases. The Company’s obligations under non-cancellable lease commitments end in 2005 and are as follows (in thousands):

Year Ending December 31,:
2003	$939
2004	850
2005	403

$2,192

Total rent expense from continuing operations for the years ended December 31, 2002, 2001 and 2000 was approximately $1,024,000, $1,149,000 and $1,128,000, respectively.

The Company entered into agreements to sublease office facilities in Newport Beach, California and Boston, Massachusetts. Sublease rental income from continuing operations for the years ended December 31, 2002, 2001 and 2000 was approximately $187,000, $353,000 and $366,000, respectively. Future minimum rental income under the non-cancelable subleases is approximately $53,000 for the year ended December 31, 2003.

The Company is subject to claims, suits and complaints, which have arisen in the ordinary course of business. In the opinion of management and its legal counsel, all matters are adequately covered by insurance or, if not covered, are without merit or are of such a nature, or involve such amounts as would not have a material effect on the financial position, cash flows or results of operations of the Company.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

9.	Stock Plans

The Company adopted the 1995 Equity Participation Plan (the “Plan”) during 1995 and amended and restated the Plan in 2002, 1999 and 1998. The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, key employees and consultants of the Company. The maximum number of shares which may be awarded under the Plan is 2,200,000 shares. Awards cannot exceed 100,000 shares to any individual in a calendar year.

Under the terms of the Plan, options to purchase shares of the Company’s common stock are granted at a price set by the Compensation Committee of the Board of Directors, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards. Vested options may be exercised for a period up to 10 years from the grant date.

In conjunction with the spin-off of AGI on February 28, 2002, the number of shares and exercise price of outstanding stock options were adjusted. As a result of this adjustment, each option has the same ratio of exercise price per share to market value per share and the same economic value. In order for the economic value to remain constant, the aggregate difference between market value and exercise price immediately prior to and immediately after the spin-off had to be the same. No new measurement date occurred upon modification of the stock options.

As discussed in Note 1, the Company follows APB Opinion No. 25 whereby no compensation cost is recognized for the option plans where vesting provisions are based only on the passage of time. Under the provisions of SFAS No. 123, as disclosed in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:

	2002	2001	2000

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	61%	56%	56%
Risk free interest rates	4.0%	5.8%	6.4%
Expected option lives	4.5 years	4.7 years	6.0 years

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Stock option transactions are summarized as follows:

	Number of	Weighted-Average
	Shares	Exercise Price

Balance, December 31, 1999	785,987	$14.61
Granted	384,375	13.38
Forfeited	(87,362)	15.75
Exercised	(18,613)	10.83

Balance, December 31, 2000	1,064,387	14.12
Granted	233,850	21.54
Forfeited	(145,097)	13.86
Exercised	(155,779)	12.41

Balance, December 31, 2001	997,361	16.40
Granted	113,784	8.12
Spin-off conversion adjustment	623,665	N/A
Cancelled upon spin-off	(381,839)	13.97
Forfeited	(56,230)	10.17
Exercised	(97,389)	6.16

Balance, December 31, 2002	1,199,352	$7.40

Options exercisable at:
December 31, 2000	364,068	$13.89
December 31, 2001	997,361	16.40
December 31, 2002	699,840	7.36

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2002:

		Wtd. Avg.			Wtd. Avg.
	Number	Remaining	Wtd. Avg.	Number	Exercise Price
Range of	Outstanding	Contractual	Exercise	Exercisable	of Exercisable
Exercise Price	as of 12/31/02	Life	Price	as of 12/31/02	Options

$2.93-$4.41	170,331	4.4	$3.99	149,217	$3.94
$4.42-$6.61	341,662	6.9	5.51	188,375	5.55
$6.62-$9.91	504,475	7.0	8.34	208,219	8.31
$9.92-$14.64	182,884	6.0	11.42	154,029	11.62

	1,199,352	6.5	$7.40	699,840	$7.36

The weighted-average fair value of options granted during 2002, 2001 and 2000 was $3.35, $11.49 and $7.77, per share, respectively.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

In addition to the stock options above, restricted stock awards were granted during 2000 to five Company officers and directors aggregating 110,000 shares, at a weighted average price of $14.31. These awards were to fully vest within the period from May 2003 to December 2004, provided the grantees are employees, officers, or directors of the Company at that time. During December 2001, the vesting of these restricted stock awards was accelerated at the direction of the Board of Directors resulting in a new measurement date. The Company incurred compensation expense of approximately $1,305,000 and $150,000, net of income taxes, related to these stock grants during 2001 and 2000, respectively.

10.	Employee Benefit Plan

Effective January 1, 1993, the Company established a noncontributory profit sharing plan that covers substantially all employees. During 1996, the assets of the plan were transferred into a new 401(k) Profit-Sharing Plan (the “401(k) Plan”). In connection with the spin-off in February 2002, AGI established a separate 401(k) Profit Sharing Plan for the employees of AGI. All of the assets associated with the employees of AGI were transferred from the plan to AGI’s new Plan. The transfer was completed on June 30, 2002 and represented 88 participants and approximately $1,385,000 of Plan assets.

Employees are eligible to participate in the 401(k) Plan upon six months of service and 21 years of age. Employees may contribute up to 15% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 2002, 2001 and 2000, the Company contributed approximately $40,000, $82,000 and $86,000, respectively, to the 401(k) Plan.

11.	Common Stock Repurchase Plan

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing and as of December 31, 2002, the Company has repurchased 653,500 shares for approximately $7.8 million. During the year ended December 31, 2002, 38,000 shares for approximately $305,000 were repurchased.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

12.	Fair Value of Financial Instruments

The estimated fair values of the financial instruments as of December 31, 2002 and 2001 are as follows (in thousands):

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$46,910	$46,910	$28,021	$28,021
Derivatives	—	—	(503)	(503)
Available-for-sale securities	59,822	59,822	107,303	107,303
Other investments	413	413	323	323
Financial liabilities:
Notes payable	—	—	200	200

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

Cash and Cash Equivalents - The carrying value of cash and cash equivalents approximates fair value due to the liquid nature of the cash investments.

Derivatives - The fair value of the Company’s investments in foreign currency forward contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year end. As of December 31, 2002, the Company did not hold any derivative financial instruments.

Available-for-Sale Securities - The fair value of the Company’s investment in debt and marketable equity securities is based on quoted market prices.

Other Investments - The fair value of other investments is not readily determinable.

Notes Payable - The fair value of the notes payable is based on the discounted value of contractual cash flows of the notes. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities. As of December 31, 2002, the Company did not have any outstanding note payable obligations.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

13.	Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	2002	2001	2000

Numerator:
Net income for basic and diluted earnings per share	$1,566	$7,498	$17,726

Denominator:
Weighted-average shares outstanding — basic	9,854	9,642	9,542
Effect of dilutive common stock options	308	208	98
Effect of dilutive unvested restricted common stock	—	110	42

Weighted-average shares outstanding — diluted	10,162	9,960	9,682

At December 31, 2002, 2001 and 2000 there were approximately 144,000, 367,000 and 173,000 stock options outstanding, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

14.	Business Segments

The Company operated the Performance Group and Services Group segments during 2002, 2001 and 2000. The Technology Group segment was added in December 2002. On February 28, 2002, the Company spun-off the Education Group and recorded the effect of the transaction as a disposition of discontinued operations. Corporate and Other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Performance, Services and Technology Groups. Selected financial information related to these segments is as follows (in thousands):

	Performance	Services	Technology		Corporate	Discontinued
	Group	Group	Group		and Other	Operations	Total

2002:
Revenues	$9,224	$5,471	$	—	$—	$—	$14,695
Depreciation and amortization expense	422	301		—	32	—	755
Operating income (loss)	1,545	496		(88)	(1,615)	—	338
Interest and dividend income	145	19		—	1,890	—	2,054
Income tax expense (benefit)	816	263		(36)	(929)	(703)	(589)
Equity in net income and management fees received from investments accounted for by the equity method	410	—		—	—	—	410
Capital expenditures of property, equipment, and intangible assets	637	171		717	66	—	1,591
Total assets	13,992	2,857		784	110,526	—	128,159
2001:
Revenues	$10,334	$6,707	$	—	$—	$—	$17,041
Depreciation and amortization expense	463	291		—	793	—	1,547
Operating income (loss) prior to impairment of long-lived assets	510	216		—	(4,760)	—	(4,034)
Impairment of long-lived assets	—	—		—	12,803	—	12,803
Operating income (loss)	510	216		—	(17,563)	—	(16,837)
Interest and dividend income	374	24		—	3,189	—	3,587
Income tax expense (benefit)	290	129		—	(2,015)	5,633	4,037
Compensation charge related to the acceleration of vesting of restricted stock	—	—		—	2,072	—	2,072
Gain on sale of investment	—	—		—	8,306	—	8,306
Capital expenditures of property, equipment, and intangible assets	716	2,233		—	7	882	3,838
Total assets	13,230	2,456		—	105,862	43,756	165,304
2000:
Revenues	$10,728	$7,433	$	—	$250	$—	$18,411
Depreciation and amortization expense	497	224		—	733	—	1,454
Operating income (loss)	1,207	387		—	(2,552)	—	(958)
Interest and dividend income	174	5		—	2,488	—	2,667
Income tax expense	380	43		—	3,043	6,079	9,545
Gain on sale of investment	—	—		—	5,134	—	5,134
Capital expenditures of property, equipment, and intangible assets	202	363		—	956	991	2,512
Total assets	13,963	2,416		—	77,212	74,799	168,390

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

15. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2002 and 2001 is as follows (in thousands, except per share data):

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,

2002
Revenues	$3,846	$4,022	$2,656	$4,172
Income from continuing operations	576	958	171	1,058
Loss from discontinued operations	(1,127)	(70)	—	—
Net income (loss)	(551)	888	171	1,058
Earnings (loss) per share — basic
Continuing operations	0.06	0.10	0.02	0.11
Discontinued operations	(0.12)	(0.01)	—	—
Net income (loss)	(0.06)	0.09	0.02	0.11
Earnings (loss) per share — diluted
Continuing operations	0.06	0.10	0.02	0.11
Discontinued operations	(0.11)	(0.01)	—	—
Net income (loss)	(0.05)	0.09	0.02	0.11

Gross program receipts totaled $11.6 million, $12.6 million, $9.7 million and $13.1 million for the quarters ended March 31, June 30, September 30 and December 31, 2002, respectively.

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,

2001
Revenues	$6,131	$4,071	$3,211	$3,628
Income (loss) from continuing operations	1,448	5,603	(296)	(9,694)
Income (loss) from discontinued operations	(1,466)	10,436	8,542	(7,075)
Net income (loss)	(18)	16,039	8,246	(16,769)
Earnings (loss) per share — basic
Continuing operations	0.15	0.58	(0.03)	(1.00)
Discontinued operations	(0.15)	1.09	0.88	(0.72)
Net income (loss)	0.00	1.67	0.85	(1.72)
Earnings (loss) per share — diluted
Continuing operations	0.15	0.56	(0.03)	(1.00)
Discontinued operations	(0.15)	1.05	0.85	(0.72)
Net income (loss)	0.00	1.61	0.82	(1.72)

Gross program receipts from continuing operations totaled $22.8 million, $13.6 million, $9.7 million and $13.8 million for the quarters ended March 31, June 30, September 30, and December 31, 2001, respectively. As originally reported including discontinued operations, gross program receipts totaled $27.8 million, $72.3 million, $58.2 million and $17.9 million and revenues totaled $8.1 million, $24.6 million, $22.5 million and $5.3 million for the quarters ended March 31, June 30, September 30 and December 31, 2001, respectively.

Ambassadors International, Inc

Schedule II — Consolidated Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2001 and 2000

	Balance at		Deductions,	Balance at
	Beginning		Recoveries	End of
	of Year	Additions	and Write-Offs	Year

December 31, 2002:
Allowance for doubtful accounts receivable	$15,627	$57,077	$—	$72,704
December 31, 2001:
Allowance for doubtful accounts receivable	$31,586	$—	$(15,959)	$15,627
December 31, 2000:
Allowance for doubtful accounts receivable	$135,744	$—	$(104,158)	$31,586

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)

Date: March 28, 2003	By:	/s/ John A. Ueberroth

John A. Ueberroth, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Ueberroth John A. Ueberroth	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ Peter V. Ueberroth Peter V. Ueberroth	Chairman of the Board of Directors	March 28, 2003

/s/ Timothy T. Fogarty Timothy T. Fogarty	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ Brigitte M. Bren	Director	March 28, 2003

Brigitte M. Bren

/s/ James L. Easton	Director	March 28, 2003

James L. Easton

/s/ Rafer L. Johnson	Director	March 28, 2003

Rafer L. Johnson

/s/ John C. Spence	Director	March 28, 2003

John C. Spence

/s/ Joseph J. Ueberroth	Director	March 28, 2003

Joseph J. Ueberroth

/s/ Richard D.C. Whilden	Director	March 28, 2003

Richard D.C. Whilden

Certifications

     I, John A. Ueberroth, certify that:

1.	I have reviewed this annual report on Form 10-K of Ambassadors International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003.

/s/ John A. Ueberroth

John A. Ueberroth
Chief Executive Officer

I, Timothy T. Fogarty, certify that:

1.	I have reviewed this annual report on Form 10-K of Ambassadors International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003.

/s/ Timothy T. Fogarty

Timothy T. Fogarty
Chief Financial Officer

Exhibit
Index

2.1	Form of Reincorporation Agreement (l)
2.2	Rescission Agreement (l)
2.3	Stock Purchase Agreement (l)
2.4	Redemption Agreement (l)
3.1	Certificate of Incorporation of Ambassadors International, Inc. (1)
3.2	By-Laws of Ambassadors International, Inc. (l)
4.1	Specimen Stock Certificate (l)
10.1	People to People Contract — Student Ambassador Program (l)
10.2	People to People Contract — Citizen Ambassador Program (l)
10.3	Form of Equity Participation Plan of Ambassadors International, Inc. (1)
10.4	Form of Registration Rights Agreement among the Company, John and Peter Ueberroth, and certain other stockholders (l)
10.5	Form of Indemnification Agreement for officers and directors (1)
10.6	Commercial Lease dated December 21, 1992 between Portolese and Sample Investments and International Ambassador Programs, Inc. (1)
10.7	First Amendment to Commercial Lease dated January 3, 1995 between Portolese and Sample Investments and International Ambassador Programs, Inc. (l)
10.8	Form of Employment Agreement with Executive Officers (l)
10.9	Form of Note between the Company and the Ueberroths relating to the Distribution (l)
10.10	General Contract between People to People and M.L. Bright Associates dated July 1, 1995 and Assignment documents to the Company dated February 6, 1996 (2)
10.11	Agreement and Plan of Merger, effective as of December 11, 1996 by and among Ambassadors International, Inc., a Delaware corporation, Ambassadors Performance Improvement, Inc., a Delaware corporation and wholly owned subsidiary of Ambassadors, Bitterman & Associates, Inc., a Minnesota corporation, and Michael H. Bitterman (3)

10.12	Asset Purchase Agreement dated as of February 5, 1998 by and among the company, Ambassador Performance Group, Inc., Rogal America, Co. and Andrew Rogal (4)
10.13	Lease dated December 20, 1996 between Rogal America, Inc. and Ark-Les Corp. (5)
10.14	Industrial Lease dated 1998 between the Company and the Irvine Company (5)
10.15	The Amended and Restated 1995 Equity Participation Plan of Ambassadors International, Inc. (6)
10.16	The Atlanta Merchandise Mart Lease Agreement dated April 17, 1998 by and between AMC, Inc. and Destination, Inc. (6)
10.17	Agreement and Plan of Merger, dated May 22, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Incentive Associates, Inc., Wayne Wright and Russ Medevic (7)
10.18	Asset Purchase Agreement, dated July 17, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Destination, Inc. and Gregory S. Cunningham (8)
10.19	Lease dated July 24, 1998 by and between the Joseph Pell and Eda Pell Revocable Trust dated August 19, 1989 and Ambassador Performance Group, Inc.(9)
10.20	The Amended and Restated 1995 Equity Participation Plan of Ambassador International, Inc., as amended by the Company’s Shareholders at the 1999 Annual Meeting of Shareholders held on May 14, 1999 (10)
10.21	Amendment to General Contracts dated January 22, 2000 by and among People to People International, Ambassadors International Inc., and Ambassadors Programs, Inc. (11)
21.1	Subsidiaries of Ambassadors International, Inc. (12)
23.1	Consent of Independent Auditors, Ernst & Young LLP (12)
23.2	Consent of PricewaterhouseCoopers LLP (12)
99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (12)

(1)	Filed as an exhibit of the same number to the Company’s Registration Statement on Form S-1 (Registration No. 33-93586), and incorporated herein by reference.

(2)	Filed as an exhibit of the same number to the Company’s Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.

(3)	Filed as Exhibit 2.5 to a Current Report on Form 8-K dated January 3, 1997, and incorporated herein by reference.

(4)	Filed as Exhibit 2.6 to a Current Report Form 8-K dated February 12, 1998 (as amended on Form 8-K/A dated April 2, 1998), and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998, and incorporated herein by reference.

(7)	Filed as Exhibit 2.5 to a Current Report on Form 8-K, which was filed on June 5, 1998, and incorporated herein by reference.

(8)	Filed as Exhibit 2.6 to a Current Report on Form 8-K, which was filed on August 3, 1998, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(10)	Filed as Exhibit 4.1 to the Company’s Registration statement on Form S-8 (Registration No. 333-81023) and incorporated herein by this reference.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

(12)	Filed herewith.