Form 10-Q
period 2003-03-31
AMBASSADORS INTERNATIONAL INC
filed 2003-05-13
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No ☒

     Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common shares outstanding as of May 2, 2003: 9,879,351

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements

Ambassadors International, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$58,001	$46,910
Available-for-sale securities	46,609	59,822
Accounts receivable, net of allowance of $77 and $73 in 2003 and 2002, respectively	3,092	2,550
Deferred income taxes	1,128	965
Prepaid program costs and other current assets	3,887	2,605

Total current assets	112,717	112,852
Property and equipment, net	1,331	1,507
Goodwill	6,817	6,817
Other intangibles	2,257	2,361
Deferred income taxes	4,146	4,146
Other assets	554	476

Total assets	$127,822	$128,159

Liabilities:
Current liabilities:
Accounts payable	$1,406	$3,395
Accrued expenses	2,944	3,759
Participants’ deposits and deferred revenue	8,754	5,989

Total liabilities	13,104	13,143
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,874,480 and 9,916,614 shares issued and outstanding, in 2003 and 2002, respectively	99	99
Additional paid-in capital	88,518	88,940
Retained earnings	26,804	26,416
Accumulated other comprehensive loss	(703)	(439)

Total stockholders’ equity	114,718	115,016

Total liabilities and stockholders’ equity	$127,822	$128,159

See Notes to Condensed Consolidated Financial Statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

	(unaudited)
Revenue:
Travel and incentive related	$3,414	$3,846
Software and technology related	591	—
License fees from equity investee	240	—

	4,245	3,846

Cost and operating expenses:
Cost of software and technology related revenue	339	—
Selling and tour promotion	1,112	961
General and administrative	2,879	2,835

	4,330	3,796

Operating income (loss)	(85)	50

Other income:
Interest and dividend income	394	600
Other, net	144	32

	538	632

Income from continuing operations before income taxes	453	682
Provision for income taxes	65	106

Income from continuing operations	388	576
Loss from discontinued operations, net of income tax benefit of $662	—	(1,127)

Net income (loss)	$388	$(551)

Earnings (loss) per share — basic:
Continuing operations	$0.04	$0.06
Discontinued operations	—	(0.12)

Net income (loss)	$0.04	$(0.06)

Weighted-average common shares outstanding — basic	9,860	9,828

Earnings (loss) per share — diluted:
Continuing operations	$0.04	$0.06
Discontinued operations	—	(0.11)

Net income (loss)	$0.04	$(0.05)

Weighted-average common shares outstanding — diluted	10,048	10,401

See Notes to Condensed Consolidated Financial Statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$388	$(551)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	318	303
Earnings from equity investment	(118)	—
Deferred income taxes	—	(449)
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(542)	546
Prepaid program costs and other current assets	(1,282)	(1,157)
Accounts payable and accrued expenses	(1,025)	(1,572)
Participants’ deposits and deferred revenue	2,765	408
Other intangibles and other assets	40	3

Net cash provided by (used in) operating activities	544	(2,469)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	21,164	36,487
Purchase of available-for-sale securities	(8,378)	(34,312)
Purchase of other investments	(1,754)	(868)
Cash paid for acquisitions of subsidiaries	(45)	—
Purchase of property and equipment	(18)	(105)

Net cash provided by investing activities	10,969	1,202

Cash flows from financing activities:
Proceeds from exercise of stock options	411	129
Purchase and retirement of common stock	(833)	(80)
Distribution resulting from spin-off of subsidiary	—	(5,299)

Net cash used in financing activities	(422)	(5,250)

Net increase (decrease) in cash and cash equivalents	11,091	(6,517)
Cash and cash equivalents, beginning of period	46,910	28,021

Cash and cash equivalents, end of period	$58,001	$21,504

See Notes to Condensed Consolidated Financial Statements.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Description of the Company and Basis of Presentation

The Company

Ambassadors International, Inc. (the “Company”) is a travel services and performance improvement company. The Company’s operations are classified in the following segments:

•	Ambassadors Performance Group - Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services.

•	Ambassadors Services Group - Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows.

•	Ambassadors Technology Group - Develops, markets and distributes event portfolio management technology solutions for corporations and large associations.

The Company was founded in 1967 and was reincorporated in Delaware in 1995. Ambassadors Group, Inc. (“AGI”) represented the entire operations of the Company until 1996 when the Performance Group commenced operations. The Services Group commenced operations in 1998 and the Technology Group commenced operations in 2002.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Ambassadors International, Inc. and its subsidiaries as of March 31, 2003, the consolidated results of operations and cash flows for the three months ended March 31, 2003 and 2002. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

As more fully described in Note 3, on January 25, 2002, the Company’s Board of Directors approved a spin-off distribution that separated the Company into two publicly traded entities. The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2002 include the effects of discontinued operations on a consolidated basis, without separate identification and classification of discontinued operations.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements

Accounting for Stock Options

The Company accounts for its stock-based compensation in accordance with Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss), as reported	$388	$(551)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(112)	(329)

Net income (loss), as adjusted	$276	$(880)

Earnings (loss) per share — basic
As reported	$0.04	$(0.06)
As adjusted	0.03	(0.09)
Earnings (loss) per share — diluted
As reported	$0.04	$(0.05)
As adjusted	0.03	(0.08)

The calculation of diluted weighted average common shares outstanding is based on income from continuing operations. The net loss for the three months ended March 31, 2002 includes the effects of the discontinued operation.

2.	Business Acquisitions

In December 2002, the Technology Group acquired certain of the assets and business of Bluedot Virtual Event Organization, Inc. (“Bluedot Software”) out of Chapter 11 bankruptcy. The purchase price consisted of debtor-in possession financing and other costs of $308,000, the assumption of liabilities and future contingent payments by the Technology Group to the sellers covering the twenty-four months following the closing date. The Company allocated the excess purchase price to an intangible asset, purchased software, of $607,000. The amortization period for this intangible asset is five years. As of March 31, 2003, the Company provided an additional investment of approximately $20,000 which was allocated to purchased software and reduced the asset for amortization of approximately $66,000. During the first twelve months following the closing, the Technology Group shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $25,000 per quarter as the First Year Minimum Payments. During the second year following the closing, the Technology Group shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $15,000 per quarter as the Second Year Minimum Payments. As of March 31, 2003, the Technology Group paid $25,000 for the first quarter contingent payment.

In March 2002, the Performance Group acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). The terms of the purchase agreement call for contingent payments by the Performance Group through 2005 based upon actual income before income taxes multiplied by the Performance Group’s 49% ownership interest calculated based on a predefined multiplier. Total payments related to

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements

fiscal 2002 was $2.3 million of which approximately $1.8 million was paid by March 31, 2003 and was allocated to intangible assets (license). The remaining purchase price of $0.5 million was allocated to goodwill. License fees of approximately $240,000 were earned from ITI during the quarter ended March 31, 2003 and are included in the operations of the Performance Group. The Company also recorded its proportional share of the earnings and management fees from ITI of approximately $185,000 for the quarter ended March 31, 2003.

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

The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the dividend. The spin-off impacted the Company’s balance sheet on February 28, 2002 by reducing total assets, liabilities, and stockholders’ equity by $34.8 million, $21.0 million and $13.8 million, respectively. The effect of the spin-off on the Company’s income statement for the three months ended March 31, 2002 is reflected as discontinued operations.

The revenues and loss from discontinued operations before income taxes are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenue	$—	$518
Loss from discontinued operations before income tax benefit	—	(1,789)

4.	Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss)	$388	$(551)
Change in unrealized gain (loss) on marketable equity securities, net of income tax expense (benefit) of ($163) and $291	(264)	498
Change in unrealized gain on foreign currency exchange contracts, net of income tax expense of $0 and $163	—	340

	$124	$287

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements

5.	Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Numerator:
Net income (loss) for basic and diluted earnings per share	$388	$(551)

Denominator:
Weighted-average shares outstanding — basic	9,860	9,828
Effect of dilutive common stock options	188	573

Weighted-average shares outstanding — diluted	10,048	10,401

At March 31, 2003 and 2002 there were approximately 363,000 and 100 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

6.	Business Segments

The Company operated the Performance Group and Services Group segments during the three months ended March 31, 2003 and 2002. The Technology Group segment was added in December 2002. On February 28, 2002, the Company spun-off the Education Group and recorded the effect of the transaction as a disposition of discontinued operations. Corporate and Other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Performance Group, Services Group and Technology Group. Selected financial information related to these segments for the three month period ended March 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Performance Group	$2,350	$2,054
Services Group	1,304	1,792
Technology Group	591	—
Corporate and Other	—	—

Total revenue	$4,245	$3,846

Operating income (loss):
Performance Group	$242	$112
Services Group	257	426
Technology Group	(141)	—
Corporate and Other	(443)	(488)

Total operating income (loss)	$(85)	$50

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements

7.	Recent Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this statement on January 1, 2003. Application of this statement is not expected to have a significant effect on the Company’s consolidated results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Quarterly Report on Form 10-Q of Ambassadors International, Inc. (“the Company”) which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “will continue to be,” “will be,” “continue to,” “expect to,” “anticipates that,” “believes that,” “to be,” or “can impact.” Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. A more complete discussion of these risks and uncertainties, as well as other factors, may be identified from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, or in the Company’s press releases.

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

Revenue Recognition

Revenue from hotel reservation, registration and related travel services are recognized when the convention commences. Revenue from the sale of merchandise is recognized when the merchandise is shipped. Revenue from pre-paid certificate-based merchandise incentive programs is deferred until the Company’s obligations are fulfilled.

Software and technology related revenue is derived from a combination of license and maintenance fees and services provided with its enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from development contracts that require significant production, modification or customization of software is recognized using the percentage-of-completion method based on contract costs incurred to date compared with total estimated contract costs in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles.” Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests. The Company uses a discounted cash flow model to estimate the fair market value of each of its subsidiaries when performing its impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, future capital expenditure requirements and appropriate discount rates. The Company determined that as of March 31, 2003 there was no indication of impairment.

Deferred Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

COMPARISON OF RESULTS FROM CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002:

Revenue

Total revenue for the three months ended March 31, 2003 was $4.2 million compared to $3.8 million for the three months ended March 31, 2002. Travel and incentive related revenue decreased by $0.4 million due to a decrease in business volume from the Performance Group and the Services Group. This decrease was partially offset within the Performance Group by licensing revenue from an equity investee of $0.2 million and net program revenue generated from an acquisition in the fourth quarter of 2002. The volume of business was negatively impacted by the general decline in the travel industry. The Technology Group acquisition in the fourth quarter of 2002 contributed the software and technology related revenue of $0.6 million.

Cost of Software and Technology Related Sales

The three months ended March 31, 2003 included cost of software and technology related sales from the Technology Group of $0.3 million. As the Technology Group acquisition was completed during the fourth quarter of 2002, the Company had no cost of software and technology related sales for the first quarter of 2002.

Selling and Tour Promotion Expenses

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expense increased $0.2 million in 2003 due to the addition of personnel expenses from the business acquisitions which occurred after the first quarter of 2002, which were offset by lower personnel expenses in the comparable prior year business operations of the Performance Group and Services Group. The addition of the selling and tour promotion expenses from the business acquisitions which occurred after the first quarter of 2002 also contributed to the increase in the expense caption.

General and Administrative Expenses

General and administrative expenses increased $44,000 in 2003 due to the addition of personnel expenses from the business acquisitions which occurred after the first quarter of 2002, which were offset by the Company’s overall efforts to control expenses. The increase in personnel expenses of the two consolidated business acquisitions were partially offset by lower personnel expenses in the comparable prior year business operations of the Performance Group and Services Group. Furthermore, the Company decreased travel and entertainment expenses and promotional and marketing expenses due to overall cost reduction efforts.

Operating Income (Loss)

The Company incurred an operating loss of $85,000 for the quarter ended March 31, 2003 compared to operating income of $50,000 in the comparable quarter of 2002, a decrease of $135,000. The decrease is the result of changes as described above.

Other Income

Other income for the three months ended March 31, 2003 was $0.5 million compared to $0.6 million for the three months ended March 31, 2002, a decrease of $0.1 million. Investment income for the three months ended March 31, 2003 decreased by $0.2 million due to lower yields on short-term investments. The decrease in investment income was partially offset by $0.1 million of income and service fees earned on equity investments.

Income Taxes

The Company recorded income tax expense of $65,000 for the first quarter of 2003 in comparison to $106,000 for the comparable quarter of 2002, a decrease of $41,000. The effective tax rate for the quarter ended March 31, 2003 was 14.3% compared to 15.5% for the quarter ended March 31, 2002. The decrease in the effective tax rate is due to an increase in tax-exempt interest income to approximately 92% of the Company’s investment income for the quarter ended March 31, 2003 from 70% for the quarter ended March 31, 2002. The increase in tax-exempt interest income was partially offset by the revaluation of the state deferred tax assets to a higher rate as of December 31, 2002.

Income from Continuing Operations

Income from continuing operations decreased to $0.4 million in the quarter ended March 31, 2003 from $0.6 million in the comparable quarter of 2002, a decrease of $0.2 million. The decrease is the result of changes as described above.

Liquidity and Capital Resources

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by (used in) operations for the three months ended March 31, 2003 and 2002 was approximately $0.5 million and ($2.5) million, respectively, an increase $3.0 million. The increase in operating cash flows primarily relates to the increase in net income partially offset by the timing differences in the collection of current assets and payment of current liabilities.

Net cash provided by investing activities for the three months ended March 31, 2003 and 2002 was approximately $11.0 million and $1.2 million, respectively, an increase of $9.8 million. The increase in cash flows from investing activities relates to the timing difference in reinvesting matured securities partially offset by contingent payments made on prior year acquisitions.

Net cash used in financing activities for the three months ended March 31, 2003 and 2002 was ($0.4) million and ($5.3) million, respectively. Current period activity consisted of the purchase and retirement of common stock partially offset by the proceeds received from the exercise of employee stock options. Cash used from financing activities for the period ended March 31, 2002 mainly related to the spin-off of AGI that was completed on February 28, 2002 (see Note 3 to Condensed Consolidated Financial Statements).

The Company has entered into various agreements with AGI that provide for the separation of AGI’s business operations from the Company. One of these agreements provides for a credit facility in which the Company has agreed to provide loans to AGI for certain purposes. AGI may borrow up to $20 million at any time with three days written notice to the Company. All monies outstanding, including principal and interest, mature no later than August 31, 2003. All borrowings bear interest at the prime interest rate as reported in the Wall Street Journal one business day after the request for a borrowing is received by the Company. As of March 31, 2003, there were no borrowings under this agreement.

The Company does not have any material capital expenditure commitments for 2003.

The terms of the Company’s acquisitions of certain businesses also included additional contingent consideration to be paid in 2003, which will be a minimum of $75,000. The Company is continuing to pursue further acquisitions of related travel and performance improvement, service and other businesses that may require the use of cash and cash equivalents. No assurance can be given that definitive agreements for any acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing and for the quarter ended March 31, 2003, the Company repurchased 98,000 shares for approximately $833,000. The Company does not believe that any future repurchases will have a significant impact on the Company’s liquidity.

Management believes that cash, cash equivalents, available-for-sale securities and cash flows from operations will be sufficient to meet the Company’s anticipated operating cash needs for at least the next twelve months. However, any projections of future cash flows are subject to substantial uncertainty. Such uncertainty includes the repercussions of war with Iraq, the impact of the SARS epidemic and the Company’s acquisition of or investment in complementary businesses. The Company will also, from time to time, consider the acquisition of or investment in businesses, services and technologies which might affect the Company’s liquidity requirements.

Discontinued Operations

On January 25, 2002, the Company’s Board of Directors approved the spin-off of its wholly owned subsidiary, Ambassadors Group, Inc. (“AGI”), by declaring a special stock dividend to the stockholders of the Company and distributing to them all of the outstanding shares of AGI. The stock dividend was paid to the Company’s stockholders of record as of February 4, 2002, and was distributed to such shareholders after the close of business on February 28, 2002, the date that the spin-off was completed. Each stockholder of the Company received one share of common stock of AGI for each share of common stock owned in the Company. The distribution of AGI’s common stock pursuant to the spin-off is intended to be tax free to the Company and its stockholders. The Company received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of AGI on the Nasdaq National Market began on March 1, 2002, under the symbol “EPAX.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in financial market conditions in the normal course of business due to its use of certain financial instruments. Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and equity prices.

There have been no material changes in the reported market risks or the overall credit risk of the Company’s portfolio since December 31, 2002. See further discussion of these market risks and related financial instruments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

(1)	The Company filed a current report on Form 8-K on April 29, 2003 in connection with the dissemination of an earnings release.*

*	Report containing information that is required to be furnished under Item 12 was instead furnished under Item 9 in accordance with Securities and Exchange Commission Release No. 33-8176. Pursuant to General Instruction B of Form 8-K and SEC Release No. 33-8176, the report submitted under Item 9 is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate by reference this report into a filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)

Date: May 13, 2003	By:	/s/ Timothy T. Fogarty Timothy T. Fogarty Chief Financial Officer

Certifications

I, John A. Ueberroth, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ambassadors International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003.

/s/ Timothy T. Fogarty

Timothy T. Fogarty
Chief Financial Officer

EXHIBIT INDEX

(a)	Exhibits:

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002