Form 10-Q
period 2003-06-30
AMBASSADORS INTERNATIONAL INC
filed 2003-08-08
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number: 0-26420

AMBASSADORS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1688605
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1071 Camelback Street
Newport Beach, CA 92660	92660
(Address of Principal Executive Offices)	(Zip Code)

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

Common shares outstanding as of July 31, 2003: 9,912,130

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

Ambassadors International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$50,399	$46,910
Available-for-sale securities	53,329	59,822
Accounts receivable, net of allowance of $73 in 2003 and 2002	4,916	2,550
Deferred income taxes	902	965
Prepaid program costs and other current assets	2,153	2,605

Total current assets	111,699	112,852
Property and equipment, net	1,228	1,507
Goodwill	6,817	6,817
Other intangibles	2,732	2,361
Deferred income taxes	4,146	4,146
Other assets	572	476

Total assets	$127,194	$128,159

Liabilities:
Current liabilities:
Accounts payable	$2,030	$3,395
Accrued expenses	3,571	3,759
Participants’ deposits and deferred revenue	5,600	5,989

Total liabilities	11,201	13,143
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,907,780 and 9,916,614 shares issued and outstanding, in 2003 and 2002, respectively	99	99
Additional paid-in capital	88,693	88,940
Retained earnings	27,568	26,416
Accumulated other comprehensive loss	(367)	(439)

Total stockholders’ equity	115,993	115,016

Total liabilities and stockholders’ equity	$127,194	$128,159

See Notes to Condensed Consolidated Financial Statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenue:
Travel and incentive related	$3,236	$3,608	$6,650	$7,453
Software and technology related	351	—	942	—
License fees from equity investee	46	414	286	414

	3,633	4,022	7,878	7,867

Cost and operating expenses:
Cost of software and technology related revenue	448	—	787	—
Selling and tour promotion	1,125	1,029	2,237	1,990
General and administrative	2,730	2,559	5,609	5,393

	4,303	3,588	8,633	7,383

Operating income (loss)	(670)	434	(755)	484

Other income:
Realized gain on sale of available-for-sale securities	1,152	—	1,152	—
Interest and dividend income	326	502	720	1,102
Other, net	297	361	441	393

	1,775	863	2,313	1,495

Income from continuing operations before income taxes	1,105	1,297	1,558	1,979
Provision for income taxes	341	339	406	445

Income from continuing operations	764	958	1,152	1,534
Loss from discontinued operations, net of income tax benefit of $41 and $703, respectively	—	(70)	—	(1,197)

Net income	$764	$888	$1,152	$337

Earnings (loss) per share — basic:
Continuing operations	$0.08	$0.10	$0.12	$0.16
Discontinued operations	—	(0.01)	—	(0.12)

Net income	$0.08	$0.09	$0.12	$0.04

Weighted-average common shares outstanding — basic	9,891	9,863	9,875	9,851

Earnings (loss) per share — diluted:
Continuing operations	$0.08	$0.10	$0.11	$0.15
Discontinued operations	—	(0.01)	—	(0.12)

Net income	$0.08	$0.09	$0.11	$0.03

Weighted-average common shares outstanding — diluted	10,129	10,064	10,091	10,268

See Notes to Condensed Consolidated Financial Statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income	$1,152	$337
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	630	494
Gain on sale of available-for-sale securities	(1,152)	—
Undistributed earnings from equity investment	(105)	(70)
Deferred income taxes	—	(449)
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(1,558)	719
Prepaid program costs and other current assets	452	1,215
Accounts payable and accrued expenses	(274)	(3,272)
Participants’ deposits and deferred revenue	(389)	(3,137)
Other intangibles and other assets	9	(166)

Net cash used in operating activities	(1,235)	(4,329)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	31,662	72,228
Purchase of available-for-sale securities	(24,559)	(41,612)
Cash paid for other investments	(1,934)	(412)
Cash paid for acquisitions of subsidiaries	(71)	—
Purchase of property and equipment	(127)	(297)

Net cash provided by investing activities	4,971	29,907

Cash flows from financing activities:
Proceeds from exercise of stock options	586	224
Purchase and retirement of common stock	(833)	(80)
Distribution resulting from spin-off of subsidiary	—	(5,299)

Net cash used in financing activities	(247)	(5,155)

Net increase in cash and cash equivalents	3,489	20,423
Cash and cash equivalents, beginning of period	46,910	28,021

Cash and cash equivalents, end of period	$50,399	$48,444

See Notes to Condensed Consolidated Financial Statements.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Description of the Company and Basis of Presentation

The Company

Ambassadors International, Inc. (the “Company”) is a travel services and performance improvement company. The Company’s operations are classified in the following segments:

•	Ambassadors Performance Group — Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services.

•	Ambassadors Services Group — Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows.

•	Ambassadors Technology Group — Develops, markets and distributes event portfolio management technology solutions for corporations and large associations.

The Company was founded in 1967 and was reincorporated in Delaware in 1995. Ambassadors Group, Inc. (“AGI” or the “Education Group”) represented the entire operations of the Company until 1996 when the Performance Group commenced operations. The Services Group commenced operations in 1998 and the Technology Group commenced operations in 2002.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Ambassadors International, Inc. and its subsidiaries as of June 30, 2003, the consolidated results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to amounts in 2002 to conform with the 2003 presentation.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

As more fully described in Note 5, on January 25, 2002, the Company’s Board of Directors approved a spin-off distribution that separated the Company into two publicly traded entities. The Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2002 include the effects of discontinued operations on a consolidated basis, without separate identification and classification of discontinued operations.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements

Accounting for Stock Options

The Company accounts for its stock-based compensation in accordance with Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$764	$888	$1,152	$337
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(93)	(309)	(205)	(638)

Net income (loss), as adjusted	$671	$579	$947	$(301)

Earnings (loss) per share — basic
As reported	$0.08	$0.09	$0.12	$0.04
As adjusted	0.07	0.06	0.10	(0.03)
Earnings (loss) per share — diluted
As reported	$0.08	$0.09	$0.11	$0.03
As adjusted	0.07	0.06	0.09	(0.03)

2.	Business Acquisitions

In December 2002, the Technology Group acquired certain of the assets and business of Bluedot Virtual Event Organization, Inc. out of Chapter 11 bankruptcy. The purchase price consisted of debtor-in possession financing and other costs of $308,000, the assumption of liabilities and future contingent payments by the Technology Group to the sellers covering the twenty-four months following the closing date. The Company allocated the excess purchase price to an intangible asset, purchased software, of $607,000. The amortization period for this intangible asset is five years. As of June 30, 2003, the Company provided an additional investment of approximately $21,000 which was allocated to purchased software and reduced the asset for amortization of approximately $63,000. During the first twelve months following the closing, the Technology Group shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $25,000 per quarter as the First Year Minimum Payments. During the second year following the closing, the Technology Group shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $15,000 per quarter as the Second Year Minimum Payments. As of June 30, 2003, the Technology Group paid $50,000 for the first and second quarter contingent payments and recorded these payments as an adjustment to the purchase price.

In March 2002, the Performance Group acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). The terms of the purchase agreement call for contingent payments by the Performance Group through 2005 based upon actual income before income taxes multiplied by the Performance Group’s 49% ownership interest calculated based on a predefined multiplier. Total payments related to ITI’s fiscal 2002 results were $2.4 million of which approximately $1.9 million was paid during 2003 and was allocated to intangible assets (license). The remaining purchase price of $0.5 million was paid during 2002 and was allocated to goodwill. As of June 30,

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements

2003, the Performance Group’s obligation related to ITI’s fiscal 2003 results is estimated to be $394,000 which has been allocated to intangible assets (license).

License fees earned from ITI are included in the operations of the Performance Group and represent approximately $46,000 and $286,000 for the three and six months ended June 30, 2003, respectively, and $414,000 for the three and six months ended June 30, 2002. The Company also recorded its proportional share of the earnings and management fees from ITI of approximately $288,000 and $473,000 for the three and six months ended June 30, 2003, respectively, and $167,000 for the three and six months ended June 30, 2002.

3.	Corporate Investment

The Company is in the process of finalizing an agreement to invest in the financial results of a property and casualty insurance program mainly consisting of auto liability and auto physical damage risks as of June 30, 2003. The Company has issued a letter of credit of approximately $1.3 million for its right to participate proportionately in the underwriting profits or losses of the program. The Company believes this investment will lead to additional business opportunities within the Performance Group. The Company is currently evaluating the accounting treatment for this investment based on current accounting standards and recent accounting pronouncements including Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.”

4.	Gain on Sale of Available-for-Sale Securities

In January 1999, the Company purchased a minority interest in a joint venture that owns the capital stock of Scheduled Airlines Traffic Offices, Inc. (“SatoTravel”). In June 2001, the Company sold its ownership stake in SatoTravel to Navigant International, Inc. (“Navigant”) (Nasdaq: FLYR). The Company received approximately $7.2 million in cash and approximately 237,000 shares of common stock of Navigant, and recorded a gain of approximately $8.3 million in other income ($5.5 million net of income taxes). The agreement also provided for an additional payment of cash and stock to be paid to the Company if SatoTravel, as a subsidiary of Navigant, had achieved certain revenue objectives by June 14, 2002. The additional payment was disputed by Navigant and both parties agreed to arbitration to settle the dispute.

In June 2003, the arbitration was settled and the Company received approximately $0.7 million in cash, net of arbitration related expenses, and approximately 36,000 shares of common stock of Navigant. For the quarter ended June 30, 2003, the Company recorded in other income the final component of the gain consideration on the sale of this investment for approximately $1.2 million ($0.7 million net of income taxes).

5.	Discontinued Operations

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

The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the dividend. The spin-off impacted the Company’s balance sheet on February 28, 2002 by reducing total assets, liabilities, and stockholders’ equity by $34.8 million, $21.0 million and $13.8 million, respectively. The

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements

effect of the spin-off on the Company’s income statement for the three and six months ended June 30, 2002 is reflected as discontinued operations.

The revenues and loss from discontinued operations before income taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$—	$—	$—	$518
Loss from discontinued operations before income tax benefit	—	(111)	—	(1,900)

6.	Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$764	$888	$1,152	$337
Change in unrealized gain on marketable equity securities, net of income tax expense of $226, $124, $63 and $415	336	217	72	715
Change in unrealized gain on foreign currency exchange contracts, net of income tax expense of $0, $0, $0 and $163	—	—	—	340

Comprehensive income	$1,100	$1,105	$1,224	$1,392

7.	Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Net income for basic and diluted earnings per share	$764	$888	$1,152	$337

Denominator:
Weighted-average shares outstanding — basic	9,891	9,863	9,875	9,851
Effect of dilutive common stock options	238	201	216	417

Weighted-average shares outstanding — diluted	$10,129	$10,064	$10,091	$10,268

For the three months ended June 30, 2003 and 2002 there were approximately 141,000 and 189,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. For the six months ended June 30, 2003 and 2002 there were approximately 180,000 and zero stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements

8.	Business Segments

The Company operated the Performance Group and Services Group segments during the three and six months ended June 30, 2003 and 2002. The Technology Group segment was added in December 2002. On February 28, 2002, the Company spun-off the Education Group and recorded the effect of the transaction as a disposition of discontinued operations. Corporate and Other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Performance Group, Services Group or Technology Group. Selected financial information related to these segments for the three and six month periods ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Performance Group	$2,130	$2,903	$4,480	$4,956
Services Group	1,152	1,119	2,456	2,911
Technology Group	351	—	942	—
Corporate and Other	—	—	—	—

Total revenue	$3,633	$4,022	$7,878	$7,867

Operating income (loss):
Performance Group	$198	$975	$440	$1,087
Services Group	64	(179)	321	247
Technology Group	(494)	—	(635)	—
Corporate and Other	(438)	(362)	(881)	(850)

Total operating income (loss)	$(670)	$434	$(755)	$484

9.	Recent Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees pre-existing before the implementation of FIN 45 are required to be disclosed in financial statements issued after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities.

The Company is currently evaluating the effects of FIN 45 and FIN 46 with regards to its investment in the financial results of a property and casualty insurance program. Additionally, the Company is currently evaluating the effects of FIN 46 on its other equity investments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Quarterly Report on Form 10-Q of Ambassadors International, Inc. (the “Company”) which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “will continue to be,” “will be,” “continue to,” “expect to,” “anticipates that,” “believes that,” “to be,” or “can impact.” Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. A more complete discussion of these risks and uncertainties, as well as other factors, may be identified from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, or in the Company’s press releases.

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

Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles.” Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests. The Company uses a discounted cash flow model to estimate the fair market value of each of its subsidiaries when performing its impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, future capital expenditure requirements and appropriate discount rates. The Company determined that as of June 30, 2003 there was no indication of impairment.

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

COMPARISON OF RESULTS FROM CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 TO THE THREE MONTHS ENDED JUNE 30, 2002:

Revenue

Total revenue for the three months ended June 30, 2003 was $3.6 million compared to $4.0 million for the three months ended June 30, 2002. As a result of the general decline in the travel industry and overall business volume, the Performance Group experienced a $0.4 million decrease in travel and incentive related revenue and a $0.4 million decrease in license fees from an equity investee during the second quarter of 2003 compared to 2002. The Technology Group acquisition in the fourth quarter of 2002 contributed the software and technology related revenue of $0.4 million.

Cost of Software and Technology Related Sales

The three months ended June 30, 2003 included cost of software and technology related sales from the Technology Group of $0.4 million. As the Technology Group acquisition was completed during the fourth quarter of 2002, the Company had no cost of software and technology related sales for the second quarter of 2002.

Selling and Tour Promotion Expenses

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expense increased $0.1 million in 2003 due to the addition of personnel expenses from the business acquisitions which occurred after the second quarter of 2002, which were offset by lower personnel expenses in the comparable prior year business operations of the Performance Group.

General and Administrative Expenses

General and administrative expenses increased $0.2 million in 2003 due to the addition of operating expenses from the business acquisitions which occurred after the second quarter of 2002 and the addition of amortization of the intangible assets resulting from these business acquisitions. These additional expenses were partially offset by lower personnel expenses in the comparable prior year business operations of the Performance Group and the Services Group and by decreased travel and entertainment expenses and promotional and marketing expenses due to overall cost reduction efforts.

Operating Income (Loss)

The Company incurred an operating loss of $0.7 million for the quarter ended June 30, 2003 compared to operating income of $0.4 million in the comparable quarter of 2002, a decrease of $1.1 million. The decrease is the result of changes as described above.

Other Income

Other income for the three months ended June 30, 2003 was $1.8 million compared to $0.9 million for the three months ended June 30, 2002, an increase of $0.9 million. Other income for the three months ended June 30, 2003 included $1.2 million from the final component of contingent consideration received on the sale of Scheduled Airlines Traffic Offices, Inc. (“SatoTravel”) which occurred in June 2001. This increase was partially offset by a decrease in investment income of $0.2 million due to lower yields on short-term investments and by a $0.1 million decrease in income and service fees earned on equity investments.

Income Taxes

The Company recorded income tax expense of $0.3 million for both the second quarter of 2003 and 2002. The effective tax rate for the quarter ended June 30, 2003 was 30.9% compared to 26.1% for the quarter ended June 30, 2002. The increase in the effective tax rate is due to the final contingent consideration received on the sale of SatoTravel and the revaluation of the state deferred tax assets to a higher rate as of December 31, 2002. These increases were partially offset by an increase in tax-exempt interest income to approximately 96% of the Company’s investment income for the quarter ended June 30, 2003 from 75% for the quarter ended June 30, 2002.

Income from Continuing Operations

Income from continuing operations decreased to $0.8 million in the quarter ended June 30, 2003 from $1.0 million in the comparable quarter of 2002, a decrease of $0.2 million. The decrease is the result of changes as described above.

COMPARISON OF RESULTS FROM CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 TO THE SIX MONTHS ENDED JUNE 30, 2002:

Revenue

Total revenue was $7.9 million for both the six months ended June 30, 2003 and 2002. Travel and incentive related revenue decreased $0.8 million due to a decrease in business volume from the Performance Group and the Services Group. The Performance Group also experienced a decrease in license revenue from an equity investee of $0.1 million. The Technology Group acquisition in the fourth quarter of 2002 contributed the software and technology related revenue of $0.9 million.

Cost of Software and Technology Related Sales

The six months ended June 30, 2003 included cost of software and technology related sales from the Technology Group of $0.8 million. As the Technology Group acquisition was completed during the fourth quarter of 2002, the Company had no cost of software and technology related sales as of the second quarter of 2002.

Selling and Tour Promotion Expenses

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses increased by $0.2 million in 2003 due to the addition of personnel expenses from the business acquisitions which occurred after the second quarter of 2002, which were offset by lower personnel expenses in the comparable prior year business operations of the Performance Group.

General and Administrative Expenses

General and administrative expenses increased $0.2 million in 2003 due to the addition of personnel and other operating expenses from the business acquisitions which occurred after the second quarter of 2002 and the addition of amortization of the intangible assets resulting from these business acquisitions. These additional expenses were partially offset by lower personnel expenses in the comparable prior year business operations of the Performance Group and the Services Group and by decreased travel and entertainment expenses and promotional and marketing expenses due to overall cost reduction efforts.

Operating Income (Loss)

The Company incurred an operating loss of $0.8 million for the six months ended June 30, 2003 compared to operating income of $0.5 million in the comparable period of 2002. The decrease is the result of changes as described above.

Other Income

Other income for the six months ended June 30, 2003 was $2.3 million compared to $1.5 million for the six months ended June 30, 2002, an increase of $0.8 million. Other income for the six months ended June 30, 2003 included $1.2 million from the final component of contingent consideration received on the sale of SatoTravel which occurred in June 2001. This increase was partially offset by a decrease in investment income of $0.4 million due to lower yields on short-term investments and by a slight decrease in income and service fees earned on equity investments.

Income Taxes

The Company recorded income tax expense of $0.4 million for both the six months ended June 30, 2003 and 2002. The effective tax rate for the six months ended June 30, 2003 was 26.1% compared to 22.5% for the six months ended June 30, 2002. The increase in the effective tax rate is due to the final contingent consideration received on the sale of SatoTravel and the revaluation of the state deferred tax assets to a higher rate as of December 31, 2002. These increases were partially offset by an increase in tax-exempt interest income to approximately 94% of the Company’s investment income for the six months ended June 30, 2003 from 78% for the six months ended June 30, 2002.

Income from Continuing Operations

Income from continuing operations decreased to $1.2 million in the six months ended June 30, 2003 from $1.5 million in the comparable period of 2002. The decrease is the result of changes as described above.

Liquidity and Capital Resources

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash used in operating activities for the six months ended June 30, 2003 and 2002 was approximately $1.2 million and $4.3 million, respectively. The reduction in net cash used primarily relates to the increase in net income and timing differences in the collection of current assets and the payment of current liabilities. The reduction was partially offset by the gain recorded on the final contingent consideration on the sale of SatoTravel in which the cash settlement was not received until July 2003.

Net cash provided by investing activities for the six months ended June 30, 2003 and 2002 was approximately $5.0 million and $29.9 million, respectively, a decrease of $24.9 million. The decrease is due to activity during the quarter ended June 30, 2002 in which the Company liquidated investments in order to transfer funds to a second money manager. This decrease is also partially attributable to contingent payments made in 2003 on prior year acquisitions.

Net cash used in financing activities for the six months ended June 30, 2003 and 2002 was $0.2 million and $5.2 million, respectively. Current period activity consisted of the purchase and retirement of common stock partially offset by the proceeds received from the exercise of employee stock options. Cash used from financing activities for the six months ended June 30, 2002 mainly related to the spin-off of AGI that was completed on February 28, 2002 (see Note 5 to Condensed Consolidated Financial Statements).

The Company has entered into various agreements with AGI that provide for the separation of AGI’s business operations from the Company. One of these agreements provides for a credit facility in which the Company has agreed to provide loans to AGI for certain purposes. AGI may borrow up to $20 million at any time with three days written notice to the Company. All monies outstanding, including principal and interest, mature no later than August 31, 2003. All borrowings bear interest at the prime interest rate as reported in the Wall Street Journal one business day after the request for a borrowing is received by the Company. As of June 30, 2003, there were no borrowings under this agreement.

The Company does not have any material capital expenditure commitments for 2003.

The terms of the Company’s acquisition of Bluedot Virtual Event Organization, Inc. included minimum contingent consideration of $100,000 to be paid in 2003. As of June 30, 2003, the Company has paid $50,000 of this minimum consideration. The terms of the Company’s investment in Incentive Travel, LLC included contingent payments due in March 2004 based upon fiscal 2003 income before income taxes, as defined. As of June 30, 2003, the Company has accrued approximately $394,000 for the 2004 payment based upon the current estimate of 2003 income.

The Company has issued a letter of credit of approximately $1.3 million for its right to participate proportionately in the underwriting profits or losses of a property and casualty insurance program mainly consisting of auto liability and auto physical damage risk. The letter of credit is an irrevocable facility and is deemed to be the Company’s investment cost to participate in this program.

The Company is continuing to pursue further acquisitions of related travel and performance improvement, service and other businesses that may require the use of cash and cash equivalents. No assurance can be given that definitive agreements for any acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing and as of June 30, 2003, the Company repurchased 98,000 shares for approximately $833,000. The Company does not believe that any future repurchases will have a significant impact on the Company’s liquidity.

Management believes that cash, cash equivalents, available-for-sale securities and cash flows from operations will be sufficient to meet the Company’s anticipated operating cash needs for at least the next twelve months.

Trends and Uncertainties

The results of operations and financial position of the Company’s business may be affected by a number of trends or uncertainties that have, or the Company reasonably expects could have, a material impact on income from continuing operations, cash flows and financial position. Such trends and uncertainties include the repercussions of war with Iraq or terrorist acts, the impact of the SARS epidemic and the Company’s acquisition of or investment in complementary businesses. The Company will also, from time to time, consider the acquisition of or investment in businesses, services and technologies that might affect the Company’s liquidity requirements.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders of registrant on May 16, 2003, the following matters were voted upon:

(a)	Election of Directors:

Nominee	Votes For	Votes Withheld

James L. Easton	9,487,170	10,150
John A. Ueberroth	9,486,320	11,000
Joseph J. Ueberroth	8,848,831	648,489

(b)	Ratification of Ernst & Young LLP as registrant’s independent accountants for the year ending December 31, 2003:

Votes For	Votes Against	Abstentions

9,496,495	800	25

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

(1)	The Company filed a current report on Form 8-K on April 29, 2003 in connection with the dissemination of an earnings release.*

(2)	The Company filed a current report on Form 8-K on July 25, 2003 in connection with the dissemination of an earnings release.*

*	Report containing information that is required to be furnished under Item 12 was instead furnished under Item 9 in accordance with Securities and Exchange Commission Release No. 33-8176. Pursuant to General Instruction B of Form 8-K and SEC Release No. 33-8176, the report submitted under Item 9 is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate by reference this report into a filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)

Date: August 8, 2003	By:	/s/ Timothy T. Fogarty
Timothy T. Fogarty
Chief Financial Officer

Exhibit Index

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002