Form 10-Q
period 2003-09-30
AMBASSADORS INTERNATIONAL INC
filed 2003-11-06
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ]

     Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common shares outstanding as of October 15, 2003: 9,956,381

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

Ambassadors International, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$44,817	$46,910
Available-for-sale securities	62,186	59,822
Accounts receivable, net of allowance of $73 in 2003 and 2002	2,931	2,550
Deferred income taxes	807	965
Prepaid program costs and other current assets	3,613	2,605

Total current assets	114,354	112,852
Property and equipment, net	1,174	1,507
Goodwill	6,817	6,817
Other intangibles	2,713	2,361
Deferred income taxes	4,146	4,146
Other assets	681	476

Total assets	$129,885	$128,159

Liabilities:
Current liabilities:
Accounts payable	$3,208	$3,395
Accrued expenses	3,141	3,759
Participants’ deposits and deferred revenue	7,968	5,989

Total liabilities	14,317	13,143
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,956,381 and 9,916,614 shares issued and outstanding in 2003 and 2002, respectively	100	99
Additional paid-in capital	89,132	88,940
Retained earnings	26,564	26,416
Accumulated other comprehensive loss	(228)	(439)

Total stockholders’ equity	115,568	115,016

Total liabilities and stockholders’ equity	$129,885	$128,159

See Notes to Condensed Consolidated Financial Statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenue:
Travel and incentive related	$2,683	$2,661	$9,333	$10,115
Software and technology related	171	—	1,113	—
License fees from equity investee	119	(5)	405	408

	2,973	2,656	10,851	10,523

Cost and operating expenses:
Cost of software and technology related revenue	92	—	879	—
Selling and tour promotion	1,096	825	3,333	2,815
General and administrative	2,739	2,254	8,348	7,647

	3,927	3,079	12,560	10,462

Operating income (loss)	(954)	(423)	(1,709)	61

Other income:
Realized gain on sale of available-for-sale securities	—	—	1,152	—
Interest and dividend income	294	474	1,014	1,576
Other, net	492	27	933	420

	786	501	3,099	1,996

Income (loss) from continuing operations before income taxes	(168)	78	1,390	2,057
Provision (benefit) for income taxes	(159)	(93)	247	352

Income (loss) from continuing operations	(9)	171	1,143	1,705
Loss from discontinued operations, net of income tax benefit of $703 in 2002	—	—	—	(1,197)

Net income (loss)	$(9)	$171	$1,143	$508

Earnings (loss) per share — basic:
Continuing operations	$0.00	$0.02	$0.12	$0.17
Discontinued operations	—	—	—	(0.12)

Net income	$0.00	$0.02	$0.12	$0.05

Weighted-average common shares outstanding — basic	9,933	9,876	9,895	9,853

Earnings (loss) per share — diluted:
Continuing operations	$0.00	$0.02	$0.11	$0.17
Discontinued operations	—	—	—	(0.12)

Net income	$0.00	$0.02	$0.11	$0.05

Weighted-average common shares outstanding — diluted	10,217	10,059	10,137	10,199

Dividends per common share	$0.10	$—	$0.10	$—

See Notes to Condensed Consolidated Financial Statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income	$1,143	$508
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	910	686
Gain on sale of available-for-sale securities	(1,152)	—
Undistributed earnings from equity investment	(525)	(232)
Deferred income taxes	—	(449)
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(50)	1,125
Prepaid program costs and other current assets	(1,008)	(1,328)
Accounts payable and accrued expenses	(478)	(1,014)
Participants’ deposits and deferred revenue	1,979	379
Other intangibles and other assets	(11)	27

Net cash provided by (used in) operating activities	808	(298)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	40,215	83,467
Purchase of available-for-sale securities	(41,058)	(61,106)
Cash paid for other investments	(1,934)	(304)
Cash paid for acquisitions of subsidiaries	(96)	—
Purchase of property and equipment	(221)	(317)

Net cash provided by (used in) investing activities	(3,094)	21,740

Cash flows from financing activities:
Proceeds from exercise of stock options	1,026	257
Purchase and retirement of common stock	(833)	(305)
Distribution resulting from spin-off of subsidiary	—	(5,299)
Payment on note payable	—	(200)

Net cash provided by (used in) financing activities	193	(5,547)

Net increase (decrease) in cash and cash equivalents	(2,093)	15,895
Cash and cash equivalents, beginning of period	46,910	28,021

Cash and cash equivalents, end of period	$44,817	$43,916

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Ambassadors International, Inc. and its subsidiaries as of September 30, 2003, the consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to amounts in 2002 to conform with the 2003 presentation.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of those to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

As more fully described in Note 5, on January 25, 2002, the Company’s Board of Directors approved a spin-off distribution that separated the Company into two publicly traded entities. The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 includes the effects of discontinued operations on a consolidated basis, without separate identification and classification of discontinued operations.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(9)	$171	$1,143	$508
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10)	(158)	(215)	(796)

Net income (loss), as adjusted	$(19)	$13	$928	$(288)

Earnings (loss) per share — basic
As reported	$0.00	$0.02	$0.12	$0.05
As adjusted	0.00	0.00	0.09	(0.03)
Earnings (loss) per share — diluted
As reported	$0.00	$0.02	$0.11	$0.05
As adjusted	0.00	0.00	0.09	(0.03)

Dividends Declared

On September 2, 2003, the Board of Directors authorized a new dividend policy paying shareholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The first dividend of approximately $995,000 was paid on October 2, 2003 to shareholders of record on September 17, 2003. As of September 30, 2003, this payment was declared and accrued accordingly in the accompanying balance sheet. The Company and its Board of Directors note that they intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future.

2. Business Acquisitions

In December 2002, the Technology Group acquired certain of the assets and business of Bluedot Virtual Event Organization, Inc. out of Chapter 11 bankruptcy. The purchase price consisted of debtor-in possession financing and other costs of $308,000, the assumption of liabilities and future contingent payments by the Technology Group to the sellers covering the twenty-four months following the closing date. The Company allocated the excess purchase price to an intangible asset, purchased software, of $607,000. The amortization period for this intangible asset is five years. As of September 30, 2003, the Company provided an additional investment of approximately $21,000 which was allocated to purchased software and reduced the asset for amortization of approximately $95,000. During the first twelve months following the closing, the Technology Group shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $25,000 per quarter as the first year minimum payments. During the second year following the closing, the Technology Group shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $15,000 per quarter as the second year minimum payments. As of September 30, 2003, the Technology Group paid $75,000 for the first, second and third quarter contingent payments and recorded these payments as an adjustment to the purchase price.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements

In November 2002, the Performance Group acquired a 51% ownership interest in Innovations in Marketing, LLC (“IIM”). IIM was a start-up performance incentive and meeting management company. IIM’s initial capital consisted of $1,000 of which 51% was contributed by APG and 49% was contributed by the minority owner. The Operating Agreement specified that APG shall loan IIM up to $400,000, which eliminates in consolidation, for the working capital needs of IIM. Subsequent to September 30, 2003, the Performance Group sold it’s 51% ownership interest to the minority owner.

In March 2002, the Performance Group acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). The terms of the purchase agreement call for contingent payments by the Performance Group through 2005 based upon actual income before income taxes multiplied by the Performance Group’s 49% ownership interest calculated based on a predefined multiplier. Total payments related to ITI’s fiscal 2002 results were $2.4 million of which approximately $1.9 million was paid during 2003 and was allocated to intangible assets (license). The remaining purchase price of $0.5 million was paid during 2002 and was allocated to goodwill. As of September 30, 2003, the Performance Group’s obligation related to ITI’s fiscal 2003 results is estimated to be $507,000 which has been accrued and allocated to intangible assets (license).

License fees earned from ITI are included in the operations of the Performance Group and represent approximately $119,000 and $405,000 for the three and nine months ended September 30, 2003, respectively, and ($5,000) and $408,000 for the three and nine months ended September 30, 2002, respectively. The Company also recorded its proportional share of the earnings and management fees from ITI of approximately $150,000 and $623,000 for the three and nine months ended September 30, 2003, respectively, and $10,000 and $282,000 for the three and nine months ended September 30, 2002, respectively, which are included in other income.

3. Corporate Investment

The Company has an investment in the financial results of a property and casualty insurance program mainly consisting of auto liability and auto physical damage risks for the accident year ended June 30, 2003. On June 18, 2003, the Company issued a letter of credit of approximately $1.3 million for its right to participate proportionately in the underwriting profits or losses of the program. The Company has recorded its proportional share of the income from this investment of approximately $331,000 for the quarter ended September 30, 2003 in other income. The Company’s maximum exposure to potential loss is approximately $2.1 million which includes the issued letter of credit. The Company believes this investment will lead to additional strategic business opportunities within the Performance Group.

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

In June 2003, the arbitration was settled and the Company received approximately $0.7 million in cash, net of arbitration related expenses, and approximately 36,000 shares of common stock of Navigant. As of June 30, 2003, the Company recorded in other income the final component of the gain consideration on the sale of this investment in the amount of approximately $1.2 million ($0.7 million net of income taxes).

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements

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

The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the dividend. The spin-off impacted the Company’s balance sheet on February 28, 2002 by reducing total assets, liabilities, and stockholders’ equity by $34.8 million, $21.0 million and $13.8 million, respectively. The effect of the spin-off on the Company’s statement of operations for the three and nine months ended September 30, 2002 is reflected as discontinued operations.

The revenues and loss from discontinued operations before income taxes are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$—	$—	$—	$518
Loss from discontinued operations before income tax benefit	—	—	—	(1,900)

6. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$(9)	$171	$1,143	$508
Change in unrealized gain on marketable equity securities, net of income tax expense (benefit) of $95, ($463), $158 and ($48)	139	(789)	211	(74)
Change in unrealized gain on foreign currency exchange contracts, net of income tax expense of $0, $0, $0 and $163	—	—	—	340

Comprehensive income (loss)	$130	$(618)	$1,354	$774

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements

7. Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net income (loss) for basic and diluted earnings per share	$(9)	$171	$1,143	$508

Denominator:
Weighted-average shares outstanding — basic	9,933	9,876	9,895	9,853
Effect of dilutive common stock options	284	183	242	346

Weighted-average shares outstanding — diluted	10,217	10,059	10,137	10,199

For the three months ended September 30, 2003 and 2002 there were approximately 79,000 and 412,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. For the nine months ended September 30, 2003 and 2002 there were approximately 116,000 and 98,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

8. Business Segments

The Company operated the Performance Group and Services Group segments during the three and nine months ended September 30, 2003 and 2002. The Technology Group segment was added in December 2002. On February 28, 2002, the Company spun-off the Education Group and recorded the effect of the transaction as a disposition of discontinued operations. Corporate and Other consists of general corporate assets (primarily cash and cash equivalents, corporate investments and goodwill) and other activities which are not directly related to the Performance Group, Services Group or Technology Group. Selected financial information related to these segments for the three and nine month periods ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Performance Group	$1,687	$1,753	$6,167	$6,709
Services Group	1,115	903	3,571	3,814
Technology Group	171	—	1,113	—
Corporate and Other	—	—	—	—

Total revenue	$2,973	$2,656	$10,851	$10,523

Operating income (loss):
Performance Group	$(1)	$(16)	$439	$1,071
Services Group	25	(48)	346	199
Technology Group	(512)	—	(1,147)	—
Corporate and Other	(466)	(359)	(1,347)	(1,209)

Total operating income (loss)	$(954)	$(423)	$(1,709)	$61

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements

9. Recent Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees pre-existing before the implementation of FIN 45 are required to be disclosed in financial statements issued after December 15, 2002. The adoption of this interpretation did not have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated in financial statements issued after December 15, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not expect the adoption of this interpretation to have a material impact its financial condition or results of operations.

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

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the period. Management evaluates its estimates and judgments, including those which impact its most critical accounting policies, on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, within the framework of current accounting literature.

The following is a list of the accounting policies that management believes are the more significant judgments and estimates, and that could potentially result in materially different results under different assumptions or conditions.

Revenue Recognition

Revenue from hotel reservation, registration and related travel services are recognized when the convention or meeting commences. Revenue from the sale of merchandise is recognized when the merchandise is shipped. Revenue from pre-paid certificate-based merchandise incentive programs is deferred until the Company’s obligations are fulfilled.

Software and technology related revenue is derived from a combination of license and maintenance fees and services provided with the Company’s enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from development contracts that require significant production, modification or customization of software is recognized using the percentage-of-completion method based on contract costs incurred to date compared with total estimated contract costs in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of operations in the period the investments are sold.

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

Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles.” Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests. The Company uses a discounted cash flow model to estimate the fair market value of each of its reporting segments when performing its impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, future capital expenditure requirements and appropriate discount rates. The Company determined that as of September 30, 2003 there was no indication of impairment.

Deferred Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if in the future the Company determines that it will not be able to realize all or part of its net deferred tax assets, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

COMPARISON OF RESULTS FROM CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002:

Revenue

Total revenue for the three months ended September 30, 2003 was $3.0 million compared to $2.7 million for the three months ended September 30, 2002. As a result of the general decline in the travel industry and overall business volume, the Performance Group experienced a $0.2 million decrease in travel and incentive related revenue during the third quarter of 2003 compared to 2002, which was partially offset by an increase of $0.1 million in license fees from an equity investee during the same period. Revenue from the Services Group increased $0.2 million due to an increase in total programs operated in the third quarter of 2003 as compared to 2002. The Technology Group acquisition in the fourth quarter of 2002 contributed the software and technology related revenue of $0.2 million.

Cost of Software and Technology Related Sales

The three months ended September 30, 2003 included cost of software and technology related sales from the Technology Group of $0.1 million. As the Technology Group acquisition was completed during the fourth quarter of 2002, the Company had no cost of software and technology related sales for the third quarter of 2002.

Selling and Tour Promotion Expenses

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expense increased $0.3 million in 2003 due to the increase of personnel expenses in the Services Group and from the addition of personnel and other operating expenses resulting from business acquisitions which occurred in the fourth quarter of 2002.

General and Administrative Expenses

General and administrative expenses increased $0.5 million in 2003 due to the addition of operating expenses from the business acquisitions which occurred in the fourth quarter of 2002 and the addition of amortization of the intangible assets resulting from prior year business acquisitions.

Operating Loss

The Company incurred an operating loss of $1.0 million for the quarter ended September 30, 2003 compared to $0.4 million in the comparable quarter of 2002, a decrease of $0.6 million. The decrease is the result of changes as described above.

Other Income

Other income for the three months ended September 30, 2003 was $0.8 million compared to $0.5 million for the three months ended September 30, 2002, an increase of $0.3 million. For the quarter ended September 30, 2003, the Company recorded $0.3 million related to earnings from the corporate investment in the financial results of an insurance program. Income and service fees earned on equity investments increased by $0.1 million from 2003 compared to 2002. These increases were partially offset by a decrease of $0.2 million in investment income due to lower yields on short-term investments.

Income Taxes

The Company recorded an income tax benefit of $0.2 million for the quarter ended September 30, 2003 and $0.1 million in the comparable quarter of 2002, an increase of $0.1 million. The effective tax rate for the quarter ended September 30, 2003 was (94.6%) compared to (119.2%) for the quarter ended September 30, 2002. The decrease in the benefit rate is due to the final contingent consideration received on the sale of SatoTravel which was taxed at the current statutory tax rate and the revaluation of the state deferred tax assets to a higher rate as of December 31, 2002. These increases to the effective tax rate were partially offset by an increase in tax-exempt interest income to approximately 87% of the Company’s investment income for the quarter ended September 30, 2003 from 72% for the quarter ended September 30, 2002.

Income (Loss) from Continuing Operations

Income from continuing operations decreased to a loss of $9,000 for the quarter ended September 30, 2003 from income of $171,000 for the comparable quarter of 2002, a decrease of $180,000. The decrease is the result of changes as described above.

COMPARISON OF RESULTS FROM CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002:

Revenue

Total revenue was $10.9 million for the nine months ended September 30, 2003 compared to $10.5 million for the nine months ended September 30, 2002. Travel and incentive related revenue decreased $0.8 million due to a decrease in business volume from both the Performance Group and the Services Group in 2003 compared to 2002. The Technology Group acquisition in the fourth quarter of 2002 contributed the software and technology related revenue of $1.1 million.

Cost of Software and Technology Related Sales

The nine months ended September 30, 2003 included cost of software and technology related sales from the Technology Group of $0.9 million. As the Technology Group acquisition was completed during the fourth quarter of 2002, the Company had no cost of software and technology related sales as of the third quarter of 2002.

Selling and Tour Promotion Expenses

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses increased by $0.5 million in 2003 due to the addition of personnel and other operating expenses from the business acquisitions which occurred in the fourth quarter of 2002, which were offset by lower personnel expenses in the comparable prior year business operations of the Performance Group.

General and Administrative Expenses

General and administrative expenses increased $0.7 million in 2003 due to the addition of personnel and other operating expenses from the business acquisitions which occurred in the fourth quarter of 2002 and the addition of amortization of the intangible assets resulting from prior year business acquisitions. These additional expenses were partially offset by lower personnel expenses in the comparable prior year business operations of both the Performance Group and the Services Group and by decreased travel, entertainment, promotional and marketing expenses due to overall cost reduction efforts.

Operating Income (Loss)

The Company incurred an operating loss of $1.7 million for the nine months ended September 30, 2003 compared to operating income of $0.1 million in the comparable period of 2002. The decrease is the result of changes as described above.

Other Income

Other income for the nine months ended September 30, 2003 was $3.1 million compared to $2.0 million for the nine months ended September 30, 2002, an increase of $1.1 million. Other income for the nine months ended September 30, 2003 included: (i) $1.2 million from the final component of contingent consideration received on the sale of SatoTravel which occurred in June 2001; (ii) $0.3 million related to earnings from the corporate investment in the financial results of an insurance program; and (iii) an increase of $0.3 million from income and service fees earned on an equity investment. These increases were partially offset by a decrease in investment income of $0.6 million due to lower yields on short-term investments.

Income Taxes

The Company recorded income tax expense of $0.2 million for the nine months ended September 30, 2003 and $0.4 million for the nine months ended September 30, 2002. The effective tax rate for the nine months ended September 30, 2003 was 17.8% compared to 17.1% for the nine months ended September 30, 2002. The increase in the effective tax rate is due to the final contingent consideration received on the sale of SatoTravel which was taxed at the current statutory tax rate and the revaluation of the state deferred tax assets to a higher rate as of December 31, 2002. These increases were partially offset by an increase in tax-exempt interest income to approximately 87% of the Company’s investment income for the nine months ended September 30, 2003 from 76% for the nine months ended September 30, 2002.

Income from Continuing Operations

Income from continuing operations decreased to $1.1 million in the nine months ended September 30, 2003 from $1.7 million in the comparable period of 2002. The decrease is the result of changes as described above.

Liquidity and Capital Resources

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by (used in) operating activities for the nine months ended September 30, 2003 and 2002 was approximately $0.8 million and ($0.3) million, respectively, an increase of $1.1 million. The increase in net cash primarily relates to the increase in net income and timing differences in the collection of current assets and the payment of current liabilities.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2003 and 2002 was approximately ($3.1) million and $21.7 million, respectively, a decrease of $24.8 million. The decrease is due to activity during the quarter ended September 30, 2002 in which the Company liquidated investments in order to transfer funds to a second money manager and to contingent payments made in 2003 on prior year acquisitions.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2003 and 2002 was $0.2 million and ($5.5) million, respectively, an increase of $5.7 million. Current period activity consisted of the proceeds received from the exercise of employee stock options partially offset by the purchase and retirement of common stock . Cash used in financing activities for the nine months ended September 30, 2002 mainly related to the spin-off of AGI that was completed on February 28, 2002 (see Note 5 to Condensed Consolidated Financial Statements).

The Company does not have any material capital expenditure commitments for 2003.

The terms of the Company’s acquisition of Bluedot Virtual Event Organization, Inc. included minimum contingent consideration of $100,000 to be paid in 2003 and $60,000 to be paid in 2004. As of September 30, 2003, the Company has paid $75,000 of this minimum consideration. The terms of the Company’s investment in Incentive Travel, LLC included contingent payments due in March 2004 based upon fiscal 2003 income before income taxes. As of September 30, 2003, the Company has accrued approximately $507,000 for the 2004 payment based upon the current estimate of 2003 income.

The Company has issued a letter of credit of approximately $1.3 million for its right to participate proportionately in the underwriting profits or losses of a property and casualty insurance program mainly consisting of auto liability and auto physical damage risk. The letter of credit is an irrevocable facility and is deemed to be the Company’s investment cost to participate in this program. The Company’s maximum exposure to potential loss is approximately $2.1 million which includes the issued letter of credit.

The Company is continuing to pursue further acquisitions of related travel and performance improvement, service and other businesses that may require the use of cash and cash equivalents. No assurance can be given that definitive agreements for any acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing and during 2003 the Company has repurchased 98,000 shares for approximately $833,000. The Company does not believe that any future repurchases will have a significant impact on the Company’s liquidity.

On September 2, 2003, the Board of Directors authorized a new dividend policy paying shareholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The first dividend of approximately $995,000 was paid on October 2, 2003 to shareholders of record on September 17, 2003. As of September 30, 2003, this payment was declared and accrued accordingly in the accompanying balance sheet. The Company and its Board of Directors note that they intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future.

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

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures: As of September 30, 2003, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting: In the three months ended, September 30, 2003, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

	31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

	(1)	The Company filed a current report on Form 8-K on July 25, 2003 in connection with the dissemination of an earnings release.*

	(2)	The Company filed a current report on Form 8-K on September 3, 2003 in connection with the implementation of a new dividend policy.

	(3)	The Company filed a current report on Form 8-K on October 27, 2003 in connection with the dissemination of an earnings release.*

*	Report containing information that under Item 12 is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate by reference this report into a filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)

Date: November 6, 2003	By:	/s/ Timothy T. Fogarty

Timothy T. Fogarty Chief Financial Officer

Exhibit Index

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002