Form 10-K
period 2003-12-31
AMBASSADORS INTERNATIONAL INC
filed 2004-03-12
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

Common Stock, $.01 Par Value
Title of Each Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No[  ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the Nasdaq Stock Market on June 30, 2003, was $87,387,624. The number of shares of the registrant’s Common Stock outstanding as of March 4, 2004 was 9,970,137.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

PART I

Item 1. Business

Overview

     Ambassadors International, Inc., a Delaware corporation, is a travel services Company with subsidiaries currently operating in the businesses of (i) developing, marketing and managing meetings and incentive programs for a nationwide roster of corporate clients, utilizing incentive travel, merchandise award programs and corporate meeting management services (the “Performance Group”); (ii) providing comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows (the “Services Group”) and (iii) providing event portfolio management software solutions (the “Technology Group”). The terms “Company” and “we” are used to refer collectively to Ambassadors International, Inc. and its subsidiaries through which our various businesses are conducted.

     The Performance Group is comprised of the Company’s wholly owned subsidiary, Ambassadors Performance Group, LLC (“APG”), a 51% ownership interest in Innovations In Marketing, LLC (“IIM”), and a 49% ownership interest in Incentive Travel, LLC (“ITI”). On October 15, 2003, the Company sold its 51% ownership interest in IIM to the minority owner. The Services Group is comprised of the Company’s wholly owned subsidiary, Ambassadors Services Group, Inc. (“ASG”). The Technology Group is comprised of the Company’s wholly owned subsidiary, Ambassadors Technology Corporation (“ATC”) d.b.a. Ambassadors Enterprise Services. In December 2003, the Company formed Cypress Reinsurance, Ltd (“Cypress Re”) as a complement to its primary business. Cypress Re is a specialty reinsurance company that takes selective reinsurance risks in property and casualty insurance programs. In connection with these programs, Cypress Re intends to market to the insureds the Performance Group’s portfolio of merchandise, incentive and debit card programs.

     In 2004, the Company consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors.

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

Business Segments

     Performance Group

     The Performance Group develops, markets and manages performance improvement programs for a nationwide roster of clients. In January 1996, the Company completed the acquisition of The Helin Organization and commenced operations of the Performance Group. In December 1996, the Company acquired Bitterman & Associates, Inc.; in September 1997, the Company acquired certain of the assets of Debol & Associates; in February 1998, the Company acquired the stock of Travel Incentives, Inc.; in May 1998, the Company acquired the stock of Incentive Associates, Inc.; in March 2002, the Company acquired a 49% ownership interest in ITI and in November 2002, the Company acquired a 51% ownership interest in IIM. On October 15, 2003, the Company sold its 51% ownership interest in IIM to the minority owner.

     During 1999, pursuant to a restructuring plan, the component of the Performance Group operations located in Minneapolis, Minnesota was closed, and all finance and accounting functions were consolidated into the principal executive offices located in Newport Beach, California.

     The Performance Group offers services in performance improvement programs and business meeting management services. The performance improvement programs utilize debit cards, travel incentives and merchandise awards, designed to achieve a multitude of specific corporate objectives, including but not limited to achieving sales goals, improving productivity, and attracting and retaining qualified employees. The business meeting management services assist clients in planning, coordinating and producing business meetings and conferences. These clients include both small and large businesses, including Fortune 1000 companies.

     In offering performance improvement programs and business meeting management services, the Performance Group follows a strategy aimed at developing and implementing programs tailored to each client’s objectives. These programs are generally designed to increase revenues and profits for the client. The Company’s employees meet with the existing or potential clients to determine their business objectives and their performance enhancement opportunities. The Company then works with the client to determine the scope of the program by identifying concepts and parameters to meet the objectives of the incentive program. The Company’s employees develop and customize services for the clients that fall within the identified parameters. Program rules are then developed that specifically address the campaign participants, key wholesalers or dealers involved in the client’s distribution channel.

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

     Services Group

     The Company’s Services Group operates hotel reservation, registration, and other services for conventions, tradeshows and large specialty events through ASG. The Services Group commenced operations in 1998 through the acquisition of two hotel reservation companies. Through the acquisition of another company in 1999, ASG added pre-registration and on-site registration services to its list of services offered. Also during 1999, pursuant to a restructuring plan, the component of the Services Group’s operations located in Boston, Massachusetts was consolidated with the operations in Atlanta, Georgia, and the finance and accounting functions were consolidated into the principal executive offices located in Newport Beach, California.

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

     In December 2003, the Technology Group operations were consolidated into the principal executive offices located in Newport Beach, California.

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

     In January 1999, the Company purchased a minority interest in a joint venture that owns the capital stock of Scheduled Airlines Traffic Offices, Inc. (“SatoTravel”). In June 2001, the Company sold its ownership stake in SatoTravel to Navigant International, Inc. (“Navigant”) (Nasdaq: FLYR). The Company received approximately $7.2 million in cash, approximately 237,000 shares of common stock of Navigant and recorded a gain of approximately $8.3 million in other income ($5.5 million net of income taxes). The agreement also provided for an additional payment of cash and stock to be paid to the Company if SatoTravel, as a subsidiary of Navigant, had achieved certain revenue objectives by June 14, 2002. The additional payment was disputed by Navigant and both parties agreed to arbitration to settle the dispute. In June 2003, the arbitration was settled and the Company received approximately $0.7 million in cash, net of arbitration related expenses, and approximately 36,000 shares of common stock of Navigant. As of December 31, 2003, the Company recorded in other income the final component of the gain consideration on the sale of this investment in the amount of approximately $1.2 million ($0.7 million net of income taxes).

     In October 2000, the Company purchased a minority interest in Milepoint, Inc., a development stage internet company which enables customers to convert accrued credits toward online purchasing. During the quarter ended December 31, 2001, the Company recorded a loss of approximately $400,000 to write off its investment due to what the Company’s management believed to be other than a temporary decline in the market value of this investment. The recorded loss represented the balance of this investment and thus, the Company has no future financial exposure on this investment.

     In March 2002, the Performance Group acquired a 49% ownership interest in ITI. ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services.

     In 2003, the Company invested in the financial results of a property and casualty insurance program mainly consisting of auto liability and auto physical damage risks for the accident years ended June 30, 2003 and 2004. The Company believes these investments will lead to additional strategic business opportunities within the Performance Group. Subsequent to year end, these investments were transferred to the Company’s newly formed reinsurance company, Cypress Re.

Business Strategy

     Our strategy in the Performance Group and Services Group is to maintain our quality standards while increasing our overall volume of business by differentiating ourselves from our competitors and extending the array of services offered. In the Technology Group, the acquisition of Bluedot Software allowed us to provide all customers, no matter the size and budget of their events, the operational and strategic advantages gained by using Bluedot Software’s event management software. The Company believes that Bluedot Software is a natural fit allowing it to cross-sell its software in the Performance Group and Services Group.

     We continue to pursue selective acquisitions of businesses in the travel, performance improvement, leisure and service sectors that will increase stockholder value.

Competition

     The travel industry in general is highly competitive. In the meeting management and incentives businesses many of our competitors are larger and have greater resources. We believe that, although some potential clients will focus on price alone, other clients will also be interested in the quality of the programs developed and the excellent customer service provided. The Company believes that its programs are not easily duplicated by its competitors.

     The Services Group operates within a highly competitive, technical segment of the travel industry. We compete with respect to price and service, and believe our technology is a key element of our service.

     The Company believes the barriers to entry are relatively low for any future competitors. Additionally, certain organizations engaged in the travel business have substantially greater financial, marketing and sales resources than the Company. There can be no assurance that the Company’s present or future competitors will not exert significant competitive pressures on the Company.

Insurance

     The Company maintains insurance coverage that it believes is adequate for its business, including but not limited to a total of $20 million in coverage for professional and general liability. The Company also maintains insurance coverage on real property and personal property, and as required on leased properties, on a replacement cost basis. The Company has not experienced difficulty in obtaining adequate insurance coverage. There is no assurance that the insurance maintained by the Company will be adequate in the event of a claim, or that such insurance will continue to be available in the future.

Employees

     On December 31, 2003, the Company employed 121 employees, of which 113 were full-time employees. Of the Company’s full-time employees, 58 are located in Newport Beach, California; 34 are located in Atlanta, Georgia; 8 are located in San Rafael, California; and 13 are located in other individual offices throughout the United States. The Company has full-time employees engaged in marketing and sales and full-time employees in operations, administration and finance. The Company also employs temporary labor on a periodic basis to assist with its program fulfillment efforts due to the seasonal nature of the Company’s travel programs. None of the Company’s employees are subject to collective bargaining agreements or are represented by a union. The Company believes that its labor relations are good.

Risk Factors

Travel Industry and Natural Occurrences

     Substantially all of the Company’s operations are directly associated with the travel industry. As a result, the Company’s operations are subject to special risks inherent in doing business in that industry. Such risks include the adverse effect on operations from war, terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights. Periods of instability or uncertainty surrounding the travel industry may reduce the demand for the Company’s programs and services and could have an adverse effect on the Company’s business and results of operations. The repercussions of war with Iraq, terrorist attacks and the impact of regional health epidemics similar to SARS are examples of events that could have an adverse effect on the Company’s operations. Demand for the Company’s programs and services may also be adversely effected by natural occurrences such as hurricanes, earthquakes, epidemics and flooding in regions in which the Company conducts its programs and provides its services.

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

Acquisitions and Expansion of Business

     Part of the Company’s business strategy is to acquire businesses that will assist in the overall growth of the Company. The Company will be competing for acquisition opportunities with other companies, many of which have greater name recognition, marketing support and financial resources, which may result in a diminished number of acquisition opportunities available to the Company and higher acquisition prices. No assurance can be given that the Company will be able to identify, pursue or acquire any targeted businesses. In addition, if any targeted businesses are acquired, there can be no assurance that the Company will be able to profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial costs, delays and/or other operational or financial problems.

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

Seasonality — Fluctuations in Quarterly Results

     The Company’s businesses are seasonal. The Company recognizes program related revenues and expenses in the month a program operates. Historically, the majority of the Company’s operating income has been recognized in the second and third quarters; however, as a result of the spin-off of AGI, the Company anticipates that the majority of its operating income will be recognized in the first, second and fourth quarters. The Company’s annual results would be adversely affected if the Company’s revenue were to be substantially below seasonal norms during the first, second and fourth quarters of the year. The Company’s operating results may fluctuate as a result of many factors, including the mix of programs and events, program destinations and event locations, the introduction and acceptance of new programs and program and event enhancements by the Company and its competitors, timing of program and event operation, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, timing of and costs related to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting the travel industry. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company’s common stock could be adversely affected.

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

Available Information

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.ambassadors.com/investor, as soon as reasonably practicable after they are filed electronically with the SEC. We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

Item 2. Properties

     The principal executive offices of the Company occupy approximately 27,000 square feet of office space in Newport Beach, California, pursuant to a lease dated June 15, 1998, which expires in June 2005. The lease currently provides for monthly rental payments of approximately $35,000. The Company subleases approximately 2,000 square feet to a related party for approximately $3,400 per month.

     The Company occupies offices totaling approximately 18,100 square feet in Atlanta, Georgia pursuant to a lease dated January 7, 2000, which expires in July 2005. The lease currently provides for monthly rental payments of approximately $24,000 per month.

     The Company occupies office space totaling 3,300 square feet in San Rafael, California pursuant to a lease dated December 9, 2003, which expires in December 2004. The lease currently provides for monthly rental payments approximating $5,000 per month.

     The Company occupies office space totaling approximately 1,000 square feet in Chicago, Illinois, with current monthly rental payments of approximately $2,500. This lease can be cancelled with 90 days advance notice to the landlord and is contracted on a month-to-month basis.

     The Company leases office space totaling approximately 8,100 square feet in San Francisco, California pursuant to a lease dated June 9, 2003, which expires in December 2008. The lease currently provides for current monthly rental payments of approximately $14,000. The Company may cancel the lease with penalty in July 2006 upon nine months written notice. In December 2003, the Company vacated the office space and is currently looking for a sublessee for the location.

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

Item 4. Submission of Matters to a Vote of Securities Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Market and Other Information

     The Company’s common stock is traded and prices are quoted on the Nasdaq National Market under the symbol “AMIE.” As of March 4, 2004, there were approximately 37 holders of record of the Company’s common stock not including beneficial owners holding shares through nominee or street name.

     The following table sets forth the high and low bid prices of a share of the Company’s common stock as quoted on the Nasdaq National Market for the periods indicated:

	High	Low

2003:
Quarter ended March 31, 2003	$9.59	$8.27
Quarter ended June 30, 2003	12.50	8.85
Quarter ended September 30, 2003	12.78	10.11
Quarter ended December 31, 2003	13.60	10.85
2002:
Quarter ended March 31, 2002 (1)	$21.35	$7.75
Quarter ended June 30, 2002	10.15	8.06
Quarter ended September 30, 2002	10.24	7.95
Quarter ended December 31, 2002	9.10	8.00

(1)	The Company spun-off AGI effective February 28, 2002 (see Item 1 “Business” for further discussion). All prices before that date reflect the stock price prior to the spin-off.

Dividend Policy

     Prior to 2003, the Company had not historically paid dividends except as a result of the Company’s gain from the sale of its investment in GetThere.com in 2000 in which the Company paid a cash dividend of $0.53 per share on the Company’s common stock to stockholders of record on February 28, 2001. This dividend represented the per share gain recorded by the Company.

     On September 2, 2003, the Board of Directors authorized a new dividend policy paying shareholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The first dividend of approximately $995,000 was paid on October 2, 2003 to shareholders of record on September 17, 2003. The second dividend of approximately $996,000 was paid on December 8, 2003 to shareholders of record on November 24, 2003. On February 24, 2004, the Company announced the third dividend to be paid on March 23, 2004 to shareholders of record on March 9, 2004.

     The Company and its Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future.

Transfer Agent and Registrar

     Mellon Investor Services, LLC serves as transfer agent and registrar of the Company’s common stock.

Equity Compensation Plan Information

(c)
Number of
securities
		(b)	remaining available
	(a)	Weighted-average	for future issuance
	Number of securities to	exercise price of	under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column(a))

Equity compensation plans approved by security holders	1,232,593	$8.09	452,560
Equity compensation plans not approved by security holders	—	—	—

Total	1,232,593	$8.09	452,560

Item 6. Selected Financial Data

     The following selected consolidated financial data of the Company is presented as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the spin-off, and accordingly, previously reported results of operations of the Company have been restated to reflect the results of AGI in discontinued operations. The selected financial data should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2003	2002	2001	2000	1999

	(dollars in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenues (A)	$13,679	$14,695	$17,041	$18,411	$17,455
Operating expenses:
Cost of software and technology related sales	1,050	—	—	—	—
Selling and tour promotion	4,412	4,014	5,544	6,029	7,266
General and administrative	11,233	10,343	15,531	13,340	13,565
Impairment loss and lease exit costs	891	—	—	—	—
Restructuring and impairment of long-lived assets	—	—	12,803	—	8,107
Operating income (loss)	(3,907)	338	(16,837)	(958)	(11,483)
Income (loss) from continuing operations before tax	(64)	2,877	(4,535)	9,903	(7,731)
Income (loss) from continuing operations, net of tax	(1,017)	2,763	(2,939)	6,437	(4,938)
Income (loss) from discontinued operations, net of tax	—	(1,197)	10,437	11,289	6,777
Net income (loss)	(1,017)	1,566	7,498	17,726	1,839
Earnings (loss) per share — basic:
Continuing operations	$(0.10)	$0.28	$(0.30)	$0.68	$(0.51)
Discontinued operations	—	(0.12)	1.08	1.18	0.70

Net income (loss)	$(0.10)	$0.16	$0.78	$1.86	$0.19

Earnings (loss) per share — diluted:
Continuing operations	$(0.10)	$0.27	$(0.30)	$0.66	$(0.51)
Discontinued operations	—	(0.12)	1.05	1.17	0.70

Net income (loss)	$(0.10)	$0.15	$0.75	$1.83	$0.19

	2003	2002	2001	2000	1999

	(dollars in thousands, except per share data)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$43,609	$46,910	$28,021	$38,071	$18,461
Total assets	125,050	128,159	165,304	168,390	142,763
Long-term debt	—	—	—	200	400
Long-term obligations	449	81	—	—	—
Total stockholders’ equity	112,690	115,016	126,240	121,871	108,269

(A)	Revenue is a function of travel and incentive related gross program receipts less program pass through expenses, software and technology related sales and license fees from equity investee. Travel and incentive related program pass through expenses include all direct costs associated with the Company’s programs, including costs related to airfare, hotels, meals, and ground transportation. Gross program receipts during the years ended December 31, 2003, 2002, 2001, 2000 and 1999 were $38.6 million, $47.0 million, $59.9 million, $63.9 million and $67.8 million, respectively.

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

     In March 2002, the Company acquired a 49% ownership interest in San Diego, California based ITI and in November 2002, the Company acquired a 51% ownership interest in Newport Beach, California based IIM, the cumulative effect of which was to further expand the Company’s Performance Group. On October 15, 2003, the Company sold its 51% ownership interest in IIM to the minority owner.

     In December 2002, the Company’s wholly owned subsidiary, ATC, acquired Bluedot Software. Bluedot Software is a provider of event portfolio management software solutions. In December 2003, the Technology Group operations were consolidated into the principal executive offices located in Newport Beach, California.

     The Company’s businesses are seasonal. The Company recognizes travel and incentive related program revenues and expenses in the month a program operates. Historically, the majority of the Company’s operating income has been recognized in the second and third quarters; however, as a result of the spin-off of AGI, the Company anticipates that the majority of its operating income will be recognized in the first, second and fourth quarters.

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

Revenue Recognition

     The Company bills travel participants, mainly consisting of large corporations, in advance, of which the cash received is recorded as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel, rail passes and other program costs in advance of travel, which are recorded as prepaid program costs. The Company recognizes travel revenue and related costs when travel convenes and classifies such revenue as travel and incentive related.

     Revenue from hotel reservation, registration and related travel services are recognized when the convention commences. Revenue from the sale of merchandise is recognized when the merchandise is shipped. Revenue from pre-paid certificate-based merchandise incentive programs is deferred until the Company’s obligations are fulfilled or upon management’s estimates (based upon historical trends) that the certificates will not be redeemed. These revenues are classified as travel and incentive related.

     Revenue from software and technology related sales is derived from a combination of license and maintenance fees and services provided with its enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from development contracts is recognized using the percentage-of-completion method in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue from contracts relating to only maintenance or hosting of data is recognized on a straight-line basis over the period that the services are provided.

     In May 2003, the FASB Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The EITF addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. The provisions of EITF 00-21 are effective for revenue arrangements entered into at the beginning of the first interim period after June 15, 2003. The adoption of the EITF did not have a material effect on our financial position or results of operations.

     Revenue from license fees is recognized based on a contracted percentage of total program receipts recorded from licensing sources.

Other Investments

     The Company owns majority and minority investments in other operating companies. All of these investment acquisitions were accounted for under the purchase method of accounting. The statements of operations of the majority investments are included in the Company’s statements of operations since their respective dates of acquisition. The Company accounts for its equity investments in accordance with Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46

requires identification of our participation in variable interest entities (“VIEs”), which are identified as entities with a level of invested equity insufficient to fund future activities to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company reviewed its equity investments as of December 31, 2003 and concluded that none classified as a VIE or met the requirements for consolidation or disclosure within the scope of FIN 46. When the requirements of FIN 46 are not met, the Company accounts for equity investments with ownership ranging from 20% to 50% using the equity method and equity investments with ownership of less than 20% using the cost method.

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

     As of December 31, 2003, the Company completed its annual impairment tests and recorded approximately $573,000 to write off the unamortized balance of an intangible asset, purchased software, and equipment related to the 2002 asset purchase within the Technology Group. See Note 4 to the consolidated financial statements for further discussion.

Deferred Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized. As more fully described in Note 9 to the consolidated financial statements, as of December 31, 2003 the Company established a valuation reserve of approximately $1,587,000 on the net deferred tax asset.

Results of Operations

     The following table reflects certain income and expense items as a percentage of revenue.

	2003	2002	2001

Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of software and technology related sales	7.7	—	—
Selling and tour promotion	32.3	27.3	32.6
General and administrative	82.1	70.4	91.1
Impairment loss and lease exit costs	6.5	—	—
Impairment of long-lived assets	—	—	75.1

	128.6	97.7	198.8
Operating income (loss)	(28.6)	2.3	(98.8)
Other income	28.1	17.3	72.2

Income (loss) from continuing operations before income taxes	(0.5)	19.6	(26.6)
Provision (benefit) for income taxes	6.9	0.8	(9.4)

Income (loss) from continuing operations	(7.4)	18.8	(17.2)
Income (loss) from discontinued operations	—	(8.1)	61.2

Net income (loss)	(7.4)%	10.7%	44.0%

Business Segment Information

     The Company operated the Performance Group and Services Group segments during 2003, 2002 and 2001. The Technology Group segment was added in December 2002. On February 28, 2002, the Company spun-off the Education Group and recorded the effect of the transaction as a disposition of discontinued operations. Corporate and Other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Performance, Services and Technology Groups. In 2003, Corporate and Other also includes Cypress Re as this segment was not a stand alone reporting unit during the period. Selected financial information related to these segments is as follows (in thousands):

	Performance	Services	Technology	Corporate	Discontinued
	Group	Group	Group	and Other	Operations	Total

2003:
Revenues	$7,609	$4,578	$1,492	$—	$—	$13,679
Depreciation and amortization expense	783	254	176	36	—	1,249
Impairment loss and lease exit costs	—	—	891	—	—	891
Operating income (loss)	86	289	(2,348)	(1,934)	—	(3,907)
Interest income (expense) and dividend income	125	34	(18)	1,166	—	1,307
Gain on sale of available-for-sale securities	—	—	—	1,152	—	1,152
Equity in net income and management fees received from investments accounted for by the equity method	1,019	—	—	332	—	1,351
Income tax expense (benefit)	477	134	(951)	1,293	—	953
Capital expenditures of property, equipment, and intangible assets	980	54	142	—	—	1,176
Goodwill	542	—	—	6,275	—	6,817
Other intangibles	2,194	—	—	—	—	2,194
Total assets	6,729	952	144	117,225	—	125,050

	Performance	Services	Technology	Corporate	Discontinued
	Group	Group	Group	and Other	Operations	Total

2002:
Revenues	$9,224	$5,471	$—	$—	$—	$14,695
Depreciation and amortization expense	422	301	—	32	—	755
Operating income (loss)	1,545	496	(88)	(1,615)	—	338
Interest and dividend income	145	19	—	1,890	—	2,054
Equity in net income and management fees received from investments accounted for by the equity method	410	—	—	—	—	410
Income tax expense (benefit)	816	263	(36)	(929)	(703)	(589)
Capital expenditures of property, equipment, and intangible assets	637	171	717	66	—	1,591
Goodwill	542	—	—	6,275	—	6,817
Other intangibles	1,754	—	607	—	—	2,361
Total assets	13,992	2,857	784	110,526	—	128,159
2001:
Revenues	$10,334	$6,707	$—	$—	$—	$17,041
Depreciation and amortization expense	463	291	—	793	—	1,547
Operating income (loss) prior to impairment of long-lived assets	510	216	—	(4,760)	—	(4,034)
Impairment of long-lived assets	—	—	—	12,803	—	12,803
Operating income (loss)	510	216	—	(17,563)	—	(16,837)
Interest and dividend income	374	24	—	3,189	—	3,587
Compensation charge related to the acceleration of vesting of restricted stock	—	—	—	2,072	—	2,072
Gain on sale of investment	—	—	—	8,306	—	8,306
Income tax expense (benefit)	290	129	—	(2,015)	5,633	4,037
Capital expenditures of property, equipment, and intangible assets	716	2,233	—	7	882	3,838
Goodwill	—	—	—	6,344	—	6,344
Total assets	13,230	2,456	—	105,862	43,756	165,304

     In January 2004, the Company realigned its business operations and consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors. Furthermore, Cypress Re will be reported as a stand alone segment from Corporate and Other. Corporate and Other will consist of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Ambassadors or Cypress Re segments.

Comparison of Continuing Operations for the Year Ended December 31, 2003 to the Year Ended December 31, 2002

     Revenue decreased to $13.7 million during 2003 from $14.7 million in 2002. The decrease in revenue came from both the Performance Group and Services Group and was partially offset by the inclusion of software and technology related revenue from the Technology Group in 2003. The decrease in the Performance Group was a result of fewer programs being operated in 2003 combined with an overall decrease in program size due to corporate clients qualifying fewer incentive winners and operating fewer business meetings. The decrease in the Services Group was due to a lower number of registration events serviced, as well as a decrease in the convention revenue retained.

     We incurred cost of software and technology related sales in 2003 of $1.1 million related to the business acquired from Bluedot Software in the fourth quarter of 2002. As there were no such sales in 2002, we did not incur this cost in the prior year.

     Selling and tour promotion expenses increased to $4.4 million during 2003 from $4.0 million in 2002. The increase in selling and tour promotion expenses was due to the addition of expenses related to the Technology Group and additional sales personnel costs related to the Services Group. The increase in these segment expenses was partially offset by lower personnel expenses in the Performance Group.

     General and administrative expenses increased during 2003 to $11.2 million from $10.3 million in 2002. The increase in general and administrative expenses resulted from the addition of expenses related to the Technology Group and the amortization of intangible assets resulting from acquisitions conducted in 2002 in the Performance Group and the Technology Group.

     In December 2003, we consolidated the operations of the Technology Group into our corporate headquarters in Newport Beach, California in order to improve operating efficiencies and reduce future costs. Accordingly, we recorded a $0.9 million charge to write off the unamortized balance of the intangible asset, purchased software, from the acquisition of Bluedot Software in 2002, the write-down of assets, lease exit costs and employee relocation expenses due to the closure of the San Francisco office. No such impairment charge was recorded in 2002.

     During 2003, we reported an operating loss of $3.9 million compared to operating income of $0.3 million in 2002. Changes in operating income to an operating loss from 2002 to 2003 are the result of changes as described above.

     Other income in 2003 totaled $3.8 million in comparison to $2.5 million during 2002. Other income during 2003 consisted primarily of $1.3 million in interest income generated by cash, cash equivalents, and available-for-sale securities, $1.2 million from the final component of contingent consideration received on the sale of SatoTravel and $1.4 million resulting from income and service fees earned on unconsolidated equity investments. Other income during 2002 consisted primarily of $2.0 million in interest income generated by cash, cash equivalents, and available-for-sale securities and $0.5 million resulting from income and service fees earned on an equity investment. The decrease in interest income is due to the decrease in cash, cash equivalents and available-for-sale securities from $106.7 million at December 31, 2002 to $105.3 million at December 31, 2003 combined with lower investment yields.

     The effective tax rate for 2003 was significantly higher than the U.S. statutory rate due to recording approximately $1.6 million to establish a valuation allowance against net federal and state deferred tax assets.

     Loss from continuing operations was $1.0 million in 2003 compared to income of $2.8 million in 2002. The changes between the two years were the result of changes as described above.

Comparison of Continuing Operations for the Year Ended December 31, 2002 to the Year Ended December 31, 2001

     Revenue decreased to $14.7 million during 2002 from $17.0 million in 2001. The decrease in the Performance Group was a result of fewer programs being operated in 2002 combined with an overall decrease in program size due to corporate clients qualifying fewer incentive winners and operating fewer business meetings. The decrease in the Services Group was due to a lower number of convention events serviced, as well as a decrease in the participants at conventions operated.

     Selling and tour promotion expenses decreased to $4.0 million during 2002 from $5.5 million in 2001. The decrease in selling and tour promotion expenses came from both the Performance Group and Services Group. The decrease resulted from reduced headcount, salary reductions and lower commissions paid to sales personnel due to lower business volume.

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

     During 2002, we reported operating income of $0.3 million compared to an operating loss of $16.8 million in 2001. Excluding the pre tax impairment charge to the carrying value of long-lived assets of $12.8 million and the pre tax stock compensation charge related to the acceleration of vesting of restricted stock of $2.1 million, the operating loss would have been $1.9 million for 2001. Changes in operating income and loss from 2002 to 2001 are the result of changes as described above.

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

     Our effective income tax rate was 4% in 2002 compared to 35% in 2001. We recorded an income tax provision of $0.1 million in 2002 compared to a tax benefit of $1.6 million in 2001. The decrease in the effective tax rate for 2002 resulted from a high level of tax-exempt income in relation to operating income and the revaluation of state deferred tax assets to a higher rate as required by SFAS No. 109, “Accounting for Income Taxes.”

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

Liquidity and Capital Resources

     Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the years ended December 31, 2003, 2002 and 2001, was $1.2 million, $0.6 million and $7.2 million, respectively. The increase in cash flows from operations in 2003 versus 2002 is primarily due to the effects of the non-cash charges recorded in 2003 related to the amortization of the intangible assets, the impairment loss and lease exit costs related to the Technology Group and the deferred tax asset valuation allowance, which were partially offset by timing differences in the collection of current assets and the payment of current liabilities.

     Net cash provided by or (used in) investing activities for the years ended December 31, 2003, 2002 and 2001 was ($2.8) million, $23.7 million and ($13.0) million, respectively. The cash provided by investing activities for 2002 resulted from funding the distribution of the spin-off of AGI on February 28, 2002 and the Company holding a higher level of cash equivalents than in 2001 due to the relative indifference in investment yields. The cash used in investing activities for 2003 was primarily due to the contingent payments and residual purchases related to the 2002 business acquisitions of ITI and Bluedot Software.

     We do not have any material capital expenditure commitments for 2004.

     The terms of the Company’s acquisition of Bluedot Virtual Event Organization, Inc. included minimum contingent consideration of $100,000 to be paid in 2003 and $60,000 to be paid in 2004. As of December 31, 2003, the Company paid $100,000 of this minimum consideration. The terms of the Company’s investment in ITI included contingent payments due in March 2004 based upon fiscal 2003 income before income taxes. As of December 31, 2003, the Company accrued approximately $627,000 for the 2004 payment based upon 2003 income.

     Net cash used in financing activities during 2003 totaled $1.7 million and primarily relates to two $0.10 per share cash dividends paid to common shareholders in 2003 and the purchase and retirement of 98,000 shares of Company’s common stock. These uses of cash were partially offset by the proceeds received from the exercise of stock options. Net cash used in financing activities during 2002 totaled $5.4 million and primarily related to cash paid, net of liabilities assumed, as a dividend resulting from the spin-off of AGI to the holders of the Company’s common stock on February 28, 2002. Net cash used in financing activities during 2001 totaled $4.2 million primarily and related to cash paid by the Company for a dividend to its stockholders, repurchase and retirement of common stock and payments made on debt obligations which was partially offset by proceeds from the exercise of stock options. As of December 31, 2003, the Company had no long-term debt.

     As of December 31, 2003, the Company had approximately $105.3 million of cash and cash equivalents, and available-for-sale securities, including participants’ deposits and deferred revenue of $8.4 million. Cash balances could be reduced significantly if the financial institutions, which hold balances beyond what is federally insured, become insolvent. Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company’s anticipated operating needs, capital expenditures and acquisitions at least through 2004.

     The Company has an investment in the financial results of a property and casualty insurance program mainly consisting of auto liability and auto physical damage risks for the accident years ended June 30, 2003 and 2004. On June 18, 2003, the Company issued a letter of credit of approximately $1.3 million for its right to participate proportionately in the underwriting profits or losses of the accident year ended June 30, 2003. On November 5, 2003, the Company issued a letter of credit of approximately $1.8 million for its right to participate proportionately in the underwriting profits or losses of the accident year ending June 30, 2004. The Company’s maximum exposure to potential loss is approximately $2.1 million for the June 30, 2003 accident year and $2.5 million for the June 30, 2004 accident year, both of which includes the issued letter of credits. Subsequent to year end, these investments were transferred to the Company’s newly formed reinsurance company, Cypress Re.

     In the ordinary course of business the Company may from time to time be required to enter into letters of credit with airlines, travel providers or travel reporting agencies. As of December 31, 2003, the Company has issued approximately $458,000 in letters of credit related to normal business operations which expire at various dates through 2005.

     We are continuing to pursue further acquisitions of related travel and performance improvement, service and other businesses that may require the use of cash and cash equivalents. No assurance can be given that definitive agreements for any acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

     In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing and during 2003 the Company repurchased 98,000 shares for approximately $833,000. The Company does not believe that any future repurchases will have a significant impact on the Company’s liquidity.

     On September 2, 2003, the Board of Directors authorized a new dividend policy paying shareholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The first dividend of approximately $995,000 was paid on October 2, 2003 to shareholders of record on September 17, 2003. The second dividend of approximately $996,000 was paid on December 8, 2003 to shareholders of record on November 24, 2003. On February 24, 2004, the Company announced the third dividend to be paid on March 23, 2004 to shareholders of record on March 9, 2004. The Company and its Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future.

Disclosures about Contractual Obligations and Commercial Commitments

     The following table aggregates all contractual commitments and commercial obligations that affect the Company’s financial condition and liquidity position as of December 31, 2003:

	Payments Due by Period
	(dollars in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Obligations:
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	2,290	1,094	996	200	—
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	449	—	449	—	—

Total contractual cash obligations	$2,739	$1,094	$1,445	$200	$—

Off-Balance Sheet Transactions

     The Company does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

     The Company’s available-for-sale securities included debt and marketable equity securities of $57.9 million and $3.8 million, respectively, at December 31, 2003 and are subject to market risk. The potential change in the fair value of these investments, assuming a 50 basis point increase in interest rates relating to the debt securities and a 10% decline in price of the marketable equity securities would be approximately $334,000 and $379,000, respectively.

     The following table represents principal cash flows from available-for-sale debt securities outstanding as of December 31, 2003 by contractual maturity date, and the relative fair value and average interest rate (amounts in thousands, except interest rates):

			Expected Maturity Date
	December 31, 2003		Year Ending December 31,
	Cost	Fair Value	2004	2005
Debt securities:
State and political subdivisions	$54,093	$54,108	$48,971	$5,137
Corporate bonds	3,020	3,038	3,038	—

	57,113	57,146	52,009	5,137
Interest receivable	752	752	684	68

Total debt securities	$57,865	$57,898	$52,693	$5,205

Interest rate on debt securities		1.48%	1.48%	1.38%

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements are listed in Item 15 and are included herein on pages 24 through 47.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Information regarding the change in the Company’s independent accountants can be found in the Company’s Current Report on Form 8-K filed on April 8, 2002, which is incorporated herein by reference.

Item 9A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures: As of December 31, 2003, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting: For the fiscal year ended December 31, 2003, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003 which is expected to be filed with the Securities and Exchange Commission on or about April 14, 2004.

Item 11. Executive Compensation

     The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003 which is expected to be filed with the Securities and Exchange Commission on or about April 14, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003 which is expected to be filed with the Securities and Exchange Commission on or about April 14, 2004.

Item 13. Certain Relationships and Related Transactions

     The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003 which is expected to be filed with the Securities and Exchange Commission on or about April 14, 2004.

Item 14. Principal Accounting Fees and Services

     The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003 which is expected to be filed with the Securities and Exchange Commission on or about April 14, 2004.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedules:

Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001	48

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

(b)	Reports on Form 8-K

(1)	The Company filed a current report on Form 8-K on November 7, 2003 in connection with the announcing a new Chief Executive Officer and Co-Chairman of the Board and declaring a quarterly dividend.*

(2)	The Company filed a current report on Form 8-K on October 22, 2003 in connection with the dissemination of an earnings release.*

*	Report containing information that under Item 12 is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of the section. The Company is not incorporating, and will not incorporate by reference this report into a filing under the Securities Act or the Exchange Act.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Ambassadors International, Inc.

We have audited the accompanying consolidated balance sheets of Ambassadors International, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassadors International, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Irvine, California
February 13, 2004

Report of Independent Auditors

Board of Directors and Stockholders
Ambassadors International, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects the results of operations and cash flows of Ambassadors International, Inc. and its subsidiaries (the Company) for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
February 7, 2002, except for Note 3, which is as of February 28, 2002

Ambassadors International, Inc.
Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2003	2002
Assets:
Current assets:
Cash and cash equivalents	$43,609	$46,910
Available-for-sale securities	61,685	59,822
Accounts receivable, net of allowance of $75 and $73 in 2003 and 2002, respectively	2,132	2,550
Deferred income taxes	477	965
Prepaid program costs and other current assets	3,202	2,472

Total current assets	111,105	112,719
Property and equipment, net	1,010	1,507
Goodwill	6,817	6,817
Other intangibles	2,194	2,361
Deferred income taxes	2,433	4,146
Other assets	1,491	609

Total assets	$125,050	$128,159

Liabilities:
Current liabilities:
Accounts payable	$2,033	$3,395
Participants’ deposits	8,100	5,681
Accrued and other expenses	1,778	3,986

Total current liabilities	11,911	13,062
Non-current participants’ deposits	270	81
Other liabilities	179	—

Total liabilities	12,360	13,143
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,969,875 and 9,916,614 shares issued and outstanding in 2003 and 2002, respectively	100	99
Additional paid-in capital	89,450	88,940
Retained earnings	23,408	26,416
Accumulated other comprehensive loss	(268)	(439)

Total stockholders’ equity	112,690	115,016

Total liabilities and stockholders’ equity	$125,050	$128,159

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.
Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Travel and incentive related	$11,626	$14,147	$17,041
Software and technology related sales	1,492	—	—
License fees from equity investee	561	548	—

	13,679	14,695	17,041

Operating expenses:
Cost of software and technology related sales	1,050	—	—
Selling and tour promotion	4,412	4,014	5,544
General and administrative	11,233	10,343	15,531
Impairment loss and lease exit costs	891	—	—
Impairment of long-lived assets	—	—	12,803

	17,586	14,357	33,878

Operating income (loss)	(3,907)	338	(16,837)

Other income:
Interest and dividend income	1,307	2,054	3,587
Realized gain on sale of available-for-sale securities	1,152	—	8,306
Other, net (Note 8)	1,384	485	409

	3,843	2,539	12,302

Income (loss) from continuing operations before income taxes	(64)	2,877	(4,535)
Provision (benefit) for income taxes	953	114	(1,596)

Income (loss) from continuing operations	(1,017)	2,763	(2,939)
Income (loss) from discontinued operations (net of income tax expense (benefit) of $0, $(703) and $5,633, respectively)	—	(1,197)	10,437

Net income (loss)	$(1,017)	$1,566	$7,498

Earnings (loss) per share — basic:
Continuing operations	$(0.10)	$0.28	$(0.30)
Discontinued operations	—	(0.12)	1.08

Net income (loss)	$(0.10)	$0.16	$0.78

Weighted-average common shares outstanding — basic	9,912	9,854	9,642

Earnings (loss) per share — diluted:
Continuing operations	$(0.10)	$0.27	$(0.30)
Discontinued operations	—	(0.12)	1.05

Net income (loss)	$(0.10)	$0.15	$0.75

Weighted-average common shares outstanding — diluted	9,912	10,162	9,960

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Loss	Total
Balance at December 31, 2000	9,676,324	$97	$86,055	$36,654	$(1,336)	$401	$121,871

Comprehensive income:
Net income	—	—	—	7,498	—	—	7,498
Other comprehensive loss:
Foreign currency translation, net of tax benefit of $399	—	—	—	—	—	(741)	(741)
Marketable securities, net of tax benefit of $435	—	—	—	—	—	(680)	(680)

Comprehensive income							6,077
Stock options exercised	155,779	2	1,932	—	—	—	1,934
Stock grants vested	—	—	736	—	1,336	—	2,072
Stock retired	(36,690)	(1)	(771)	—	—	—	(772)
Tax benefit associated with stock grants and exercise of stock options	—	—	(121)	—	—	—	(121)
Additional consideration in satisfaction of purchase price contingencies	17,588	—	313	—	—	—	313
Dividend payment on common stock	—	—	—	(5,134)	—	—	(5,134)

Balance at December 31, 2001	9,813,001	98	88,144	39,018	—	(1,020)	126,240

Comprehensive income:
Net income	—	—	—	1,566	—	—	1,566
Other comprehensive income:
Foreign currency translation included in dividend paid upon spin-off, net of taxes of $163	—	—	—	—	—	340	340
Marketable securities, net of taxes of $135	—	—	—	—	—	241	241

Comprehensive income							2,147
Stock options exercised	97,389	1	599	—	—	—	600
Issuance of stock	44,224	—	371	—	—	—	371
Stock purchased and retired	(38,000)	—	(305)	—	—	—	(305)
Tax benefit associated with stock grants and exercise of stock options	—	—	131	—	—	—	131
Stock dividend upon spin-off	—	—	—	(14,168)	—	—	(14,168)

Balance at December 31, 2002	9,916,614	99	88,940	26,416	—	(439)	115,016

Comprehensive income (loss):
Net loss	—	—	—	(1,017)	—	—	(1,017)
Other comprehensive income:
Marketable securities, net of taxes of $83	—	—	—	—	—	171	171

Comprehensive loss							(846)
Stock options exercised	151,261	2	1,116	—	—	—	1,118
Stock purchased and retired	(98,000)	(1)	(832)	—	—	—	(833)
Tax benefit associated with stock grants and exercise of stock options	—	—	226	—	—	—	226
Dividends ($0.20 per share)	—	—	—	(1,991)	—	—	(1,991)

Balance at December 31, 2003	9,969,875	$100	$89,450	$23,408	$—	$(268)	$112,690

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.
Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(1,017)	$1,566	$7,498
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,249	877	2,466
Deferred income tax provision (benefit)	2,119	1,641	(7,267)
Impairment loss and lease exit costs	891	—	—
Write-down of intangible assets	—	—	18,010
Write-down of other investments	—	—	730
Amortization of unearned compensation	—	—	2,072
Gain on sale of available-for-sale securities	(1,152)	—	(8,306)
Unrealized gain on foreign currency exchange contracts	—	—	(1,565)
Undistributed earnings from equity investments	(1,116)	(251)	—
Other, net	—	—	(70)
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	418	2,055	(341)
Prepaid program costs and other current assets	(504)	1,281	1,689
Other assets	234	57	—
Accounts payable and accrued expenses	(2,481)	(2,218)	1,071
Current and non-current participants’ deposits	2,608	(4,440)	(8,831)

Net cash provided by operating activities	1,249	568	7,156

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	50,977	106,089	94,225
Purchase of available-for-sale securities	(51,435)	(81,474)	(111,573)
Proceeds from the sale of other investments	—	—	7,205
Purchase of other investments	(1,934)	(173)	(320)
Cash paid for acquisitions of subsidiaries, net of cash received	(121)	(308)	(1,454)
Purchase of property and equipment	(348)	(404)	(1,141)
Proceeds from sale of property and equipment	17	—	24

Net cash provided by (used in) investing activities	(2,844)	23,730	(13,034)

Cash flows from financing activities:
Distribution resulting from spin-off of subsidiary	—	(5,299)	—
Payments on note payable	—	(200)	(200)
Proceeds from exercise of stock options	1,118	395	1,934
Purchase and retirement of common stock	(833)	(305)	(772)
Dividends paid on common stock	(1,991)	—	(5,134)

Net cash used in financing activities	(1,706)	(5,409)	(4,172)

Net increase (decrease) in cash and cash equivalents	(3,301)	18,889	(10,050)
Cash and cash equivalents, beginning of year	46,910	28,021	38,071

Cash and cash equivalents, end of year	$43,609	$46,910	$28,021

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5	$14
Cash paid for income taxes	352	798	10,296

See Notes 2 and 11 for non-cash investing and financing activities.

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

In December 2003, the Company formed Cypress Reinsurance, Ltd (“Cypress Re”) as a complement to its primary business. Cypress Re is a specialty reinsurance company that takes selective reinsurance risks in property and casualty insurance programs. In connection with these programs, Cypress Re intends to market to the insureds the Performance Group’s portfolio of merchandise, incentive and debit card programs.

Basis of Presentation

As more fully described in Note 3, on January 25, 2002, the Company’s Board of Directors approved a spin-off distribution that separated the Company into two publicly traded entities. The consolidated statement of cash flows for all years presented and related information in the notes to consolidated financial statements for the year ended December 31, 2001 include the effects of discontinued operations on a consolidated basis, without separate identification and classification of discontinued operations. Certain reclassifications have been made to amounts in 2001 and 2002 to conform with the 2003 presentation.

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

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of net unrealized losses on marketable securities of $268,000 and $439,000, net of deferred income taxes, at December 31, 2003 and 2002, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to the aggregate of net income (loss) and certain other revenues, expenses, gains and losses recorded directly as adjustments to stockholders’ equity, net of tax.

Other Investments

The Company includes its minority investments in other operating companies as other assets in the accompanying balance sheets. The cost of these minority investments is allocated against the underlying fair value of the net assets of the investee. Any cost of the investment over the Company’s portion of the underlying fair value of the net assets of the investee is recorded as goodwill. The Company accounts for its equity investments in accordance with Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires identification of our participation in

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

variable interest entities (“VIEs”), which are identified as entities with a level of invested equity insufficient to fund future activities to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company reviewed its equity investments as of December 31, 2003 and concluded that none classified as a VIE or met the requirements for consolidation or disclosure within the scope of FIN 46. When the requirements of FIN 46 are not met, the Company accounts for equity investments with ownership ranging from 20% to 50% using the equity method and equity investments with ownership of less than 20% using the cost method.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Cost of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. Major additions and betterments are capitalized. Property and equipment are depreciated using the straight-line method generally over 3 to 7 years. Leasehold improvements are amortized over the lesser of the useful life or respective term of the lease. The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations.

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

As of December 31, 2003, the Company completed its annual impairment tests and recorded approximately $573,000 to write off the unamortized balance of an intangible asset, purchased software, and equipment related to the 2002 asset purchase within the Technology Group. See Note 4 for further discussion.

The following table reconciles the Company’s net income (loss) and earnings (loss) per share from continuing operations as reported, to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect for the period prior to the adoption of SFAS No. 142 (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Income (loss) from continuing operations:
As reported	$(1,017)	$2,763	$(2,939)
Goodwill amortization, net of tax	—	—	495

As adjusted	$(1,017)	$2,763	$(2,444)

Earnings (loss) per share — basic
As reported	$(0.10)	$0.28	$(0.30)
As adjusted	(0.10)	0.28	(0.25)

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

	Years Ended December 31,
	2003	2002	2001
Earnings (loss) per share — diluted
As reported	$(0.10)	$0.27	$(0.30)
As adjusted	(0.10)	0.27	(0.25)

Revenue Recognition

The Company bills travel participants, mainly consisting of large corporations, in advance, of which the cash received is recorded as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel, rail passes and other program costs in advance of travel, which are recorded as prepaid program costs. The Company recognizes travel revenue and related costs when travel convenes and classifies such revenue as travel and incentive related.

Revenue from hotel reservation, registration and related travel services are recognized when the convention commences. Revenue from the sale of merchandise is recognized when the merchandise is shipped. Revenue from pre-paid certificate-based merchandise incentive programs is deferred until the Company’s obligations are fulfilled or upon management’s estimates (based upon historical trends) that the certificate will not be redeemed. These revenues are classified as travel and incentive related.

Revenue from software and technology related sales is derived from a combination of license and maintenance fees and services provided with its enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from development contracts is recognized using the percentage-of-completion method in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue from contracts relating to only maintenance or hosting of data is recognized on a straight-line basis over the period that the services are provided.

Revenue from license fees is recognized based on a contracted percentage of total program receipts recorded from licensing sources.

Selling and Tour Promotion Expenses

Selling and tour promotion costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized. As more fully described in Note 9, in 2003 the Company established a valuation reserve of approximately $1,587,000 on the net deferred tax asset.

Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The dilutive effect of options outstanding is reflected in dilutive earnings (loss) per share by application of the treasury method.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Accounting for Stock Options

The Company has certain stock-based employee compensation plans, which are more fully described in Note 11, “Stock Plans.” As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Because all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income (loss) under the Company’s application of APB Opinion No. 25.

The following table presents the effects on net income (loss) and earnings (loss) per share if the Company had recognized compensation expense under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$(1,017)	$1,566	$7,498
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(327)	(937)	(689)

Net income (loss), pro forma	$(1,344)	$629	$6,809

Earnings (loss) per share — basic
As reported	$(0.10)	$0.16	$0.78
Pro forma	(0.14)	0.06	0.71
Earnings (loss) per share — diluted
As reported	$(0.10)	$0.15	$0.75
Pro forma	(0.14)	0.06	0.68

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001:

	2003	2002	2001
Dividend yield	3.0%	0.0%	0.0%
Expected volatility	59%	61%	56%
Risk free interest rates	3.2%	4.0%	5.8%
Expected option lives	4.5 years	4.5 years	4.7 years

Dividends Declared

On September 2, 2003, the Board of Directors authorized a new dividend policy paying shareholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The first dividend of approximately $995,000 was paid on October 2, 2003 to shareholders of record on September 17, 2003. The second dividend of approximately $996,000 was paid on December 8, 2003 to shareholders of record on November 24, 2003.

The Company and its Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Business Segments

The Company reports segment data based on the “management” approach which designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees pre-existing before the implementation of FIN 45 are required to be disclosed in financial statements issued after December 15, 2002. The adoption of this interpretation did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued FIN 46 and in December 2003, a revised interpretation was issued (FIN No. 46(R). In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs (i.e. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not and will not have a material effect on the Company’s financial position or results of operations.

In May 2003, the Emerging Issues Task Force issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities; specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s consolidated results of operations or financial position.

In December 2003, the SEC published Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 was effective upon issuance and supercedes SAB No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded by EITF 00-21. Additionally, SAB 104 rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 have remained largely unchanged. The adoption of SAB 104 did not have a material effect on the Company’s consolidated results of operations or financial position.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

2. Business Acquisitions and Investments

In November 2002, the Performance Group acquired a 51% ownership interest in Innovations In Marketing, LLC (“IIM”). IIM was a start-up performance incentive and meeting management company which operated out of the Company’s corporate headquarters in Newport Beach, California. IIM’s initial capital consisted of $1,000 of which 51% was contributed by APG and 49% was contributed by the minority owner. Members shared in IIM’s gains and losses in proportion to their membership interests. However, loss allocations to a member were to be made only to the extent that such loss allocations would not create a deficit capital account balance for that member greater than the member’s share of the liquidation value of the company. The Operating Agreement specified that APG may loan IIM up to $400,000 for the working capital needs of the company during its first six months of operation. Furthermore, the agreement stated that after the first six months of operation the minority shareholder may loan IIM up to $100,000. Both loans shall bear interest at a rate of 2% per year and shall be repaid by IIM prior to any distributions of earnings being made to any IIM shareholder. The outstanding balance on APG’s loan to IIM as of December 31, 2002 was approximately $176,000 which was eliminated in consolidation. On October 15, 2003, APG sold its 51% ownership interest to the minority owner and the outstanding balance of the loan was resolved prior to sale.

In December 2002, the Technology Group acquired certain of the assets and business of Bluedot Virtual Event Organization, Inc. (“Bluedot Software”) out of Chapter 11 bankruptcy. Bluedot Software, located in San Francisco, California, develops, markets and distributes event portfolio management solutions for corporations and large associations. The purchase price consisted of debtor-in possession financing and other costs of $308,000, the assumption of liabilities and future contingent payments to the sellers covering the twenty-four months following the closing date. The Company allocated the excess purchase price to an intangible asset, purchased software, of $607,000. The amortization period for this intangible asset was five years. During 2003, the Company provided an additional investment of approximately $21,000 which was allocated to purchased software. As more fully described in Note 4, in 2003 the Company wrote off the unamortized balance of the intangible asset.

During the first twelve months following the closing, the Technology Group shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $25,000 per quarter as the First Year Minimum Payments. During the second year following the closing, ATC shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $15,000 per quarter as the Second Year Minimum Payments. As of December 31, 2003, ATC had paid $100,000 for the first year minimum contingent payments and recorded these payments as an adjustment to the purchase price.

All of the above acquisitions have been accounted for using the purchase method of accounting. The results of operations of these companies have been included in other income in the consolidated statements of operations since their respective dates of acquisition. The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable and do not reflect any benefit from economies which might be achieved from combined operations.

In addition to the business acquisitions described above, the Company holds minority investments in other operating companies. Other investments during the periods presented in the accompanying balance sheets and statements of operations include the following:

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

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

recorded a gain of approximately $8.3 million in other income ($5.5 million net of income taxes). The agreement also provided for an additional payment of cash and stock to be paid to the Company if SatoTravel, as a subsidiary of Navigant, had achieved certain revenue objectives by June 14, 2002. The additional payment was disputed by Navigant and both parties agreed to arbitration to settle the dispute. In June 2003, the arbitration was settled and the Company received approximately $0.7 million in cash, net of arbitration related expenses, and approximately 36,000 shares of common stock of Navigant. As of December 31, 2003, the Company recorded in other income the final component of the gain consideration on the sale of this investment in the amount of approximately $1.2 million ($0.7 million net of income taxes).

•	In October 2000, the Company purchased a minority interest in Milepoint, Inc., a development stage internet company which enables customers to convert accrued credits toward online purchasing. This investment was reported at the lower of cost or estimated net realizable value. During the quarter ended December 31, 2001, the Company recorded a loss of approximately $400,000 which the Company’s management believed to be other than a temporary decline in the market value of this investment. The recorded loss represented the balance of this investment and thus, the Company has no future financial exposure on this investment.

•	In March 2002, the Performance Group acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement call for contingent payments through 2005 based upon actual income before income taxes multiplied by the Performance Group’s 49% ownership interest calculated based on a predefined multiplier. Total payments related to ITI’s fiscal 2002 results were $2.5 million of which approximately $1.9 million was paid during 2003 and was allocated to intangible assets (license). The remaining purchase price of $542,000 was paid during 2002 and was allocated to goodwill. As of December 31, 2003, the Performance Group’s obligation related to ITI’s fiscal 2003 results is estimated to be approximately $627,000 which has been accrued and allocated to intangible assets (license). License fees earned from ITI are included in the operations of the Performance Group and represent approximately $561,000 and $548,000 for the years ended December 31, 2003 and 2002, respectively. The Company also recorded its proportional share of the earnings and management fees from ITI of approximately $1,019,000 and $410,000 for the years ended December 31, 2003 and 2002, respectively, which are included in other income. At December 31, 2003 and 2002, the Company had approximately $233,000 and $59,000, respectively, in receivables related to license and management fees and approximately $784,000 and $251,000, respectively, in undistributed earnings from ITI.

•	The Company has an investment in the financial results of a property and casualty insurance program mainly consisting of auto liability and auto physical damage risks for the accident years ended June 30, 2003 and 2004. On June 18, 2003, the Company issued a letter of credit of approximately $1.3 million for its right to participate proportionately in the underwriting profits or losses of the accident year ended June 30, 2003. On November 5, 2003, the Company issued a letter of credit of approximately $1.8 million for its right to participate proportionately in the underwriting profits or losses of the accident year ending June 30, 2004. The Company has recorded its proportional share of the income from this investment of approximately $331,000 for the year ended December 31, 2003 in other income. The Company’s maximum exposure to potential loss is approximately $2.1 million for the accident year ended June 30, 2003 and $2.5 million for the accident year ending June 30, 2004, both of which include the issued letter of credits. Subsequent to year end, these investments were transferred to the Company’s newly formed reinsurance company, Cypress Re.

At December 31, 2003 and 2002, the above other investments represented approximately $1,278,000 and $413,000, respectively, and were included in other assets in the accompanying balance sheets.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

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

The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the dividend. The spin-off impacted the Company’s balance sheet on February 28, 2002 by reducing total assets, liabilities, and stockholders’ equity by $34.8 million, $21.0 million and $13.8 million respectively. The effect of the spin-off on the Company’s statements of operations for the years ended December 31, 2002 and 2001 are reflected as discontinued operations.

The revenues and income (loss) from discontinued operations before income taxes are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenue	$—	$518	$43,413
Income (loss) from discontinued operations before income taxes	—	(1,900)	16,070

The Company entered into various agreements with AGI providing for the separation of AGI’s business operations from the Company. These agreements also govern various interim and ongoing relationships.

One of these agreements provided for a credit facility in which the Company agreed to provide loans to AGI for certain purposes. AGI may borrow up to $20 million at any time with three days written notice to the Company. All monies outstanding, including principal and interest, mature no later than August 31, 2003. All borrowings bear interest at the prime interest rate as reported in the Wall Street Journal one business day after the request for a borrowing is received by the Company. The credit facility expired in 2003 and contained no borrowings upon expiration.

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

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

4. Impairment Loss and Lease Exit Costs

In December 2003, the Company consolidated the operations of the Technology Group into its corporate headquarters in Newport Beach, California in order to improve operating efficiencies and reduce future costs. As discussed in Note 1, the Company performed its annual impairment test on the Technology Group’s intangible asset, purchased software, and concluded that due to the recent consolidation of operations, the asset was impaired. Accordingly, the Company recorded a charge related to the unamortized balance of the purchased software related to the acquisition of Bluedot Software in 2002 of approximately $502,000. The Company also recorded approximately $389,000 related to the write-down of assets, lease exit costs and employee relocation expenses due to the closure of the San Francisco office. At December 31, 2003, approximately $317,000 remained unpaid and is included in accounts payable and other liabilities in the accompanying balance sheet.

5. Available-for-Sale Securities

At December 31, 2003 and 2002, the cost and estimated fair values of the Company’s investments in marketable equity securities and U.S. government and agency obligations were as follows (in thousands):

		Gross	Gross	Fair Value/
		Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value
December 31, 2003:
Debt securities:
State and political subdivisions	$54,093	$28	$(13)	$54,108
Corporate bonds	3,020	18	—	3,038

	57,113	46	(13)	57,146
Interest receivable	752	—	—	752

Total debt securities	57,865	46	(13)	57,898
Marketable equity securities	4,269	—	(482)	3,787

	$62,134	$46	$(495)	$61,685

		Gross	Gross	Fair Value/
		Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value
December 31, 2002:
Debt securities:
State and political subdivisions	$44,532	$126	$(1)	$44,657
Corporate bonds	11,237	42	—	11,279

	55,769	168	(1)	55,936
Interest receivable	961	—	—	961

Total debt securities	56,730	168	(1)	56,897
Marketable equity securities	3,795	—	(870)	2,925

	$60,525	$168	$(871)	$59,822

The following table represents the gross unrealized loss by date acquired as of December 31, 2003 (in thousands):

	Less than	Greater than
	12 Months	12 Months	Total
Gross unrealized loss:
State and political subdivisions	$(13)	$—	$(13)
Marketable equity securities	28	(510)	(482)

	$15	$(510)	$(495)

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

As of December 31, 2003, the Company reviewed the available-for-sale debt and equity securities concluding that the unrealized losses incurred are considered to be temporary and are not impaired.

As discussed in Note 2, the Company recorded realized gains related to its investment in SatoTravel of approximately $1.2 million and $8.3 million for the years ended December 31, 2003 and 2001, respectively. The Company also realized a loss on its investment in Milepoint, Inc. of approximately $400,000 for the year ended December 31, 2001 which is also discussed in Note 2. The Company recorded no realized gains or losses in 2002.

The following table represents principal cash flows from available-for-sale debt securities outstanding as of December 31, 2003 by contractual maturity date and average interest rate (in thousands, except interest rates):

	Maturity Date
	Year Ending December
	31,
	2004	2005
Debt securities:
State and political subdivisions	$48,971	$5,137
Corporate bonds	3,038	—

	52,009	5,137
Interest receivable	684	68

Total debt securities	$52,693	$5,205

Interest rate on debt securities	1.48%	1.38%

6. Property and Equipment

Property and equipment consists of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Computer software and equipment	$2,019	$1,897
Office furniture, fixtures and equipment	1,894	1,855
Leasehold improvements	638	678

	4,551	4,430
Less accumulated depreciation and amortization	(3,541)	(2,923)

	$1,010	$1,507

Depreciation and amortization expense from continuing operations related to property and equipment was approximately $756,000, $755,000 and $761,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In 2003, the Company also incurred approximately $38,000 in additional depreciation expense related to the write-off of equipment from the 2002 asset purchase within the Technology Group as described in Note 4.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

7.	Goodwill and Other Intangibles

Goodwill and other intangibles consists of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Goodwill	$8,063	$8,063
Less accumulated amortization	(1,246)	(1,246)

Goodwill, net	$6,817	$6,817

Other Intangibles:
License	$2,561	$1,754
Purchased software	628	607

	3,189	2,361
Less accumulated amortization	(995)	—

Total other intangibles	$2,194	$2,361

Due to the adoption of SFAS No. 142, there was no goodwill amortization for the years ended December 31, 2003 and 2002. Amortization expense from continuing operations related to goodwill was approximately $786,000 for the year ended December 31, 2001. As of December 31, 2002, there was no accumulated amortization on the license and purchased software as these amounts were recorded at year end. As of December 31, 2003, the Company recorded amortization expense of the license and purchased software of approximately $367,000 and $126,000, respectively. As described in Note 4, also included in accumulated amortization at December 31, 2003 is approximately $502,000 related to the write off of the unamortized balance of the purchased software.

The estimated aggregate amortization expense for other intangibles is approximately $439,000 per year for fiscal years ended December 31, 2004 through December 31, 2008.

The Company increased other intangibles by approximately $807,000 related to additional license fee contingent payments for the ITI investment and by approximately $21,000 related to an additional investment that was allocated to purchased software.

Goodwill associated with discontinued operations was approximately $700,000 with an accumulated amortization balance of approximately $630,000. The Company increased goodwill by approximately $543,000 resulting from the investment in ITI in March 2002. During 2001, the Company paid final consideration for the Performance Group and Services Group acquisitions of $1,763,000 and $930,000, respectively, which was allocated to goodwill.

Principally as a result of the impact of the terrorist acts that occurred on September 11, 2001, the response by the United States since October 7, 2001, and the resulting negative impact these events have had on domestic and international air travel, and the travel industry in general, the Company reviewed the carrying value of long-lived assets associated with certain of its acquisitions. The Company recorded a non-cash charge of $12.8 million in the fourth quarter of 2001, which represented the impairment of such long-lived assets in the Corporate and Other business segment; goodwill and other related intangible assets. This charge was based on the amount by which the book value exceeded the current estimated fair market value of the goodwill. The current estimated fair market value was determined primarily using the anticipated cash flows of the operations of the related acquired companies.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

8.	Other Income

Other income includes the following at December 31, 2003, 2002 and 2001 (in thousands):

	December 31,
	2003	2002	2001
Other, net:
Equity earnings and management fees	$1,020	$410	$—
Allocable earnings from insurance contract	331	—	—
Other income (expense)	33	75	409

Total other, net	$1,384	$485	$409

9.	Income Taxes

The income tax provision (benefit) included in the consolidated statements of operations is as follows (in thousands):

	December 31,
	2003	2002	2001
Current:
Federal	$(1,347)	$(2,395)	$10,722
State	(45)	(280)	581

Total current	(1,392)	(2,675)	11,303
Deferred:
Deferred	758	2,086	(7,266)
Valuation allowance for deferred tax assets	1,587	—	—

Total deferred	2,345	2,086	(7,266)

Total income tax provision (benefit)	$953	$(589)	$4,037

The income tax provision (benefit) applicable to continuing operations and discontinued operations is as follows (in thousands):

	December 31,
	2003	2002	2001
Provision for continuing operations:
Current	$(1,392)	$(1,977)	$3,726
Deferred	758	2,091	(5,322)
Valuation allowance for deferred tax assets	1,587	—	—

Total provision for continuing operations	953	114	(1,596)

Provision for discontinued operations:
Current	—	(698)	7,577
Deferred	—	(5)	(1,944)

Total provision for discontinued operations	—	(703)	5,633

Total income tax provision (benefit)	$953	$(589)	$4,037

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

The reconciliation of U.S. statutory federal income tax expense to income tax provision (benefit) on income (loss) from continuing operations is as follows (in thousands):

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Provision (benefit) at the federal statutory rate	$(22)	35.0%	$1,007	35.0%	$(1,587)	35.0%
Nondeductible goodwill amortization	—	0.0	—	0.0	151	(3.3)
Write-down of intangible assets	—	0.0	—	0.0	717	(15.8)
Valuation allowance for deferred tax assets	1,587	(2,479.7)	—	0.0	—	0.0
State income tax, net of federal benefit	22	(35.0)	(512)	(17.8)	170	(3.7)
Tax exempt interest	(436)	681.3	(556)	(19.3)	(991)	21.9
Other	(198)	309.4	175	6.1	(56)	1.2

	$953	(1,489.0)%	$114	4.0%	$(1,596)	35.3%

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	2003	2002
Deferred tax assets:
Accrued vacation and compensation	$62	$103
Unrealized loss on marketable securities	180	591
Amortization of intangible assets	3,833	4,064
Allowance for billing reserve	190	184
Other	232	169

Total deferred tax assets	4,497	5,111
Valuation allowance for deferred tax assets	(1,587)	—

Net deferred tax assets	$2,910	$5,111

At December 31, 2003, the Company has a federal and state net operating loss (“NOL”) carryforward of approximately $126,000 and $980,000, which begin to expire in 2011 and 2008, respectively. Utilization of these losses may be subject to an annual limitation due to ownership change constraints set forth in the Internal Revenue Code of 1986 and similar state tax provisions.

The Company has federal AMT credit carryforwards of $213,000 which carryforward indefinitely.

At December 31, 2003, the Company recorded a valuation allowance against its net deferred tax assets of approximately $1,587,000. SFAS No. 109 requires that a valuation allowance must be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. In accordance with SFAS No. 109, the recent decline in the Company’s operating and taxable income and full utilization of its available loss carrybacks represents sufficient negative evidence so as to require the establishment of a partial valuation allowance.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

10.	Commitments and Contingencies

The Company leases office facilities and office equipment under non-cancelable operating leases. The Company’s obligations under non-cancelable lease commitments end in 2008 and are as follows (in thousands):

Year Ending December 31,:
2004	$1,094
2005	617
2006	187
2007	192
2008	200

$2,290

Total rent expense from continuing operations for the years ended December 31, 2003, 2002 and 2001 was approximately $1,237,000, $1,024,000 and $1,149,000 respectively. As described in Note 4, the Company incurred approximately $304,000 of lease exit costs associated with the San Francisco, California office of the Technology Group which represents lease obligations, net of anticipated sublease income, beginning January 2004 and continuing until the Company can exercise the early termination clause of the contract.

The Company entered into agreements to sublease office facilities in Newport Beach, California and Boston, Massachusetts. Sublease rental income from continuing operations for the years ended December 31, 2003, 2002 and 2001 was approximately $246,000, $187,000 and $353,000, respectively. Included in the sublease income are amounts received from a related party of approximately $40,000, $40,000 and $36,000 for each of the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum rental income under the non-cancelable subleases is approximately $41,000 for the year ended December 31, 2004 and is due from a related party.

In the ordinary course of business the Company may from time to time be required to enter into letters of credit with airlines, travel providers or travel reporting agencies. As of December 31, 2003, the Company has issued approximately $457,600 in letters of credit related to normal business operations which expire at various dates through 2005.

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

11.	Stock Plans

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

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

remain constant, the aggregate difference between market value and exercise price immediately prior to and immediately after the spin-off had to be the same. No new measurement date occurred upon modification of the stock options.

Stock option transactions are summarized as follows:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Balance, December 31, 2000	1,064,387	$14.12
Granted	233,850	21.54
Forfeited	(145,097)	13.86
Exercised	(155,779)	12.41

Balance, December 31, 2001	997,361	16.40
Granted	113,784	8.12
Spin-off conversion adjustment	623,665	N/A
Canceled upon spin-off	(381,839)	13.97
Forfeited	(56,230)	10.17
Exercised	(97,389)	6.16

Balance, December 31, 2002	1,199,352	7.40
Granted	224,900	12.28
Forfeited	(40,398)	7.72
Exercised	(151,261)	7.31

Balance, December 31, 2003	1,232,593	$8.09

		Weighted-
	Number of	Average
	Shares	Exercise Price
Options exercisable at:
December 31, 2001	997,361	$16.40
December 31, 2002	699,840	7.36
December 31, 2003	743,465	6.89

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2003:

		Wtd. Avg.			Wtd. Avg.
	Number	Remaining	Wtd. Avg.	Number	Exercise Price
Range of	Outstanding	Contractual	Exercise	Exercisable	of Exercisable
Exercise Price	as of 12/31/03	Life	Price	as of 12/31/03	Options
$2.93-$4.41	199,522	3.0	$3.91	199,522	$3.91
$4.42-$6.61	288,372	5.7	5.50	229,819	5.53
$6.62-$9.91	373,966	7.3	8.43	181,709	8.41
$9.92-$14.64	370,733	7.8	12.00	132,415	11.68

	1,232,593	6.4	$8.09	743,465	$6.89

The weighted-average fair value of options granted during 2003, 2002 and 2001 was $5.19, $3.35 and $11.49, per share, respectively.

In addition to the stock options above, restricted stock awards were granted during 2000 to five Company officers and directors aggregating 110,000 shares, at a weighted average price of $14.31. These awards were to fully vest within the period from May 2003 to December 2004, provided the grantees are employees, officers, or directors of the Company at that time. During December 2001, the vesting of these restricted stock awards was accelerated at the direction of the Board of Directors resulting in a new measurement date. The Company

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

incurred compensation expense of approximately $1,305,000, net of income taxes, related to these stock grants during 2001.

12.	Employee Benefit Plan

Effective January 1, 1993, the Company established a noncontributory profit sharing plan that covers substantially all employees. During 1996, the assets of the plan were transferred into a new 401(k) Profit-Sharing Plan (the “401(k) Plan”). In connection with the spin-off in February 2002, AGI established a separate 401(k) Profit Sharing Plan for the employees of AGI. All of the assets associated with the employees of AGI were transferred from the plan to AGI’s new Plan. The transfer was completed on June 30, 2002 and represented 88 participants and approximately $1,338,000 of Plan assets.

Employees are eligible to participate in the 401(k) Plan upon six months of service and 21 years of age. Employees may contribute up to 92% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 2003, 2002 and 2001, the Company contributed approximately $40,000, $40,000 and $82,000, respectively, to the 401(k) Plan.

13.	Common Stock Repurchase Plan

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing and as of December 31, 2003, the Company has repurchased 751,500 shares for approximately $8.7 million. During the year ended December 31, 2003, 98,000 shares for approximately $833,000 were repurchased.

14.	Fair Value of Financial Instruments

The estimated fair values of the financial instruments as of December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$43,609	$43,609	$46,910	$46,910
Available-for-sale securities	61,685	61,685	59,822	59,822
Other investments	1,278	1,278	413	413

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

Other Investments - The carrying value of other investments approximates fair value due to the amount consisting of undistributed earnings from equity investees.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

15.	Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share (EPS) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	2003	2002	2001
Numerator:
Net income (loss) for basic and diluted earnings per share	$(1,017)	$1,566	$7,498

Denominator:
Weighted-average shares outstanding — basic	9,912	9,854	9,642
Effect of dilutive common stock options	—	308	208
Effect of dilutive unvested restricted common stock	—	—	110

Weighted-average shares outstanding — diluted	9,912	10,162	9,960

At December 31, 2003, 2002 and 2001 there were approximately 147,000, 144,000 and 367,000 stock options outstanding, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive. At December 31, 2003 the effect of dilutive common stock options of 258,000 shares have also been excluded from the weighted-average share calculation as the effects of these shares are anti-dilutive.

16.	Business Segments

The Company operated the Performance Group and Services Group segments during 2003, 2002 and 2001. The Technology Group segment was added in December 2002. On February 28, 2002, the Company spun-off the Education Group and recorded the effect of the transaction as a disposition of discontinued operations. Corporate and Other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Performance, Services and Technology Groups. In 2003, Corporate and Other also includes Cypress Re as this segment was not a stand alone reporting unit during the period. Selected financial information related to these segments is as follows (in thousands):

	Performance	Services	Technology	Corporate	Discontinued
	Group	Group	Group	and Other	Operations	Total
2003:
Revenues	$7,609	$4,578	$1,492	$—	$—	$13,679
Depreciation and amortization expense	783	254	176	36	—	1,249
Impairment loss and lease exit costs	—	—	891	—	—	891
Operating income (loss)	86	289	(2,348)	(1,934)	—	(3,907)
Interest income (expense) and dividend income	125	34	(18)	1,166	—	1,307
Gain on sale of available-for-sale securities	—	—	—	1,152	—	1,152
Equity in net income and management fees received from investments accounted for by the equity method	1,019	—	—	332	—	1,351
Income tax expense (benefit)	477	134	(951)	1,293	—	953
Capital expenditures of property, equipment, and intangible assets	980	54	142	—	—	1,176
Goodwill	542	—	—	6,275	—	6,817

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

	Performance	Services	Technology	Corporate	Discontinued
	Group	Group	Group	and Other	Operations	Total
Other intangibles	2,194	—	—	—	—	2,194
Total assets	6,729	952	144	117,225	—	125,050
2002:
Revenues	$9,224	$5,471	$—	$—	$—	$14,695
Depreciation and amortization expense	422	301	—	32	—	755
Operating income (loss)	1,545	496	(88)	(1,615)	—	338
Interest and dividend income	145	19	—	1,890	—	2,054
Equity in net income and management fees received from investments accounted for by the equity method	410	—	—	—	—	410
Income tax expense (benefit)	816	263	(36)	(929)	(703)	(589)
Capital expenditures of property, equipment, and intangible assets	637	171	717	66	—	1,591
Goodwill	542	—	—	6,275	—	6,817
Other intangibles	1,754	—	607	—	—	2,361
Total assets	13,992	2,857	784	110,526	—	128,159
2001:
Revenues	$10,334	$6,707	$—	$—	$—	$17,041
Depreciation and amortization expense	463	291	—	793	—	1,547
Operating income (loss) prior to impairment of long-lived assets	510	216	—	(4,760)	—	(4,034)
Impairment of long-lived assets	—	—	—	12,803	—	12,803
Operating income (loss)	510	216	—	(17,563)	—	(16,837)
Interest and dividend income	374	24	—	3,189	—	3,587
Compensation charge related to the acceleration of vesting of restricted stock	—	—	—	2,072	—	2,072
Gain on sale of investment	—	—	—	8,306	—	8,306
Income tax expense (benefit)	290	129	—	(2,015)	5,633	4,037
Capital expenditures of property, equipment, and intangible assets	716	2,233	—	7	882	3,838
Goodwill	—	—	—	6,344	—	6,344
Total assets	13,230	2,456	—	105,862	43,756	165,304

In January 2004, the Company realigned its business operations and consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors. Furthermore, Cypress Re will be reported as a stand alone segment from Corporate and Other. Corporate and Other will consist of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and other activities which are not directly related to the Ambassadors or Cypress Re segments.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

17.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2003 and 2002 is as follows (in thousands, except per share data):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2003:
Revenues	$4,245	$3,633	$2,973	$2,828
Net income (loss)	388	764	(9)	(2,160)
Earnings (loss) per share — basic	0.04	0.08	0.00	(0.22)
Earnings (loss) per share — diluted	0.04	0.08	0.00	(0.22)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2002:
Revenues	$3,846	$4,022	$2,656	$4,172
Income from continuing operations	576	958	171	1,058
Loss from discontinued operations	(1,127)	(70)	—	—
Net income (loss)	(551)	888	171	1,058
Earnings (loss) per share — basic
Continuing operations	0.06	0.10	0.02	0.11
Discontinued operations	(0.12)	(0.01)	—	—
Net income (loss)	(0.06)	0.09	0.02	0.11
Earnings (loss) per share — diluted
Continuing operations	0.06	0.10	0.02	0.11
Discontinued operations	(0.11)	(0.01)	—	—
Net income (loss)	(0.05)	0.09	0.02	0.11

Ambassadors International, Inc.
Schedule II — Consolidated Valuation and Qualifying Accounts
For the Years Ended December 31, 2003, 2002 and 2001

	Balance at		Deductions,	Balance at
	Beginning		Recoveries	End of
	of Year	Additions	and Write-Offs	Year
December 31, 2003:
Allowance for doubtful accounts receivable	$72,704	$4,773	$(2,794)	$74,683
December 31, 2002:
Allowance for doubtful accounts receivable	$15,627	$57,077	$—	$72,704
December 31, 2001:
Allowance for doubtful accounts receivable	$31,586	$—	$(15,959)	$15,627

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC.
(Registrant)

Date: March 12, 2004	By:	/s/ Joseph J. Ueberroth

Joseph J. Ueberroth,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph J. Ueberroth Joseph J. Ueberroth	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ John A. Ueberroth John A. Ueberroth	Co-Chairman of the Board of Directors	March 12, 2004

/s/ Peter V. Ueberroth Peter V. Ueberroth	Co-Chairman of the Board of Directors	March 12, 2004

/s/ Brian R. Schaefgen Brian R. Schaefgen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ Brigitte M. Bren Brigitte M. Bren	Director	March 12, 2004

/s/ James L. Easton James L. Easton	Director	March 12, 2004

/s/ Rafer L. Johnson Rafer L. Johnson	Director	March 12, 2004

/s/ John C. Spence John C. Spence	Director	March 12, 2004

/s/ Richard D.C. Whilden Richard D.C. Whilden	Director	March 12, 2004

Exhibit
Index
2.1	Form of Reincorporation Agreement (l)

2.2	Rescission Agreement (l)

2.3	Stock Purchase Agreement (l)

2.4	Redemption Agreement (l)

3.1	Certificate of Incorporation of Ambassadors International, Inc. (1)

3.2	By-Laws of Ambassadors International, Inc. (l)

4.1	Specimen Stock Certificate (l)

10.1	People to People Contract — Student Ambassador Program (l)

10.2	People to People Contract — Citizen Ambassador Program (l)

10.3	Form of Equity Participation Plan of Ambassadors International, Inc. (1)

10.4	Form of Registration Rights Agreement among the Company, John and Peter Ueberroth, and certain other stockholders (l)

10.5	Form of Indemnification Agreement for officers and directors (1)

10.6	Commercial Lease dated December 21, 1992 between Portolese and Sample Investments and International Ambassador Programs, Inc. (1)

10.7	First Amendment to Commercial Lease dated January 3, 1995 between Portolese and Sample Investments and International Ambassador Programs, Inc. (l)

10.8	Form of Employment Agreement with Executive Officers (l)

10.9	Form of Note between the Company and the Ueberroths relating to the Distribution (l)

10.10	General Contract between People to People and M.L. Bright Associates dated July 1, 1995 and Assignment documents to the Company dated February 6, 1996 (2)

10.11	Agreement and Plan of Merger, effective as of December 11, 1996 by and among Ambassadors International, Inc., a Delaware corporation, Ambassadors Performance Improvement, Inc., a Delaware corporation and wholly owned subsidiary of Ambassadors, Bitterman & Associates, Inc., a Minnesota corporation, and Michael H. Bitterman (3)

10.12	Asset Purchase Agreement dated as of February 5, 1998 by and among the company, Ambassador Performance Group, Inc., Rogal America, Co. and Andrew Rogal (4)

10.13	Lease dated December 20, 1996 between Rogal America, Inc. and Ark-Les Corp. (5)

10.14	Industrial Lease dated 1998 between the Company and the Irvine Company (5)

10.15	The Amended and Restated 1995 Equity Participation Plan of Ambassadors International, Inc. (6)

10.16	The Atlanta Merchandise Mart Lease Agreement dated April 17, 1998 by and between AMC, Inc. and Destination, Inc. (6)

10.17	Agreement and Plan of Merger, dated May 22, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Incentive Associates, Inc., Wayne Wright and Russ Medevic (7)

10.18	Asset Purchase Agreement, dated July 17, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Destination, Inc. and Gregory S. Cunningham (8)

10.19	Lease dated July 24, 1998 by and between the Joseph Pell and Eda Pell Revocable Trust dated August 19, 1989 and Ambassador Performance Group, Inc.(9)

10.20	The Amended and Restated 1995 Equity Participation Plan of Ambassador International, Inc., as amended by the Company’s Shareholders at the 1999 Annual Meeting of Shareholders held on May 14, 1999 (10)

21.1	Subsidiaries of Ambassadors International, Inc. (11)

23.1	Consent of Independent Auditors, Ernst & Young LLP (11)

23.2	Consent of PricewaterhouseCoopers LLP (11)

Exhibit
Index
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (11)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (11)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)	Filed as an exhibit of the same number to the Company’s Registration Statement on Form S-1 (Registration No. 33-93586), and incorporated herein by reference.

(2)	Filed as an exhibit of the same number to the Company’s Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.

(3)	Filed as Exhibit 2.5 to a Current Report on Form 8-K dated January 3, 1997, and incorporated herein by reference.

(4)	Filed as Exhibit 2.6 to a Current Report Form 8-K dated February 12, 1998 (as amended on Form 8-K/A dated April 2, 1998), and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998, and incorporated herein by reference.

(7)	Filed as Exhibit 2.5 to a Current Report on Form 8-K, which was filed on June 5, 1998, and incorporated herein by reference.

(8)	Filed as Exhibit 2.6 to a Current Report on Form 8-K, which was filed on August 3, 1998, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(10)	Filed as Exhibit 4.1 to the Company’s Registration statement on Form S-8 (Registration No. 333-81023) and incorporated herein by this reference.

(11)	Filed herewith.