Form 10-K/A
period 2003-12-31
AMBASSADORS INTERNATIONAL INC
filed 2004-03-29
CIK 946842

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

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the Nasdaq Stock Market on June 30, 2003, was $87,387,624. The number of shares of the registrant’s Common Stock outstanding as of March 23, 2004 was 10,007,978.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART III
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Exhibit Index
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 23.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

     We are filing this Amendment No. 1 on Form 10-K/A to Form 10-K, originally filed with the Securities and Exchange Commission on March 12, 2004, solely for the purpose of adding the audited financial statements of our significant subsidiary, Incentive Travel, LLC.

PART III

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

	(1)	Consolidated Financial Statements of Ambassadors International, Inc.:

		Report of Independent Auditors	1
		Report of Independent Auditors	2
		Consolidated Balance Sheets at December 31, 2003 and 2002	3
		Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	4
		Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	5
		Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	6
		Notes to Consolidated Financial Statements	7

	(2)	Consolidated Financial Statement Schedules of Ambassadors International, Inc.:

		Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001	27

		All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	(3)	Financial Statements of Incentive Travel, LLC:

		Report of Independent Auditors	28
		Balance Sheet at December 31, 2003	29
		Statement of Income for the year ended December 31, 2003	30
		Statement of Changes in Members’ Equity for the year ended December 31, 2003	31
		Statement of Cash Flows for the year ended December 31, 2003	32
		Notes to Financial Statements	33

	(4)	Exhibits:

		The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K/A.

(b)	Reports on Form 8-K

	(1)	The Company filed a current report on Form 8-K on November 7, 2003 in connection with the announcing a new Chief Executive Officer and Co-Chairman of the Board and declaring a quarterly dividend.*

	(2)	The Company filed a current report on Form 8-K on October 22, 2003 in connection with the dissemination of an earnings release.*

*	Report containing information that under Item 12 is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of the section. The Company is not incorporating, and will not incorporate by reference this report into a filing under the Securities Act or the Exchange Act.

SIGNATURES			37

EXHIBIT INDEX			38

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

In January 2003, the FASB issued FIN 46 and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs (i.e. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not and will not have a material effect on the Company’s financial position or results of operations.

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

Stock option transactions are summarized as follows:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Balance, December 31, 2000	1,064,387	$14.12
Granted	233,850	21.54
Forfeited	(145,097)	13.86
Exercised	(155,779)	12.41

Balance, December 31, 2001	997,361	16.40
Granted	113,784	8.12
Spin-off conversion adjustment	623,665	N/A
Canceled upon spin-off	(381,839)	13.97
Forfeited	(56,230)	10.17
Exercised	(97,389)	6.16

Balance, December 31, 2002	1,199,352	7.40
Granted	224,900	12.28
Forfeited	(40,398)	7.72
Exercised	(151,261)	7.31

Balance, December 31, 2003	1,232,593	$8.09

		Weighted-
	Number of	Average
	Shares	Exercise Price
Options exercisable at:
December 31, 2001	997,361	$16.40
December 31, 2002	699,840	7.36
December 31, 2003	743,465	6.89

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2003:

		Wtd. Avg.			Wtd. Avg.
	Number	Remaining	Wtd. Avg.	Number	Exercise Price
Range of	Outstanding	Contractual	Exercise	Exercisable	of Exercisable
Exercise Price	as of 12/31/03	Life	Price	as of 12/31/03	Options
$2.93-$ 4.41	199,522	3.0	$3.91	199,522	$3.91
$4.42-$ 6.61	288,372	5.7	5.50	229,819	5.53
$6.62-$ 9.91	373,966	7.3	8.43	181,709	8.41
$9.92-$14.64	370,733	7.8	12.00	132,415	11.68

	1,232,593	6.4	$8.09	743,465	$6.89

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

REPORT OF INDEPENDENT AUDITORS

Members of Incentive Travel, LLC

We have audited the accompanying balance sheet of Incentive Travel, LLC as of December 31, 2003, and the related statements of income, changes in members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Incentive Travel, LLC at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Irvine, California
February 13, 2004

Incentive Travel, LLC
Balance Sheet
As of December 31, 2003

(in thousands)

Assets:
Current assets:
Cash and cash equivalents	$1,193
Accounts receivable	783
Prepaid program costs and other current assets	503

Total current assets	2,479
Property and equipment, net	16

Total assets	$2,495

Liabilities:
Current liabilities:
Accounts payable (including $395 to related parties; Note 3)	$447
Accrued and other expenses	377

Total liabilities	824
Commitments
Members’ equity:
Members’ contribution	71
Undistributed earnings	1,600

Total members’ equity	1,671

Total liabilities and members’ equity	$2,495

See Notes to Financial Statements.

Incentive Travel, LLC
Statement of Income
For the Year Ended December 31, 2003

(in thousands)

Revenue	$3,474

Operating expenses:
Selling and tour promotion (including $584 to a related party; Note 3)	603
General and administrative (including $293 to related parties; Note 3)	730
License fees to a related party (Note 3)	561

1,894

Operating income	1,580
Other income	20

Net income	$1,600

See Notes to Financial Statements.

Incentive Travel, LLC
Statement of Changes in Members’ Equity

(in thousands)

		Ambassadors
	Incentive	Performance
	Travel, Inc.	Group, LLC	Total
Balance at December 31, 2002	$332	$251	$583
Members’ earnings distributions	(261)	(251)	(512)
Net income	816	784	1,600

Balance at December 31, 2003	$887	$784	$1,671

See Notes to Financial Statements.

Incentive Travel, LLC
Statement of Cash Flows
For the Year Ended December 31, 2003

(in thousands)

Cash flows from operating activities:
Net income	$1,600
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	30
Change in assets and liabilities:
Accounts receivable	(471)
Prepaid program costs and other current assets	1,167
Accounts payable	276
Accrued and other expenses	(2,694)

Net cash used in operating activities	(92)

Cash flows from investing activities:
Purchase of property and equipment	(5)

Cash flows from financing activities:
Members earnings distribution	(512)

Net decrease in cash and cash equivalents	(609)
Cash and cash equivalents, beginning of year	1,802

Cash and cash equivalents, end of year	$1,193

See Notes to Financial Statements.

Incentive Travel, LLC
Notes to Financial Statements

1.	Description of the Company and Summary of Significant Accounting Policies

The Company

Incentive Travel, LLC (the “Company”) is a travel services and performance improvement company. The Company develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services.

The Company was formed in March 2002 through a partnership between Incentive Travel, Inc. (“ITI”) and Ambassadors Performance Group LLC (“APG”). On March 29, 2002, APG purchased a 49% membership interest in the Company from ITI. Both members share in the income and loss of the Company in accordance with their ownership interest. On March 29, 2002, the Company also entered into an Operating Agreement with APG and ITI and a License Agreement with APG. The terms of both agreements expire on December 31, 2027.

Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ materially from those estimates.

Credit Risk

Cash and cash equivalents are exposed to concentrations of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions that are not covered by this insurance. If such institutions were to become insolvent during which time it held the Company’s cash and cash equivalents in excess of the insurance limit, it would be necessary for the Company to obtain credit financing to operate its programs.

The trade accounts receivable are from large credit worthy companies. Most programs are billed in advance and are normally collected prior to program departure. The Company generally does not require collateral.

The Company believes that its primary trade accounts receivable credit risk exposure is limited because the entire estimated program costs are normally collected prior to program departure and customers are credit worthy corporations. Final billings are issued after program operation for costs in excess of the estimated program costs.

Cash and Cash Equivalents

The Company invests cash in excess of operating requirements in short-term time deposits and money market instruments. Securities with maturities of three months or less at the date of purchase are classified as cash equivalents.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Cost of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. Major additions and betterments are capitalized. Property and equipment are depreciated using the straight-line method generally over 3 to 7 years. The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the income statement.

Incentive Travel, LLC
Notes to Financial Statements, Continued

Revenue Recognition

The Company bills travel participants, mainly consisting of large corporations, in advance, of which the cash received is recorded as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel, rail passes and other program costs in advance of travel, which are recorded as prepaid program costs. The Company recognizes travel revenue and related costs when travel convenes.

Three customers accounted for 47%, 32% and 14% of the Company’s total revenue, respectively.

Selling and Tour Promotion Expenses

Selling and tour promotion costs are expensed as incurred.

Income Taxes

Income taxes on income of the Company are payable by ITI and APG as the Company is organized as a limited liability company. Therefore, no amounts have been provided for income taxes in the accompanying financial statements.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from contributions by members and distributions to members, such as net income, unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments, changes in the market value of certain futures contracts, and changes in certain minimum pension liabilities. Comprehensive income equals net income for the Company, as the Company has no items of other comprehensive income to report.

Business Segments

The Company reports segment data based on the “management” approach which designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company operates under one business segment.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees pre-existing before the implementation of FIN 45 are required to be disclosed in financial statements issued after December 15, 2002. The adoption of this interpretation did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs

Incentive Travel, LLC
Notes to Financial Statements, Continued

(i.e. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not and will not have a material effect on the Company’s financial position or results of operations.

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

2.	Capital Contributions

The Company’s initial capital consisted of approximately $71,000 of fixed assets transferred to the Company by ITI. The Operating Agreement specifies that no member shall be required to make additional capital contributions to the Company. The terms of the Purchase Agreement for APG’s membership interest call for contingent payments through 2005 payable to ITI based upon actual income before income taxes multiplied by APG’s 49% ownership interest calculated based on a predefined multiplier. Total payments to ITI related to the Company’s fiscal 2002 results were $2.5 million of which approximately $542,000 was paid during 2002 and $1.9 million was paid during 2003. APG’s obligation related to the Company’s fiscal 2003 results is estimated to be approximately $627,000 which is anticipated to be paid in 2004 to ITI.

3.	Related Party Transactions

Pursuant to the License Agreement, the Company shall pay a license fee to APG for the use of the Ambassadors Performance Group name. This agreement will terminate on December 31, 2027; however, APG may elect to terminate the agreement at any time and for any reason, with or without cause. As of December 31, 2003, the agreement has not been terminated. The fee for the use of the license is based upon a contracted percentage of total program receipts recorded by the Company. The Company incurred approximately $561,000 in license fees.

Pursuant to the Operating Agreement, the Company shall pay ITI a sales commission based upon a contracted percentage of total program receipts for the sale, marketing and management of corporate incentive services in the United States for as long as ITI is a member of the Company. The Company incurred approximately $584,000 in sales commissions which are included in selling and tour promotion expenses in the accompanying statement of income.

The Operating Agreement also contracts the Company to pay a management fee to APG for the use of select services of the member, including but not limited to accounting, human resource and certain management functions. Management fees of approximately $235,000 were incurred by the Company and are included in general and administrative expenses in the accompanying statement of income.

The Company had approximately $395,000 in payables for the above related party license fee, management fee and sales commission.

The Company also leases its primary office space from a related party on a month to month basis. Total rent expense for 2003 was approximately $58,000. Currently, the Company is not committed to any other rental expenses.

Incentive Travel, LLC
Notes to Financial Statements, Continued

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

Computer software and equipment	$136
Office furniture, fixtures and equipment	92

228
Less accumulated depreciation and amortization	(212)

$16

Depreciation and amortization expense related to property and equipment was approximately $30,000.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)
March 29, 2004	By:	Date: /s/ Joseph J. Ueberroth
Joseph J. Ueberroth,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph J. Ueberroth Joseph J. Ueberroth	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2004
/s/ John A. Ueberroth John A. Ueberroth	Co-Chairman of the Board of Directors	March 29, 2004
/s/ Peter V. Ueberroth Peter V. Ueberroth	Co-Chairman of the Board of Directors	March 29, 2004
/s/ Brian R. Schaefgen Brian R. Schaefgen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004
/s/ Brigitte M. Bren Brigitte M. Bren	Director	March 29, 2004
/s/ James L. Easton James L. Easton	Director	March 29, 2004
/s/ Rafer L. Johnson Rafer L. Johnson	Director	March 29, 2004
/s/ John C. Spence John C. Spence	Director	March 29, 2004
/s/ Richard D.C. Whilden Richard D.C. Whilden	Director	March 29, 2004

Exhibit
Index
2.1	Form of Reincorporation Agreement (l)

2.2	Rescission Agreement (l)

2.3	Stock Purchase Agreement (l)

2.4	Redemption Agreement (l)

3.1	Certificate of Incorporation of Ambassadors International, Inc. (1)

3.2	By-Laws of Ambassadors International, Inc. (l)

4.1	Specimen Stock Certificate (l)

10.1	People to People Contract — Student Ambassador Program (l)

10.2	People to People Contract — Citizen Ambassador Program (l)

10.3	Form of Equity Participation Plan of Ambassadors International, Inc. (1)

10.4	Form of Registration Rights Agreement among the Company, John and Peter Ueberroth, and certain other stockholders (l)

10.5	Form of Indemnification Agreement for officers and directors (1)

10.6	Commercial Lease dated December 21, 1992 between Portolese and Sample Investments and International Ambassador Programs, Inc. (1)

10.7	First Amendment to Commercial Lease dated January 3, 1995 between Portolese and Sample Investments and International Ambassador Programs, Inc. (l)

10.8	Form of Employment Agreement with Executive Officers (l)

10.9	Form of Note between the Company and the Ueberroths relating to the Distribution (l)

10.10	General Contract between People to People and M.L. Bright Associates dated July 1, 1995 and Assignment documents to the Company dated February 6, 1996 (2)

10.11	Agreement and Plan of Merger, effective as of December 11, 1996 by and among Ambassadors International, Inc., a Delaware corporation, Ambassadors Performance Improvement, Inc., a Delaware corporation and wholly owned subsidiary of Ambassadors, Bitterman & Associates, Inc., a Minnesota corporation, and Michael H. Bitterman (3)

10.12	Asset Purchase Agreement dated as of February 5, 1998 by and among the company, Ambassador Performance Group, Inc., Rogal America, Co. and Andrew Rogal (4)

10.13	Lease dated December 20, 1996 between Rogal America, Inc. and Ark-Les Corp. (5)

10.14	Industrial Lease dated 1998 between the Company and the Irvine Company (5)

10.15	The Amended and Restated 1995 Equity Participation Plan of Ambassadors International, Inc. (6)

10.16	The Atlanta Merchandise Mart Lease Agreement dated April 17, 1998 by and between AMC, Inc. and Destination, Inc. (6)

10.17	Agreement and Plan of Merger, dated May 22, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Incentive Associates, Inc., Wayne Wright and Russ Medevic (7)

10.18	Asset Purchase Agreement, dated July 17, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Destination, Inc. and Gregory S. Cunningham (8)

10.19	Lease dated July 24, 1998 by and between the Joseph Pell and Eda Pell Revocable Trust dated August 19, 1989 and Ambassador Performance Group, Inc.(9)

10.20	The Amended and Restated 1995 Equity Participation Plan of Ambassador International, Inc., as amended by the Company’s Shareholders at the 1999 Annual Meeting of Shareholders held on May 14, 1999 (10)

21.1	Subsidiaries of Ambassadors International, Inc. (11)

23.1	Consent of Independent Auditors, Ernst & Young LLP (12)

23.2	Consent of PricewaterhouseCoopers LLP (12)

Exhibit
Index
23.3	Consent of Independent Auditors, Ernst & Young LLP (12)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (12)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (12)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Filed as an exhibit of the same number to the Company’s Registration Statement on Form S-1 (Registration No. 33-93586), and incorporated herein by reference.

(2)	Filed as an exhibit of the same number to the Company’s Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.

(3)	Filed as Exhibit 2.5 to a Current Report on Form 8-K dated January 3, 1997, and incorporated herein by reference.

(4)	Filed as Exhibit 2.6 to a Current Report Form 8-K dated February 12, 1998 (as amended on Form 8-K/A dated April 2, 1998), and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998, and incorporated herein by reference.

(7)	Filed as Exhibit 2.5 to a Current Report on Form 8-K, which was filed on June 5, 1998, and incorporated herein by reference.

(8)	Filed as Exhibit 2.6 to a Current Report on Form 8-K, which was filed on August 3, 1998, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(10)	Filed as Exhibit 4.1 to the Company’s Registration statement on Form S-8 (Registration No. 333-81023) and incorporated herein by this reference.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(12)	Filed herewith.