Form 10-Q
period 2004-03-31
AMBASSADORS INTERNATIONAL INC
filed 2004-05-06
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

     The number of shares of the registrant’s Common Stock outstanding as of April 28, 2004 was 9,716,614.

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Ambassadors International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$82,643	$43,609
Available-for-sale securities	21,750	61,685
Accounts receivable, net of allowance of $74 and $75 in 2004 and 2003, respectively	5,420	2,132
Premiums receivable	3,820	—
Deferred acquisition costs	367	—
Reinsurance recoverable	512	—
Prepaid reinsurance premiums	325	—
Deferred income taxes	32	477
Prepaid program costs and other current assets	4,460	3,202

Total current assets	119,329	111,105
Property and equipment, net	905	1,010
Goodwill	6,817	6,817
Other intangibles	2,084	2,194
Deferred income taxes	2,433	2,433
Other assets	1,178	1,491

Total assets	$132,746	$125,050

Liabilities:
Current liabilities:
Accounts payable	$2,856	$2,033
Participants’ deposits	7,446	8,100
Accrued and other expenses	3,505	1,778
Loss and loss adjustment expense reserves	2,982	—
Unearned premium	1,396	—
Deferred gain on retroactive reinsurance	339	—

Total current liabilities	18,524	11,911
Non-current participants’ deposits	304	270
Other liabilities	168	179

Total liabilities	18,996	12,360

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 10,016,614 and 9,969,875 shares issued and outstanding in 2004 and 2003, respectively	100	100
Additional paid-in capital	89,667	89,450
Retained earnings	23,591	23,408
Accumulated other comprehensive income (loss)	392	(268)

Total stockholders’ equity	113,750	112,690

Total liabilities and stockholders’ equity	$132,746	$125,050

See Notes to Condensed Consolidated Financial Statements.

Ambassadors International, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three Months
	Ended March 31,
	2004	2003
	(unaudited)
Revenues:
Travel and incentive related	$4,726	$3,414
Software and technology related sales	145	591
License fees from equity investee	101	240

	4,972	4,245

Operating expenses:
Cost of software and technology related sales	13	339
Selling and tour promotion	810	1,112
General and administrative	2,598	2,879
Other insurance operating expenses	86	—

	3,507	4,330

Operating income (loss)	1,465	(85)

Other income:
Interest and dividend income	305	394
Realized gains on sale of available-for-sale securities	40	—
Other, net	68	144

	413	538

Income before income taxes	1,878	453
Provision for income taxes	695	65

Net income	$1,183	$388

Earnings per share:
Basic	$0.12	$0.04
Diluted	$0.12	$0.04

Weighted-average common shares outstanding:
Basic	9,982	9,860
Diluted	10,275	10,048

Dividends per common share	$0.10	$—

See Notes to Condensed Consolidated Financial Statements.

Ambassadors International, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$1,183	$388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	238	318
Undistributed earnings from equity investments	(21)	(118)
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(3,288)	(542)
Premiums receivable	(3,490)	—
Deferred acquisition costs	(367)	—
Reinsurance recoverable	(512)	—
Prepaid insurance premiums	(325)	—
Prepaid program costs and other current assets	(1,254)	(1,282)
Other assets	—	40
Accounts payable and accrued and other expenses	2,565	(1,025)
Current and non-current participants’ deposits	(620)	2,765
Loss and loss adjustment expense reserves	2,982	—
Unearned premium	1,396	—
Deferred gain on retroactive reinsurance	339	—
Other liabilities	(11)	—

Net cash provided by (used in) operating activities	(1,185)	544

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	54,592	21,164
Purchase of available-for-sale securities	(13,552)	(8,378)
Purchase of other investments	—	(1,754)
Cash paid for acquisitions of subsidiaries, net of cash received	(15)	(45)
Purchase of property and equipment	(23)	(18)

Net cash provided by investing activities	41,002	10,969

Cash flows from financing activities:
Proceeds from exercise of stock options	217	411
Dividends paid on common stock	(1,000)	—
Purchase and retirement of common stock	—	(833)

Net cash used in financing activities	(783)	(422)

Net increase in cash and cash equivalents	39,034	11,091
Cash and cash equivalents, beginning of year	43,609	46,910

Cash and cash equivalents, end of year	$82,643	$58,001

See Notes to Condensed Consolidated Financial Statements.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Description of the Company and Basis of Presentation

The Company

Ambassadors International, Inc. (the “Company”) is a travel services and performance improvement company that was founded in 1967 and reincorporated in Delaware in 1995. Ambassadors Group, Inc. (“AGI”) represented the entire operations of the Company until 1996 when Ambassadors Performance Group, LLC (“APG” or the “Performance Group”) commenced operations. Ambassadors Services Group, Inc. (“ASG” or the “Services Group”) commenced operations in 1998 and Ambassadors Technology Corporation (“ATC” or the “Technology Group”) commenced operations in 2002. On February 28, 2002, the Company completed a spin-off of its wholly owned subsidiary, AGI, into a separate publicly traded company. In December 2003, the Company formed Cypress Reinsurance, Ltd (“Cypress Re”) as a complement to its primary business.

In January 2004, the Company realigned its business operations and consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors.

The following further describes the operations of the Company’s current business segments:

•	Ambassadors — Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. Develops, markets and distributes event portfolio management technology solutions for corporations and large associations.

•	Cypress Re — Participates in selective specialty property and casualty reinsurance programs.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of Ambassadors International, Inc. and its subsidiaries as of March 31, 2004 and the consolidated results of operations and cash flows for the three months ended March 31, 2004 and 2003. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to amounts in 2003 to conform with the 2004 presentation.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of those to be expected for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements, Continued

Accounting for Stock Options

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for is stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Because all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB Opinion No. 25.

The following table presents the effects on net income and earnings per share if the Company had recognized compensation expense under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$1,183	$388
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(112)

Net income, pro forma	$1,088	$276

Earnings per share — basic
As reported	$0.12	$0.04
Pro forma	0.11	0.03
Earnings per share — diluted
As reported	$0.12	$0.04
Pro forma	0.11	0.03

Dividends Declared

On September 2, 2003, the Board of Directors authorized a new dividend policy paying shareholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. Accordingly, a dividend of approximately $1,000,000 was paid on March 23, 2004 to shareholders of record on March 9, 2004.

The Company and its Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future.

2.	Business Acquisitions and Investments

In November 2002, APG acquired a 51% ownership interest in Innovations in Marketing, LLC (“IIM”). IIM was a start-up performance incentive and meeting management company. IIM’s initial capital consisted of $1,000 of which 51% was contributed by APG and 49% was contributed by the minority owner. The Operating Agreement specified that APG shall loan IIM up to $400,000, which eliminates in consolidation, for the working capital needs of IIM. On October 15, 2003, APG sold its 51% ownership interest to the minority owner and the outstanding balance of the loan was resolved prior to sale.

In December 2002, ATC acquired certain of the assets and business of Bluedot Virtual Event Organization, Inc. (“Bluedot Software”) out of Chapter 11 bankruptcy. Bluedot Software, located in San Francisco, California, develops, markets and distributes event portfolio management solutions for corporations and large associations.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements, Continued

The purchase price consisted of debtor-in possession financing and other costs of $308,000, the assumption of liabilities and future contingent payments to the sellers covering the twenty-four months following the closing date. The Company allocated the excess purchase price to an intangible asset, purchased software, of $607,000. The amortization period for this intangible asset was five years. During 2003, the Company provided an additional investment of approximately $21,000 which was allocated to purchased software. As more fully described in Note 4, in the fourth quarter of 2003 the Company wrote off the unamortized balance of the intangible asset.

During the first twelve months following the closing, the Technology Group shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $25,000 per quarter as the First Year Minimum Payments. During the second year following the closing, ATC shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $15,000 per quarter as the Second Year Minimum Payments. As of March 31, 2004, ATC had paid $115,000 for the first and second year minimum contingent payments and recorded these payments as an adjustment to the purchase price.

In March 2002, APG acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement call for contingent payments through 2005 based upon actual income before income taxes multiplied by APG’s 49% ownership interest calculated based on a predefined multiplier. Total payments related to ITI’s fiscal 2002 results were $2.5 million of which approximately $1.9 million was paid during 2003 and was allocated to intangible assets (license). The remaining purchase price of $542,000 was paid during 2002 and was allocated to goodwill. The Company’s obligation related to ITI’s fiscal 2003 results was approximately $627,000 which has been accrued and allocated to intangible assets (license) as of March 31, 2004.

License fees earned from ITI are included in the operations of Ambassadors and represent approximately $101,000 and $240,000 for the three months ended March 31, 2004 and 2003, respectively. The Company also recorded its proportional share of the earnings and management fees from ITI of approximately $90,000 and $185,000 for the three months ended March 31, 2004 and 2003, respectively, which are included in other income. At March 31, 2004 and 2003, the Company had approximately $133,000 and $365,000, respectively, in receivables related to license and management fees and approximately $843,000 and $119,000, respectively, in undistributed earnings from ITI.

3.	Reinsurance

The Company transferred its investment interest in two insurance programs to its wholly-owned subsidiary, Cypress Re. On March 29, 2004, Cypress Re entered into a reinsurance agreement which incorporated the terms and conditions of the above interest of these programs. The quota share reinsurance agreement covers a retroactive period from July 1, 2002 through March 29, 2004, as well as a prospective period from March 29, 2004 to June 30, 2004.

The reinsurance agreement meets the requirements of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” and has both prospective and retroactive elements.

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As a result, unearned premium reserves, deferred acquisition costs and ceded prepaid reinsurance premiums of $1.4 million, $0.4 million and $0.3 million, respectively, were recorded on the balance sheet as of March 31, 2004.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements, Continued

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. The initial gain resulting from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are recorded at the estimated ultimate payout amount. As a result, premiums receivable, reinsurance recoverable, loss and loss adjustment expense reserves and a deferred gain on retroactive reinsurance of $3.1 million, $0.5 million, $3.0 million and $0.3 million, respectively, were recorded on the balance sheet as of March 31, 2004. Loss and loss adjustment expense reserves include $1.4 million for incurred but not reported claims as of March 31, 2004.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable are comprised of funds withheld by the ceding company held in trust, of approximately $3.3 million and deductible recoveries of $0.5 million. The funds withheld by the ceding company held in trust primarily consist of high grade government bonds and money market funds which are carried at fair market value.

Reinsurance recoverable and prepaid reinsurance premiums of $0.5 million and $0.3 million, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or nonperformance is limited to these amounts.

The effect of reinsurance on premiums written and earned as of March 31, 2004 was as follows:

	Premiums
	Written	Earned
Direct	$—	$—
Assumed	1,396	—
Ceded	(325)	—

Net premiums	$1,071	$—

4.	Impairment Loss and Lease Exit Costs

In December 2003, the Company consolidated the operations of the Technology Group into its corporate headquarters in Newport Beach, California in order to improve operating efficiencies and reduce future costs. At December 31, 2003, the Company performed its annual impairment test on the Technology Group’s intangible asset, purchased software, and concluded that due to the consolidation of operations, the asset was impaired. Accordingly, the Company recorded a charge related to the unamortized balance of the purchased software related to the acquisition of Bluedot Software in 2002 of approximately $502,000. The Company also recorded approximately $389,000 related to the write-down of assets, lease exit costs and employee relocation expenses due to the closure of the San Francisco office. The Company recorded approximately $317,000 in accounts payable and other liabilities at December 31, 2003 for the remaining unpaid balance of these expenses. During the first quarter of 2004, the Company paid approximately $53,000 of these expenses. At March 31, 2004, approximately $264,000 remained unpaid and is included in accounts payable and other liabilities in the accompanying balance sheet.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements, Continued

5.	Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$1,183	$388
Change in unrealized gain (loss) on marketable equity securities, net of income tax expense (benefit) of $445 and ($163)	660	(264)

	$1,843	$124

6.	Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	Three Months Ended
	March 31,
	2004	2003
Net income	$1,183	$388

Denominator:
Weighted-average shares outstanding — basic	9,982	9,860
Effect of dilutive common stock options	293	188

Weighted-average shares outstanding — diluted	10,275	10,048

At March 31, 2004 and 2003 there were approximately 79,000 and 363,000 stock options outstanding, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive.

7.	Common Stock Repurchase Plan

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing and as of March 31, 2004, the Company has repurchased 751,500 shares for approximately $8.7 million. Subsequent to March 31, 2004, the Company repurchased 300,000 shares for approximately $3,675,000.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements, Continued

8.	Business Segments

In January 2004, the Company realigned its business operations and consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors. Also, during the first quarter the Company launched its reinsurance business segment, Cypress Re. Corporate and Other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill). Selected financial information related to these segments is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Revenue:
Ambassadors	$4,972	$4,245
Cypress Re	—	—
Corporate and Other	—	—

Total revenue	$4,972	$4,245

Operating income (loss):
Ambassadors	$2,048	$358
Cypress Re	(86)	—
Corporate and Other	(497)	(443)

Total operating income (loss)	$1,465	$(85)

9.	Summarized Income Statement Information of Affiliate

The Company has a 49% ownership interest in ITI and accounts for this investment using the equity method as discussed in Note 2. This investment was considered significant to the Company’s fiscal 2003 operations as defined by applicable Securities and Exchange Commission regulations. The following summarizes the unaudited income statement of the investee for the three months ended March 31, 2003 (in thousands):

Revenue	$966
Operating expenses	728

Operating income	238
Other income	6

Net income	$244

Company’s share of net income	$119

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

Reinsurance Transactions

The Company’s wholly-owned subsidiary, Cypress Reinsurance, Ltd (“Cypress Re”), assumes and cedes reinsurance transactions relating to property and casualty risks in the ordinary course of business. The assumed reinsurance transactions are typically reinsured through a quota share agreement in which Cypress Re agrees to accept a certain fixed percentage of premiums written from the ceding company and assumes the same percentage of purchased reinsurance, direct acquisition costs and ultimate incurred claims. The purchased reinsurance relates to excess of loss and aggregate stop loss reinsurance purchased to mitigate potential losses from severe adverse loss development, in the aggregate, on an accident year basis.

Amounts recoverable from reinsurance companies are estimated in a manner consistent with the claim liability associated with the reinsured policies. For retroactive reinsurance contracts, the amount by which the liabilities associated with the reinsured policies are less than the amount due from the ceding company (i.e. the deferred gain) for reinsurance coverage is amortized into income over the estimated remaining settlement period of the liabilities assumed.

Reserves for Losses and Loss Adjustment Expenses

Cypress Re has identified the following estimates as critical, in that they involve a higher degree of judgment and are subject to a significant degree of variability: loss reserves, loss adjustment expense reserves and reserves for incurred but not reported claims. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available as of March 31, 2004.

The liabilities for unpaid claims and loss adjustment expenses of unpaid claims are based upon: (a) estimates received from ceding reinsurers; (b) the accumulation of case estimates for losses reported prior to the close of the accounting period; (c) estimates based on experience of expense for adjusting claims; (d) estimates of unreported losses based on industry and past experience; and (e) the current state of law and coverage litigation. Using these items as well as historical industry trends adjusted for changes in various external and internal factors, such as underwriting standards, policy provisions and product mix, Cypress Re’s actuary determines a point estimate which management utilizes in recording its best estimate of the liabilities.

While Cypress Re utilizes its best efforts in estimating its future loss reserves, there can be no assurance that Cypress Re’s ultimate losses will not adversely develop and materially exceed Cypress Re’s loss reserves as of March 31, 2004. In the future, if net loss reserves develop deficiently, such deficiency would have an adverse impact on future results of operations.

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

Revenue from hotel reservation, registration and related travel services are recognized when the convention operates. Revenue from the sale of merchandise is recognized when the merchandise is shipped. Revenue from pre-paid certificate-based merchandise incentive programs is deferred until the Company’s obligations are fulfilled or upon management’s estimates (based upon historical trends) that the certificates will not be redeemed. These revenues are classified as travel and incentive related.

Revenue from software and technology related sales is derived from a combination of license and maintenance fees and services provided with enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from development contracts is recognized using the percentage-of-completion method in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue from contracts relating to only maintenance or hosting of data is recognized on the straight-line basis over the period that the services are provided.

In May 2003, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The EITF addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. The provisions of EITF 00-21 are effective for revenue arrangements entered into at the beginning of the first interim period after June 15, 2003. The adoption of the EITF did not have a material effect on the Company’s financial position or results of operations.

Revenue from license fees is recognized based on a contracted percentage of total program receipts recorded from licensing sources.

The insurance contract premiums are recognized as revenue over the period of the insurance contracts in proportion to the amount of the insurance coverage provided. The insurance contracts are considered short-duration contracts and are mainly twelve months in duration. Unearned premiums represent the unearned portion of the insurance contracts as of the balance sheet date.

The purchased or ceded reinsurance relates to excess of loss and aggregate stop loss reinsurance purchased to mitigate potential losses from severe adverse loss development, in the aggregate, on an accident year basis. These ceded reinsurance transactions are recognized as a reduction of premium revenue in the same manner in which the insurance contract is recognized as premium revenue.

Claim Cost Recognition

Loss and loss adjustment expenses paid are recognized in the period payment is made. A liability for unpaid claim costs relating to insurance contracts including estimates of costs relating to incurred but not reported claims and claims adjustment expenses expected to be incurred in connection with the settlement of unpaid claims are recognized when insured events occur. Anticipated deductible recoveries from insureds are recorded as receivables at the time the liability for unpaid claims is established. Other estimated recoveries on unsettled claims, such as salvage and subrogation are recorded upon collection.

Acquisition Costs

Acquisition costs represent those costs that vary with and are directly related to the acquisition of the insurance contracts and are charged to expense in proportion to premium revenue recognized. Significant acquisition costs include commissions, policy issuance costs, claims administration, fronting fees and premium taxes. Deferred acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. Cypress Re evaluates the recoverability of its deferred acquisition costs by comparing the present value of future cash flows from its insurance programs to the loss and maintenance reserves being held, less its deferred acquisition costs. At March 31, 2004, management believes its deferred acquisition costs are recoverable.

Other Investments

The Company owns majority and minority investments in other operating companies. All of these investment acquisitions were accounted for under the purchase method of accounting. The statements of operations of the majority investments are included in the Company’s statements of income since their respective dates of acquisition. The Company accounts for its equity investments in accordance with FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires identification of our participation in variable interest entities (“VIEs”), which are identified as entities with a level of invested equity insufficient to fund future activities to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company reviewed its equity investments as of December 31, 2003 and March 31, 2004 and concluded that none classified as a VIE or met the requirements for consolidation or disclosure within the scope of FIN 46. When the requirements of FIN 46 are not met, the Company accounts for equity investments with ownership ranging from 20% to 50% using the equity method and equity investments with ownership of less than 20% using the cost method.

Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value.

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever changes in circumstances indicate that they may be impaired. For purposes of testing goodwill for impairment, goodwill has been allocated to the reporting units from which it originated. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 5 to 6 years.

As of December 31, 2003, the Company completed its annual impairment tests and recorded approximately $573,000 to write off the unamortized balance of an intangible asset, purchased software, and equipment related to the 2002 asset purchase within the Technology Group. See Note 4 to the condensed consolidated financial statements for further discussion.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003:

Revenue

Total revenue for the three months ended March 31, 2004 was $5.0 million compared to $4.2 million for the three months ended March 31, 2003. Travel and incentive related revenue increased $1.3 million due to an increase in the overall volume of business. This increase was partially offset by lower revenue from software and technology related sales and lower license fees from an equity investee.

Cost of Software and Technology Related Sales

Cost of software and technology related sales decreased $0.3 million due to the decrease in software and technology related sales combined with the change in the type of revenue generated being less labor intensive than in the prior year. In 2004, the Company has changed its technology focus from custom configuration in 2003 to primarily licensing, hosting, support and maintenance.

Selling and Tour Promotion Expenses

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expense decreased $0.3 million due to the decrease in personnel and other expenses related to the businesses that were sold and reorganized in the fourth quarter of 2003.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million due to the decrease in personnel and other expenses related to the businesses that were sold and reorganized in the fourth quarter of 2003.

Other Insurance Operating Expenses

Other insurance operating expenses are related to the Company’s new business segment, Cypress Re. These costs represent the operating expenses incurred in 2004 to begin operations of this segment.

Operating Income (Loss)

The Company recorded operating income of $1.5 million for the quarter ended March 31, 2004 compared to a loss of $0.1 in the comparable quarter of 2003, an increase of $1.6 million. The increase is the result of changes as described above.

Other Income

Other income for the three months ended March 31, 2004 was $0.4 million compared to $0.5 million for the three months ended March 31, 2003. Interest and dividend income decreased $0.1 due to lower yields on the investment portfolio. In addition to the interest and dividend income received on the portfolio, the Company also sold some of its available-for sale securities for gains during the quarter ended March 31, 2004. Income and services fees earned on equity investments decreased by $0.1 million compared to 2003.

Income Taxes

The Company recorded income tax expense of $0.7 million for the quarter ended March 31, 2004 compared to $0.1 million for the quarter ended March 31, 2003, an increase of $0.6 million. The effective tax rate for the quarter ended March 31, 2004 was 37.0% compared to 14.3% for the quarter ended March 31, 2003. The increase in the effective tax rate is primarily due to the change in the Company’s investment portfolio such that the tax-exempt interest income represents approximately 66% of the Company’s investment income for the quarter ended March 31, 2004 compared to 92% for the quarter ended March 31, 2003.

Net Income

Net income increased to $1.2 million for the quarter ended March 31, 2004 from $0.4 million for the comparable quarter of 2003, an increase of $0.8 million. The increase is the result of the changes as described above.

Liquidity and Capital Resources

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by (used in) operating activities for the three months ended March 31, 2004 and 2003 was approximately ($1.2) million and $0.5 million, respectively, a decrease of $1.7 million. The decrease in net cash primarily relates to timing differences in the collection of current assets and the payment of current liabilities partially offset by the increase in net income.

Net cash provided by investing activities for the three months ended March 31, 2004 and 2003 was approximately $41.0 million and $11.0 million, respectively, an increase of $30.0 million. The increase is due to the timing differences in reinvesting matured securities.

The Company does not have any material capital expenditure commitments for 2004.

The terms of the Company’s acquisition of certain of the assets and business of Bluedot Virtual Event Organization, Inc. included minimum contingent consideration of $100,000 in 2003 and $60,000 in 2004. During 2003, the Company paid $100,000 and as of March 31, 2004, the Company paid an additional $15,000 of this minimum consideration. The terms of the Company’s investment in ITI included contingent payments due in March 2004 based upon fiscal 2003 income before income taxes. As of March 31, 2004, the Company accrued approximately $627,000 for the 2004 payment based upon 2003 income.

Net cash used in financing activities for the three months ended March 31, 2004 and 2003 was $0.8 million and $0.4 million, respectively, a decrease of $0.4 million. Current period activity consisted of one $0.10 per share cash dividend paid to common shareholders in 2004. This payment was partially offset by the proceeds received from the exercise of employee stock options during the quarter. Cash used in financing activities for the three months ended March 31, 2003 consisted of the purchase and retirement of common stock partially offset by the proceeds received from the exercise of employee stock options.

In 2004, the Company transferred its investment in the financial results of a property and casualty insurance program mainly consisting of auto liability and auto physical damage risks for the accident years ended June 30, 2003 and 2004 to Cypress Re and entered into a reinsurance agreement on March 29, 2004. On June 18, 2003, the

Company issued a letter of credit of approximately $1.3 million for its right to participate proportionately in the underwriting profits or losses of the accident year ended June 30, 2003. On November 5, 2003, the Company issued a letter of credit of approximately $1.8 million for its right to participate proportionately in the underwriting profits or losses of the accident year ending June 30, 2004. The Company’s maximum exposure to potential loss is approximately $2.1 million for the June 30, 2003 accident year and $2.5 million for the June 30, 2004 accident year, both of which includes the issued letters of credit.

In the ordinary course of business the Company may from time to time be required to enter into letters of credit with airlines, travel providers or travel reporting agencies. As of March 31, 2004, the Company has issued approximately $220,000 in letters of credit related to normal business operations which expire at various dates through 2005.

We are continuing to pursue further acquisitions of related travel and performance improvement, service and other businesses that may require the use of cash and cash equivalents. No assurance can be given that definitive agreements for any acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing and in the first quarter of 2003 the Company repurchased 98,000 shares for approximately $833,000. Subsequent to March 31, 2004, the Company repurchased 300,000 shares for approximately $3,675,000. The Company does not believe that any future repurchases will have a significant impact on the Company’s liquidity.

On September 2, 2003, the Board of Directors authorized a new dividend policy paying shareholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. Accordingly, a dividend of approximately $1,000,000 was paid on March 23, 2004 to shareholders of record on March 9, 2004. The Company and its Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future.

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

There have been no material changes in the reported market risks or the overall credit risk of the Company’s portfolio since December 31, 2003. See further discussion of these market risks and related financial instruments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As of March 31, 2004, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting: For the three months ended March 31, 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

(1)	The Company filed a current report on Form 8-K on February 27, 2004 in connection with the dissemination of an earnings release.*

*	Report containing information that under Item 12 is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate by reference this report into a filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)

Date: May 6, 2004	By:	/s/ Brian R. Schaefgen

Brian R. Schaefgen,
Chief Financial Officer

Exhibit Index

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002