Form 10-Q
period 2004-06-30
AMBASSADORS INTERNATIONAL INC
filed 2004-08-05
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     The number of shares of the registrant’s Common Stock outstanding as of July 27, 2004 was 9,840,019.

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Ambassadors International, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$47,254	$43,609
Available-for-sale securities	50,172	61,685
Accounts receivable, net of allowance of $64 and $75 in 2004 and 2003, respectively	5,946	2,132
Premiums receivable	5,025	—
Deferred policy acquisition costs	714	—
Reinsurance recoverable	519	—
Prepaid reinsurance premiums	646	—
Deferred income taxes	148	477
Prepaid program costs and other current assets	1,691	3,202

Total current assets	112,115	111,105
Property and equipment, net	845	1,010
Goodwill	6,817	6,817
Other intangibles	1,975	2,194
Deferred income taxes	2,433	2,433
Other assets	780	1,491

Total assets	$124,965	$125,050

Liabilities:
Current liabilities:
Accounts payable	$1,730	$2,033
Participants’ deposits	5,070	8,100
Accrued and other expenses	2,167	1,778
Loss and loss adjustment expense reserves	2,752	—
Unearned premiums	2,713	—
Deferred gain on retroactive reinsurance	743	—

Total current liabilities	15,175	11,911
Non-current participants’ deposits	156	270
Other liabilities	139	179

Total liabilities	15,470	12,360
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,779,777 and 9,969,875 shares issued and outstanding in 2004 and 2003, respectively	98	100
Additional paid-in capital	86,414	89,450
Retained earnings	22,771	23,408
Accumulated other comprehensive income (loss)	212	(268)

Total stockholders’ equity	109,495	112,690

Total liabilities and stockholders’ equity	$124,965	$125,050

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
Travel and incentive related	$2,592	$3,236	$7,318	$6,650
Software and technology related sales	125	351	270	942
License fees from equity investee	32	46	133	286
Net insurance premiums earned	1,277	—	1,277	—

	4,026	3,633	8,998	7,878

Costs and operating expenses:
Cost of software and technology related sales	22	448	35	787
Selling and tour promotion	774	1,125	1,584	2,237
General and administrative	2,395	2,730	4,993	5,609
Loss and loss adjustment expenses	457	—	457	—
Insurance acquisition costs and other operating expenses	493	—	579	—

	4,141	4,303	7,648	8,633

Operating income (loss)	(115)	(670)	1,350	(755)

Other income:
Interest and dividend income	305	326	610	720
Realized gains on sale of available-for-sale securities	—	1,152	40	1,152
Other, net	42	297	110	441

	347	1,775	760	2,313

Income before income taxes	232	1,105	2,110	1,558
Provision for income taxes	78	341	773	406

Net income	$154	$764	$1,337	$1,152

Earnings per share:
Basic	$0.02	$0.08	$0.14	$0.12
Diluted	$0.02	$0.08	$0.13	$0.11
Weighted-average common shares outstanding:
Basic	9,795	9,891	9,888	9,875
Diluted	10,061	10,129	10,168	10,091

Dividends per common share	$0.10	$—	$0.20	$—

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$1,337	$1,152
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	478	630
Undistributed earnings from equity investments	341	(105)
Gain on sale of available-for-sale securities	—	(1,152)
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(3,814)	(1,558)
Premiums receivable	(4,695)	—
Deferred acquisition costs	(714)	—
Reinsurance recoverable	(519)	—
Prepaid insurance premiums	(646)	—
Prepaid program costs and other current assets	1,551	452
Other assets	(2)	9
Accounts payable and accrued and other expenses	743	(274)
Current and non-current participants’ deposits	(3,144)	(389)
Loss and loss adjustment expense reserves	2,752	—
Unearned premiums	2,713	—
Deferred gain on retroactive reinsurance	743	—
Other liabilities	(40)	—

Net cash used in operating activities	(2,916)	(1,235)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	60,416	31,662
Purchase of available-for-sale securities	(48,092)	(24,559)
Purchase of other investments	(627)	(1,934)
Cash paid for acquisitions of subsidiaries, net of cash received	(30)	(71)
Purchase of property and equipment	(94)	(127)

Net cash provided by investing activities	11,573	4,971

Cash flows from financing activities:
Proceeds from exercise of stock options	637	586
Purchase and retirement of common stock	(3,675)	(833)
Dividends paid on common stock	(1,974)	—

Net cash used in financing activities	(5,012)	(247)

Net increase in cash and cash equivalents	3,645	3,489
Cash and cash equivalents, beginning of year	43,609	46,910

Cash and cash equivalents, end of year	$47,254	$50,399

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Company and Basis of Presentation

The Company

Ambassadors International, Inc. (the “Company”) was founded in 1967 as a travel services company and reincorporated in Delaware in 1995. Ambassadors Group, Inc. (“AGI”) represented the entire operations of the Company until 1996 when Ambassadors Performance Group, LLC (“APG” or the “Performance Group”) commenced operations. Ambassadors Services Group, Inc. (“ASG” or the “Services Group”) commenced operations in 1998 and Ambassadors Technology Corporation (“ATC” or the “Technology Group”) commenced operations in 2002. On February 28, 2002, the Company completed a spin-off of its wholly owned subsidiary, AGI, into a separate publicly traded company. In December 2003, the Company formed Cypress Reinsurance, Ltd (“Cypress Re”) as a complement to its primary business.

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

Basis of Presentation

The accompanying unaudited consolidated financial statement have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Accounting for Stock Options

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Because all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB Opinion No. 25.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

The following table presents the effects on net income and earnings per share if the Company had recognized compensation expense under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$154	$764	$1,337	$1,152
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(88)	(93)	(183)	(205)

Net income, pro forma	$66	$671	$1,154	$947

Earnings per share — basic
As reported	$0.02	$0.08	$0.14	$0.12
Pro forma	0.01	0.07	0.12	0.10
Earnings per share — diluted
As reported	$0.02	$0.08	$0.13	$0.11
Pro forma	0.01	0.07	0.11	0.09

Dividends Declared

On September 2, 2003, the Board of Directors authorized a new dividend policy paying shareholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. For the quarter ended March 31, 2004, a dividend of approximately $1,000,000 was paid on March 23, 2004 to shareholders of record on March 9, 2004. For the quarter ended June 30, 2004, a dividend of approximately $974,000 was paid on June 16, 2004 to shareholders of record on June 1, 2004.

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

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

During the first twelve months following the closing, the Technology Group shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $25,000 per quarter as the First Year Minimum Payments. During the second year following the closing, ATC shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $15,000 per quarter as the Second Year Minimum Payments. As of June 30, 2004, ATC had paid $130,000 for the first and second year minimum contingent payments and recorded these payments as an adjustment to the purchase price.

In March 2002, APG acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement call for contingent payments through 2005 based upon actual income before income taxes multiplied by APG’s 49% ownership interest calculated based on a predefined multiplier. Total payments related to ITI’s fiscal 2002 results were $2.5 million of which approximately $1.9 million was paid during 2003 and was allocated to intangible assets (license). Total payments related to ITI’s fiscal 2003 results were $0.6 million and was allocated to intangible assets (license). The remaining purchase price of $542,000 was paid during 2002 and was allocated to goodwill.

License fees earned from ITI are included in the operations of Ambassadors and represent approximately $32,000 and $46,000 for the three months ended June 30, 2004 and 2003, respectively, and $133,000 and $286,000 for the six months ended June 30, 2004 and 2003, respectively. The Company also recorded its proportional share of the earnings (loss) and management fees from ITI of approximately ($44,000) and $288,000 for the three months ended June 30, 2004 and 2003, respectively, and $46,000 and $473,000 for the six months ended June 30, 2004 and 2003, respectively, which are included in other income. At June 30, 2004 and 2003, the Company had approximately $169,000 and $97,000, respectively, in receivables related to license and management fees and approximately $401,000 and $356,000, respectively, in undistributed earnings from ITI.

3.	Reinsurance

The Company transferred its investment interest in two insurance programs to its wholly-owned subsidiary, Cypress Re. On March 29, 2004, Cypress Re entered into a reinsurance agreement which incorporated the terms and conditions of the above interest of these programs. The quota share reinsurance agreement covered a retroactive period from July 1, 2002 through March 29, 2004, as well as a prospective period from March 29, 2004 to June 30, 2004.

The reinsurance agreement meets the requirements of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” and has both prospective and retroactive elements.

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As a result, unearned premium reserves, deferred acquisition costs and ceded prepaid reinsurance premiums of $2.7 million, $0.7 million and $0.6 million, respectively, were recorded on the balance sheet as of June 30, 2004.

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized to income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is re-calculated and amortized based on and in the period that the changes in estimated ultimate payout are made. As of June 30, 2004, premium receivable, reinsurance recoverable, loss and loss adjustment expense reserves and a deferred gain on retroactive reinsurance of $2.3 million, $0.5 million, $2.1 million and $0.7 million, respectively, were recorded on the Company’s balance sheet. Loss and loss adjustment expense reserves include $0.4 million for incurred but not reported claims as of June 30, 2004 and the Company has recognized $0.2 million of the deferred gain associated with its retroactive reinsurance activity.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable are comprised of funds withheld by the ceding company of approximately $4.4 million and deductible recoveries of $0.6 million. The funds withheld by the ceding company are held in trust and primarily consist of high grade government bonds and money market funds which are carried at fair market value.

Reinsurance recoverable and prepaid reinsurance premiums of $0.5 million and $0.6 million, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or nonperformance is limited to these amounts.

The effect of reinsurance on premiums written and earned as of June 30, 2004 was as follows:

	Premiums
	Written	Earned
Direct	$—	$—
Assumed	4,390	1,677
Ceded	(1,046)	(400)

Net premiums	$3,344	$1,277

4.	Impairment Loss and Lease Exit Costs

In December 2003, the Company consolidated the operations of the Technology Group into its corporate headquarters in Newport Beach, California in order to improve operating efficiencies and reduce future costs. At December 31, 2003, the Company performed its annual impairment test on the Technology Group’s intangible asset, purchased software, and concluded that due to the consolidation of operations, the asset was impaired. Accordingly, the Company recorded a charge related to the unamortized balance of the purchased software related to the acquisition of Bluedot Software in 2002 of approximately $502,000. The Company also recorded approximately $389,000 related to the write-down of assets, lease exit costs and employee relocation expenses due to the closure of the San Francisco office. The Company recorded approximately $317,000 in accounts payable and other liabilities at December 31, 2003 for the remaining unpaid balance of these expenses. The Company paid and charged against the liability, net of sublease income received, approximately $20,000 and $74,000 in the three and six months ended June 30, 2004, respectively. In addition, the Company recorded an adjustment to the lease exit costs in general and administrative expenses of approximately $89,000 in the quarter ended June 30, 2004 due to executing a sublease agreement which was more favorable than originally estimated. At June 30, 2004, approximately $154,000 remained unpaid and is included in accounts payable and other liabilities in the accompanying balance sheet.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

5.	Comprehensive Income

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$154	$764	$1,337	$1,152
Change in unrealized gain (loss) on marketable equity securities, net of income tax expense (benefit) of ($114), $226, $331 and $63	(180)	336	480	72

	$(26)	$1,100	$1,817	$1,224

6.	Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$154	$764	$1,337	$1,152

Denominator:
Weighted-average shares outstanding — basic	9,795	9,891	9,888	9,875
Effect of dilutive common stock options	266	238	280	216

Weighted-average shares outstanding — diluted	10,061	10,129	10,168	10,091

For the three months ended June 30, 2004 and 2003 there were approximately 112,000 and 141,000 stock options outstanding, respectively, whereby the exercise price exceeded the average common stock market value. For the six months ended June 30, 2004 and 2003 there were approximately 95,000 and 180,000 stock options outstanding, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted EPS because they are anti-dilutive.

7.	Common Stock Repurchase Plan

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing and as of June 30, 2004, the Company has repurchased 1,051,500 shares for approximately $12.4 million. During the quarter ended June 30, 2004, the Company repurchased 300,000 shares for $3,675,000.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
Ambassadors	$2,749	$3,633	$7,721	$7,878
Cypress Re	1,277	—	1,277	—
Corporate and Other	—	—	—	—

Total revenue	$4,026	$3,633	$8,998	$7,878

Operating income (loss):
Ambassadors	$31	$(232)	$2,079	$126
Cypress Re	327	—	241	—
Corporate and Other	(473)	(438)	(970)	(881)

Total operating income (loss)	$(115)	$(670)	$1,350	$(755)

9.	Summarized Income Statement Information of Affiliate

The Company has a 49% ownership interest in ITI and accounts for this investment using the equity method as discussed in Note 2. This investment was considered significant to the Company’s fiscal 2003 operations as defined by applicable Securities and Exchange Commission regulations. The following summarizes the unaudited income statement of the investee for the three and six months ended June 30, 2003 (in thousands):

	Three Months	Six Months
	Ended	Ended
Revenue	$766	$1,732
Operating expenses	289	1,017

Operating income	477	715
Other income	6	12

Net income	$483	$727

Company’s share of net income	$237	$356

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Quarterly Report on Form 10-Q of the Company which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “will continue to be,” “will be,” “continue to,” “expect to,” “anticipates that,” “believes that,” “to be,” or “can impact.” Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. A more complete discussion of these risks and uncertainties, as well as other factors, may be identified from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, or in the Company’s press releases.

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

Reinsurance Transactions

The Company’s wholly-owned subsidiary, Cypress Re, assumes and cedes reinsurance transactions relating to property and casualty risks in the ordinary course of business. The assumed reinsurance transactions are typically reinsured through a quota share agreement in which Cypress Re agrees to accept a certain fixed percentage of premiums written from the ceding company and assumes the same percentage of purchased reinsurance, direct acquisition costs and ultimate incurred claims. The purchased reinsurance relates to excess of loss and aggregate stop loss reinsurance purchased to mitigate potential losses from severe adverse loss development, in the aggregate, on an accident year basis.

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

Reserves for Losses and Loss Adjustment Expenses

Cypress Re has identified the following estimates as critical, in that they involve a higher degree of judgment and are subject to a significant degree of variability: loss reserves, loss adjustment expense reserves and reserves for incurred but not reported claims. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available as of June 30, 2004.

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

While Cypress Re utilizes its best efforts in estimating its future loss reserves, there can be no assurance that Cypress Re’s ultimate losses will not adversely develop and materially exceed Cypress Re’s loss reserves as of June 30, 2004. In the future, if net loss reserves develop deficiently, such deficiency would have an adverse impact on future results of operations. A 1% difference in the ultimate value of reserves, net of reinsurance recoverable, would increase or decrease future pretax earnings by approximately $27,000.

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

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs that vary with and are directly related to the acquisition of the insurance contracts and are charged to expense in proportion to premium revenue recognized. Significant acquisition costs include commissions, policy issuance costs, claims administration, fronting fees and premium taxes. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. Cypress Re evaluates the recoverability of its deferred policy acquisition costs by comparing the present value of future cash flows from its insurance programs to the loss and maintenance reserves being held, less its deferred policy acquisition costs. At June 30, 2004, management believes its deferred policy acquisition costs are recoverable.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003:

Revenue

Total revenue for the three months ended June 30, 2004 was $4.0 million compared to $3.6 million for the three months ended June 30, 2003. For the quarter ended June 30, 2004, the Company realized insurance related revenue of approximately $1.3 million. The addition of this new revenue stream was partially offset by a decrease in the volume of business generated during the current quarter by the Ambassadors segment, as well as lower software and technology related revenue.

Cost of Software and Technology Related Sales

Cost of software and technology related sales decreased $0.4 million due to the decrease in software and technology related sales combined with the change in the type of revenue generated being less labor intensive than in the prior year. In 2004, the Company has changed its technology focus from custom configuration in 2003 to primarily licensing, hosting, support and maintenance.

Selling and Tour Promotion Expenses

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expense decreased $0.4 million due to the decrease in personnel and other expenses related to the businesses that were sold or consolidated in the fourth quarter of 2003.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million due to the decrease in personnel and other expenses related to the businesses that were sold or consolidated in the fourth quarter of 2003.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses relate to the insurance operations of Cypress Re, the Company’s new business segment, which began operations in 2004. Loss and loss adjustment expenses represent actual payments made and changes in estimated future payments to be made, including expenses required to settle claims, under Cypress Re’s reinsurance treaties and amortization of the deferred gain related to Cypress Re’s retroactive reinsurance activity.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses relate to the insurance operations of Cypress Re. Insurance acquisition costs consist of commissions, premium taxes and other ceding fees incurred under Cypress Re’s reinsurance treaties and are amortized to expense on the same basis as premiums are earned. Other operating expenses represent general operating expenses and are expensed as incurred.

Operating Loss

The Company recorded an operating loss of $0.1 million for the quarter ended June 30, 2004 compared to a loss of $0.7 million in the comparable quarter of 2003, an increase of $0.6 million. The increase is the result of the changes described above.

Other Income

Other income for the three months ended June 30, 2004 was $0.3 million compared to $1.8 million for the three months ended June 30, 2003. Other income for the three months ended June 30, 2003 included $1.2 million from contingent consideration received on the sale of Scheduled Airlines Traffic Offices, Inc. (“SatoTravel”) in June 2001. The Company also experienced a decrease in other income due to a decrease in income and service fees earned on equity investments combined with lower yields on its investment portfolio.

Income Taxes

The Company recorded income tax expense of $0.1 million for the quarter ended June 30, 2004 compared to $0.3 million for the quarter ended June 30, 2003, a decrease of $0.2 million. The effective tax rate for the quarter ended June 30, 2004 was 33.6% compared to 30.9% for the quarter ended June 30, 2003. The increase in the effective tax rate is primarily due to the change in the Company’s investment portfolio such that the tax-exempt interest income represents approximately 8% of the Company’s investment income for the quarter ended June 30, 2004 compared to 96% for the quarter ended June 30, 2003.

Net Income

Net income for the quarter ended June 30, 2004 was $0.2 million compared to $0.8 million for the comparable quarter of 2003, a decrease of $0.6 million. The decrease is the result of the changes as described above.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003:

Revenue

Total revenue for the six months ended June 30, 2004 was $9.0 million compared to $7.9 million for the six months ended June 30, 2003. In 2004, the Company realized insurance related revenue of approximately $1.3 million. The addition of this new revenue stream was partially offset by a decrease in the software and technology related revenue and license fees earned from an equity investee.

Cost of Software and Technology Related Sales

Cost of software and technology related sales decreased $0.8 million due to the decrease in software and technology related sales combined with the change in the type of revenue generated being less labor intensive than in the prior year. In 2004, the Company has changed its technology focus from custom configuration in 2003 to primarily licensing, hosting, support and maintenance.

Selling and Tour Promotion Expenses

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expense decreased $0.7 million due to the decrease in personnel and other expenses related to the businesses that were sold or consolidated in the fourth quarter of 2003.

General and Administrative Expenses

General and administrative expenses decreased $0.6 million due to the decrease in personnel and other expenses related to the businesses that were sold or consolidated in the fourth quarter of 2003.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses relate to the insurance operations of Cypress Re. Loss and loss adjustment expenses represent actual payments made and changes in estimated future payments to be made, including expenses required to settle claims, under Cypress Re’s reinsurance treaties and amortization of the deferred gain related to Cypress Re’s retroactive reinsurance activity.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses relate to the insurance operations of Cypress Re. Insurance acquisition costs consist of commissions, premium taxes and other ceding fees incurred under Cypress Re’s reinsurance treaties and are amortized to expense on the same basis as premiums are earned. Other operating expenses represent general operating expenses and are expensed as incurred.

Operating Income (Loss)

The Company recorded operating income of $1.4 million for the six months ended June 30, 2004 compared to a loss of $0.8 million in the comparable period of 2003, an increase of $2.2 million. The increase is the result of the changes described above.

Other Income

Other income for the six months ended June 30, 2004 was $0.8 million compared to $2.3 million for the six months ended June 30, 2003. Other income for the period ended June 30, 2003 included $1.2 million from contingent consideration received on the sale of SatoTravel in June 2001. The realized gains recorded in 2004 are due to the Company’s sale of some of its available-for-sale securities for gains during the quarter ended March 31, 2004. The Company also experienced a decrease in other income due to a decrease in income and service fees earned on equity investments combined with lower yields on its investment portfolio.

Income Taxes

The Company recorded income tax expense of $0.8 million for the six months ended June 30, 2004 compared to $0.4 million for the six months ended June 30, 2003, an increase of $0.4 million. The effective tax rate for the six months ended June 30, 2004 was 36.6% compared to 26.1% for the six months ended June 30, 2003. The increase in the effective tax rate is primarily due to the change in the Company’s investment portfolio such that the tax-exempt interest income represents approximately 40% of the Company’s investment income for the six months ended June 30, 2004 compared to 94% for the six months ended June 30, 2003.

Net Income

Net income for the six months ended June 30, 2004 was $1.3 million compared to $1.2 million for the comparable quarter of 2003, an increase of $0.1 million. The increase is the result of the changes as described above.

Liquidity and Capital Resources

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash used in operating activities for the six months ended June 30, 2004 and 2003 was approximately $2.9 million and $1.2 million, respectively, an increase of $1.7 million. The increase in net cash used primarily relates to timing differences in the collection of current assets and the payment of current liabilities partially offset by the increase in net income.

Net cash provided by investing activities for the six months ended June 30, 2004 and 2003 was approximately $11.6 million and $5.0 million, respectively, an increase of $6.6 million. The increase is due to the timing differences in reinvesting matured securities.

The Company does not have any material capital expenditure commitments for 2004.

The terms of the Company’s acquisition of certain of the assets and business of Bluedot Software included minimum contingent consideration of $100,000 in 2003 and $60,000 in 2004. During 2003, the Company paid $100,000 and as of June 30, 2004, the Company paid an additional $30,000 of this minimum consideration. The terms of the Company’s investment in ITI included contingent payments due in March 2004 based upon fiscal 2003 income before income taxes. As of June 30, 2004, the Company paid approximately $627,000 for the 2004 payment based upon 2003 income.

Net cash used in financing activities for the six months ended June 30, 2004 and 2003 was $5.0 million and $0.2 million, respectively, an increase of $4.8 million. Current period activity consisted of two $0.10 per share cash dividends paid to common shareholders in 2004 and the purchase and retirement of common stock. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period. Cash used in financing activities for the six months ended June 30, 2003 consisted of the purchase and retirement of common stock partially offset by the proceeds received from the exercise of employee stock options.

In the ordinary course of business the Company may from time to time be required to enter into letters of credit with airlines, travel providers and travel reporting agencies. As of June 30, 2004, the Company has issued approximately $908,500 in letters of credit related to normal business operations which expire at various dates through 2006. As of June 30, 2004, the Company has issued approximately $6,488,500 in letters of credit related to property and casualty insurance programs which expire at various dates through 2005. On July 2, 2004, the Company issued an additional letter of credit of approximately $1,909,000 for a property and casualty insurance program which will expire in 2005. The Company has a $10 million credit line to support the outstanding letters of credit. Pursuant to the line of credit, the Company is subject to certain covenants, which include, among other things, a requirement for unencumbered liquid assets. As of June 30, 2004, the Company was in compliance with these covenants.

We are continuing to pursue further acquisitions of related travel and performance improvement, service and other businesses that may require the use of cash and cash equivalents. No assurance can be given that definitive agreements for any acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to an approved amount) in the open market or through private transactions. This repurchase program is ongoing and in the first quarter of 2003 the Company repurchased 98,000 shares for approximately $833,000. In the second quarter of 2004, the Company repurchased 300,000 shares for $3,675,000. The Company does not believe that any future repurchases will have a significant impact on the Company’s liquidity.

On September 2, 2003, the Board of Directors authorized a new dividend policy paying shareholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. Accordingly, a dividend of approximately $1,000,000 was paid on March 23, 2004 to shareholders of record on March 9, 2004 and a dividend of approximately $974,000 was paid on June 16, 2004 to shareholders of record on June 1, 2004. The Company and its Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: As of June 30, 2004, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting: For the three and six months ended June 30, 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities (1)

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) of
			Part of Publicly	Shares that May Yet
	(a) Total Number of	(b) Average Price	Announced Plans or	Be Purchased Under
Period	Shares Purchased	Paid per Share	Programs	the Plans or Programs
April 1, 2004 through April 30, 2004	300,000	$12.25	300,000	$7,642,701
May 1, 2004 through May 31, 2004	—	—	—	—
June 1, 2004 through June 30, 2004	—	—	—	—

	300,000	$12.25	300,000	$7,642,701

(1)	In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to an approved amount of $20.0 million) in the open market or through private transactions. This repurchase program is ongoing and as of June 30, 2004, the Company has repurchased 1,051,500 shares for approximately $12.4 million. During the quarter ended June 30, 2004, the Company repurchased 300,000 shares for $3,675,000 million. As of June 30, 2004, approximately $7.6 million was available for share repurchases under the program.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders of registrant on May 14, 2004, the following matter was voted upon:

     Election of Directors (1):

Nominee	Votes For	Votes Withheld
Peter V. Ueberroth	9,290,906	240,457
Richard D.C. Whilden	9,275,760	255,657

(1)	The two directors will hold office for a three-year term or until their respective successors are duly elected and qualified.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K:

(1)	The Company filed a current report on Form 8-K on April 22, 2004 in connection with the dissemination of an earnings release.*

*	Report containing information that under Item 12 is not deemed to be “filed” for the purpose of Section 18 of the Exchange Act and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate by reference this report into a filing under the Securities Act of 1933, as amended or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)
Date: August 5, 2004	By:	/s/ Brian R. Schaefgen
Brian R. Schaefgen,
Chief Financial Officer

Exhibit Index

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002