Form 10-Q
period 2004-09-30
AMBASSADORS INTERNATIONAL INC
filed 2004-11-05
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     The number of shares of the registrant’s Common Stock outstanding as of October 25, 2004 was 9,866,325.

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Ambassadors International, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$48,039	$43,609
Available-for-sale securities	50,980	61,685
Accounts receivable, net of allowance of $64 and $75 in 2004 and 2003, respectively	5,058	2,132
Premiums receivable	8,000	—
Deferred policy acquisition costs	1,271	—
Reinsurance recoverable	1,363	—
Prepaid reinsurance premiums	932	—
Deferred income taxes	270	477
Prepaid program costs and other current assets	3,381	3,202

Total current assets	119,294	111,105
Property and equipment, net	762	1,010
Goodwill	6,817	6,817
Other intangibles	2,174	2,194
Deferred income taxes	2,433	2,433
Other assets	464	1,491

Total assets	$131,944	$125,050

Liabilities:
Current liabilities:
Accounts payable	$2,179	$2,033
Participants’ deposits	7,131	8,100
Accrued and other expenses	2,769	1,778
Loss and loss adjustment expense reserves	4,916	—
Unearned premiums	4,714	—
Deferred gain on retroactive reinsurance	747	—

Total current liabilities	22,456	11,911
Non-current participants’ deposits	156	270
Other liabilities	127	179

Total liabilities	22,739	12,360
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,866,325 and 9,969,875 shares issued and outstanding in 2004 and 2003, respectively	99	100
Additional paid-in capital	87,087	89,450
Retained earnings	21,986	23,408
Accumulated other comprehensive income (loss)	33	(268)

Total stockholders’ equity	109,205	112,690

Total liabilities and stockholders’ equity	$131,944	$125,050

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
Travel and incentive related	$2,493	$2,683	$9,811	$9,333
Software and technology related sales	120	171	390	1,113
License fees	37	119	170	405
Net insurance premiums earned	1,879	—	3,156	—

	4,529	2,973	13,527	10,851

Costs and operating expenses:
Cost of software and technology related sales	6	92	41	879
Selling and tour promotion	707	1,096	2,291	3,333
General and administrative	2,525	2,739	7,518	8,348
Loss and loss adjustment expenses	753	—	1,210	—
Insurance acquisition costs and other operating expenses	713	—	1,292	—

	4,704	3,927	12,352	12,560

Operating income (loss)	(175)	(954)	1,175	(1,709)

Other income:
Interest and dividend income	406	294	1,016	1,014
Realized gains on sale of available-for-sale securities	1	—	41	1,152
Other, net	54	492	164	933

	461	786	1,221	3,099

Income (loss) before income taxes	286	(168)	2,396	1,390
Provision (benefit) for income taxes	84	(159)	857	247

Net income (loss)	$202	$(9)	$1,539	$1,143

Earnings per share:
Basic	$0.02	$0.00	$0.16	$0.12
Diluted	$0.02	$0.00	$0.15	$0.11

Weighted-average common shares outstanding:
Basic	9,849	9,933	9,870	9,895
Diluted	10,064	9,933	10,124	10,137

Dividends per common share	$0.10	$0.10	$0.30	$0.10

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$1,539	$1,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	701	910
Undistributed earnings from equity investments	72	(525)
Gain on sale of available-for-sale securities	—	(1,152)
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(2,926)	(50)
Premiums receivable	(7,670)	—
Deferred policy acquisition costs	(1,271)	—
Reinsurance recoverable	(1,363)	—
Prepaid insurance premiums	(932)	—
Prepaid program costs and other current assets	(193)	(1,008)
Other assets	639	(11)
Accounts payable and accrued and other expenses	1,492	(478)
Current and non-current participants’ deposits	(1,083)	1,979
Loss and loss adjustment expense reserves	4,916	—
Unearned premiums	4,714	—
Deferred gain on retroactive reinsurance	747	—
Other liabilities	(52)	—

Net cash provided by (used in) operating activities	(670)	808

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	64,690	40,215
Purchase of available-for-sale securities	(53,477)	(41,058)
Purchase of other investments	(627)	(1,934)
Cash paid for acquisitions of subsidiaries, net of cash received	(30)	(96)
Purchase of property and equipment	(131)	(221)

Net cash provided by (used in) investing activities	10,425	(3,094)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,311	1,026
Purchase and retirement of common stock	(3,675)	(833)
Dividends paid on common stock	(2,961)	—

Net cash provided by (used in) financing activities	(5,325)	193

Net increase (decrease) in cash and cash equivalents	4,430	(2,093)
Cash and cash equivalents, beginning of year	43,609	46,910

Cash and cash equivalents, end of year	$48,039	$44,817

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Company and Basis of Presentation

The Company

Ambassadors International, Inc. (the “Company”) was founded in 1967 as a travel services company and reincorporated in Delaware in 1995. Ambassadors Group, Inc. (“AGI”) represented the entire operations of the Company until 1996 when Ambassadors Performance Group, LLC (“APG” or the “Performance Group”) commenced operations. Ambassadors Services Group, Inc. (“ASG” or the “Services Group”) commenced operations in 1998 and Ambassadors Technology Corporation (“ATC” or the “Technology Group”) commenced operations in 2002. On February 28, 2002, the Company completed a spin-off of its wholly owned subsidiary, AGI, into a separate publicly traded company. In December 2003, the Company formed Cypress Reinsurance, Ltd (“Cypress Re”).

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for future periods or the year ending December 31, 2004.

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

The following table presents the effects on net income and earnings per share if the Company had recognized compensation expense under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$202	$(9)	$1,539	$1,143
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74)	(10)	(257)	(215)

Net income, pro forma	$128	$(19)	$1,282	$928

Earnings per share — basic
As reported	$0.02	$0.00	$0.16	$0.12
Pro forma	0.01	0.00	0.13	0.09
Earnings per share — diluted
As reported	$0.02	$0.00	$0.15	$0.11
Pro forma	0.01	0.00	0.13	0.09

Dividends Declared

On September 2, 2003, the Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. During the quarter ended March 31, 2004, a dividend of approximately $1,000,000 was paid on March 23, 2004 to stockholders of record on March 9, 2004. During the quarter ended June 30, 2004, a dividend of approximately $974,000 was paid on June 16, 2004 to stockholders of record on June 1, 2004. During the quarter ended September 30, 2004, a dividend of approximately $987,000 was paid on September 14, 2004 to stockholders of record on August 30, 2004.

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

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

described in Note 4, in the fourth quarter of 2003 the Company wrote off the unamortized balance of the intangible asset.

During the first twelve months following the closing, the Technology Group shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $25,000 per quarter as the First Year Minimum Payments. During the second year following the closing, ATC shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $15,000 per quarter as the Second Year Minimum Payments. As of September 30, 2004, Ambassadors had paid $130,000 for the first and second year minimum contingent payments and recorded these payments as an adjustment to the purchase price.

In March 2002, APG acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement call for contingent payments through 2005 based upon actual income before income taxes multiplied by APG’s 49% ownership interest calculated based on a predefined multiplier. Total payments related to ITI’s fiscal 2002 results were $2.5 million of which approximately $1.9 million was paid during 2003 and was allocated to intangible assets (license). Total payments related to ITI’s fiscal 2003 results were $0.6 million and was allocated to intangible assets (license). The remaining purchase price of $542,000 was paid during 2002 and was allocated to goodwill. As of September 30, 2004, the Company’s obligation related to ITI’s fiscal 2004 results is estimated to be $302,000 which has been accrued and allocated to intangible assets (license).

License fees earned from ITI are included in the operations of Ambassadors and represent approximately $37,000 and $119,000 for the three months ended September 30, 2004 and 2003, respectively, and $170,000 and $405,000 for the nine months ended September 30, 2004 and 2003, respectively. The Company also recorded its proportional share of the earnings (loss) and management fees from ITI of approximately $93,000 and $150,000 for the three months ended September 30, 2004 and 2003, respectively, and $139,000 and $623,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in other income. At September 30, 2004 and 2003, the Company had approximately $37,000 and $160,000, respectively, in receivables related to license and management fees and approximately $72,000 and $466,000, respectively, in undistributed earnings from ITI.

3.	Reinsurance

In 2004, the Company transferred its investment interest in two insurance programs to its wholly-owned subsidiary, Cypress Re. On March 29, 2004, Cypress Re entered into a reinsurance agreement which incorporated the terms and conditions of the above interest of these programs. The quota share reinsurance agreement covered a retroactive period from July 1, 2002 through March 29, 2004, as well as a prospective period from March 29, 2004 to June 30, 2004. The reinsurance agreement meets the requirements of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” and has both prospective and retroactive elements.

During the quarter ended September 30, 2004, Cypress Re entered into additional quota share reinsurance agreements. These reinsurance agreements represent participation in selective property and casualty programs. The reinsurance agreements meet the requirements of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” One of the quota share reinsurance agreements covered a retroactive period from January 1, 2003 through May 31, 2004 and a prospective period from June 1, 2004 through December 31, 2004. The other agreements only contained a prospective component.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As a result, unearned premium reserves, deferred policy acquisition costs and ceded prepaid reinsurance premiums of $4.7 million, $1.3 million and $0.9 million, respectively, were recorded on the balance sheet as of September 30, 2004.

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized to income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and amortized based on and in the period that the changes in estimated ultimate payout are made. As of September 30, 2004, premiums receivable, reinsurance recoverable, loss and loss adjustment expense reserves and a deferred gain on retroactive reinsurance of $2.9 million, $1.3 million, $3.3 million and $0.7 million, respectively, were recorded on the Company’s balance sheet. Loss and loss adjustment expense reserves include $0.4 million for incurred but not reported claims as of September 30, 2004 and the Company has recognized $0.4 million of the deferred gain associated with its retroactive reinsurance activity.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable at September 30, 2004 is comprised of funds held in trust, by the ceding company, of approximately $4.0 million and deferred and not yet due premiums, from the ceding company of approximately $4.0 million. The funds held in trust primarily consist of high grade government bonds and money market funds.

As of September 30, 2004, reinsurance recoverable and prepaid reinsurance premiums of $1.4 million and $0.9 million, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or nonperformance is limited to these amounts.

Written premiums are a non- GAAP financial measure which represent the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premiums are a GAAP measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. The effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2004 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Written	Earned	Written	Earned
Assumed	$4,378	$2,377	$8,768	$4,054
Ceded	(784)	(498)	(1,830)	(898)

Net premiums	$3,594	$1,879	$6,938	$3,156

As of September 30, 2004, the Company has issued approximately $9,898,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2005.

4.	Impairment Loss and Lease Exit Costs

In December 2003, the Company consolidated the operations of the Technology Group into its corporate headquarters in Newport Beach, California in order to improve operating efficiencies and reduce future costs. At December 31, 2003, the Company performed its annual impairment test on the Technology Group’s intangible asset, purchased software, and concluded that due to the consolidation of operations, the asset was impaired. Accordingly, the Company recorded a charge related to the unamortized balance of the purchased software related to the acquisition of Bluedot Software in 2002 of approximately $502,000. The Company also recorded

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

approximately $389,000 related to the write-down of assets, lease exit costs and employee relocation expenses due to the closure of the San Francisco office. The Company recorded approximately $317,000 in accounts payable and other liabilities at December 31, 2003 for the remaining unpaid balance of these expenses. The Company paid and charged against the liability, net of sublease income received, approximately $3,500 and $77,000 in the three and nine months ended September 30, 2004, respectively. In addition, the Company recorded an adjustment to the lease exit costs in general and administrative expenses of approximately $89,000 in the quarter ended June 30, 2004 due to executing a sublease agreement which was more favorable than originally estimated. At September 30, 2004, approximately $151,000 remained unpaid and is included in accounts payable and other liabilities in the accompanying balance sheet.

5.	Comprehensive Income

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$202	$(9)	$1,539	$1,143
Change in unrealized gain (loss) on marketable equity securities, net of income tax expense (benefit) of ($124), $95, $207 and $158	(179)	139	301	211

	$23	$130	$1,840	$1,354

6.	Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$202	$(9)	$1,539	$1,143

Denominator:
Weighted-average shares outstanding — basic	9,849	9,933	9,870	9,895
Effect of dilutive common stock options	215	—	254	242

Weighted-average shares outstanding — diluted	10,064	9,933	10,124	10,137

For the three months ended September 30, 2004 and 2003 there were approximately 112,000 and 79,000 stock options outstanding, respectively, for which the exercise price exceeded the average common stock market value. For the nine months ended September 30, 2004 and 2003 there were approximately 101,000 and 116,000 stock options outstanding, for which the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted EPS because they are anti-dilutive.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

7.	Common Stock Repurchase Program

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to $20.0 million) in the open market or through private transactions. This repurchase program is ongoing and as of September 30, 2004, the Company has repurchased 1,051,500 shares for approximately $12.4 million. During the quarter ended June 30, 2004, the Company repurchased 300,000 shares for $3,675,000. The Company made no additional repurchases during fiscal 2004.

8.	Business Segments

In January 2004, the Company realigned its business operations and consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors. Also, during the first quarter of 2004 the Company launched its reinsurance business segment, Cypress Re. Corporate and Other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill). Selected financial information related to these segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Ambassadors	$2,650	$2,973	$10,371	$10,851
Cypress Re	1,879	—	3,156	—
Corporate and Other	—	—	—	—

Total revenue	$4,529	$2,973	$13,527	$10,851

Operating income (loss):
Ambassadors	$(67)	$(488)	$2,012	$(362)
Cypress Re	413	—	654	—
Corporate and Other	(521)	(466)	(1,491)	(1,347)

Total operating income (loss)	$(175)	$(954)	$1,175	$(1,709)

9.	Summarized Income Statement Information of Affiliate

The Company has a 49% ownership interest in ITI and accounts for this investment using the equity method as discussed in Note 2. This investment was considered significant to the Company’s fiscal 2003 operations as defined by applicable Securities and Exchange Commission regulations. The following summarizes the unaudited income statement of the investee for the three and nine months ended September 30, 2003 (in thousands):

	Three Months	Nine Months
	Ended	Ended
Revenue	$601	$2,333
Operating expenses	382	1,399

Operating income	219	934
Other income	5	17

Net income	$224	$951

Company’s share of net income	$110	$466

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the period. Management evaluates its estimates and judgments, including those which impact its most critical accounting policies, on an ongoing basis. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, within the framework of current accounting literature.

The following is a list of the accounting policies that management believes are the more significant judgments and estimates, and that could potentially result in materially different results under different assumptions or conditions.

Reinsurance Transactions

The Company’s wholly-owned subsidiary, Cypress Re, assumes and cedes reinsurance transactions relating to property and casualty risks in the ordinary course of business. The assumed reinsurance transactions are typically reinsured through a quota share agreement in which Cypress Re agrees to accept a certain fixed percentage of premiums written from the ceding company and in general assumes the same percentage of purchased reinsurance, direct acquisition costs and ultimate incurred claims. The purchased reinsurance relates to excess of loss and aggregate stop loss reinsurance purchased to mitigate potential losses from severe adverse loss development on a per accident claim basis and in the aggregate, respectively. In the excess of loss purchased reinsurance, Cypress Re retains the first layer of risk on a per policy basis which ranges from $250,000 to $500,000. The third party reinsurer retains the next layer up to the policy limits of $1.0 million. In the aggregate purchased reinsurance, Cypress Re retains losses up to the aggregate reinsurance limit per the quota share reinsurance agreement. The third party reinsurer then pays losses in excess of Cypress Re’s aggregate reinsurance limit up to $5.0 million. Cypress Re is responsible for any additional losses in excess of the aggregate reinsurance limit. As of September 30, 2004, loss and loss adjustment expenses incurred have not exceeded Cypress Re’s aggregate reinsurance limit on any of its quota share reinsurance agreements. Cypress Re retains independent actuaries to determine the loss ratios to utilize in recording its best estimate of the loss and loss adjustment expense reserves.

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

Reserves for Losses and Loss Adjustment Expenses

Cypress Re has identified the following estimates as critical, in that they involve a higher degree of judgment and are subject to a significant degree of variability: loss reserves, loss adjustment expense reserves and reserves for incurred but not reported claims. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available as of September 30, 2004.

The liabilities for unpaid claims and loss adjustment expenses of unpaid claims are based upon: (a) estimates received from ceding reinsurers; (b) the accumulation of case estimates for losses reported prior to the close of the accounting period; (c) estimates based on experience of expense for adjusting claims; (d) estimates of unreported losses based on industry and past experience; and (e) the current state of law and coverage litigation. Using these items as well as historical industry trends adjusted for changes in various external and internal factors, such as underwriting standards, policy provisions and product mix, Cypress Re’s independent actuary determines a point estimate which management utilizes in recording its best estimate of the liabilities.

While Cypress Re utilizes its best efforts in estimating its future loss reserves, there can be no assurance that Cypress Re’s ultimate losses will not adversely develop and materially exceed Cypress Re’s loss reserves as of September 30, 2004. In the future, if net loss reserves develop a deficiency, such deficiency would have an adverse impact on future results of operations. A 1% difference in the ultimate value of reserves, net of reinsurance recoverable, would increase or decrease the Company’s future pretax earnings by approximately $47,000.

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

The purchased or ceded reinsurance relates to excess of loss and aggregate stop loss reinsurance purchased to mitigate potential losses from severe adverse loss development on a per accident claim basis and in the aggregate. These ceded reinsurance transactions are recognized as a reduction of premium revenue in the same manner in which the insurance contract is recognized as premium revenue.

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

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs that vary with and are directly related to the acquisition of the insurance contracts and are charged to expense in proportion to premium revenue recognized. Significant acquisition costs include commissions, policy issuance costs, claims administration, fronting fees and premium taxes. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. Cypress Re considers anticipated investment income in determining the recoverability of these costs. At September 30, 2004, management believes its deferred policy acquisition costs are recoverable.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003:

Revenue

Total revenue for the three months ended September 30, 2004 was $4.5 million, compared to $3.0 million for the three months ended September 30, 2003. For the quarter ended September 30, 2004, the increase in revenue was attributable to insurance related revenue of approximately $1.9 million, partially offset by a decrease in revenue of approximately $0.3 million from the Ambassadors segment, including lower software and technology related sales and license fees.

Cost of Software and Technology Related Sales

Cost of software and technology related sales were $6,000 for the quarter ended September 30, 2004, a decrease of $86,000, compared to the third quarter of 2003. The decrease was due to reduced software and technology related sales combined with the change in the type of revenue generated being less labor intensive than in the prior year. In 2004, the Company has changed its technology focus from custom configuration in 2003 to primarily licensing, hosting, support and maintenance.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $0.7 million for the quarter ended September 30, 2004, a decrease of $0.4 million, compared to the third quarter of 2003. The decrease was due to a reduction in personnel and other expenses related to the businesses that were sold or consolidated in the fourth quarter of 2003.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the quarter ended September 30, 2004, a decrease of $0.2 million, compared to the third quarter of 2003. The decrease was due to a reduction in personnel and other expenses related to the businesses that were sold or consolidated in the fourth quarter of 2003.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses relate to the insurance operations of Cypress Re, the Company’s new business segment, which began operations in 2004. Loss and loss adjustment expenses represent actual payments made and changes in estimated future payments to be made, including expenses required to settle claims, under Cypress Re’s reinsurance treaties and amortization of the deferred gain related to Cypress Re’s retroactive reinsurance activity. Loss and adjustment expenses were $0.8 million for the third quarter ended September 30, 2004. The Company did not incur loss and adjustment expense in the third quarter of 2003.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses relate to the insurance operations of Cypress Re. Insurance acquisition costs consist of commissions, premium taxes and other ceding fees incurred under Cypress Re’s reinsurance treaties and are amortized to expense on the same basis as premiums are earned. Other operating expenses represent general operating expenses and are expensed as incurred. Insurance acquisition costs and other operating expenses were $0.7 million for the quarter ended September 30, 2004. The Company did not incur insurance acquisition costs and other operating expenses in the third quarter of 2003.

Operating Loss

The Company recorded an operating loss of $0.2 million for the quarter ended September 30, 2004, compared to an operating loss of $1.0 million in the comparable quarter of 2003, a change of $0.8 million. The change is the result of the changes described above.

Other Income

Other income for the three months ended September 30, 2004 was $0.5 million, compared to $0.8 million for the three months ended September 30, 2003. The Company experienced a decrease in other income due to a decrease in income and service fees earned on minority investments.

Income Taxes

The Company recorded income tax expense of $0.1 million for the quarter ended September 30, 2004, compared to a tax benefit of $0.2 million for the quarter ended September 30, 2003, a change of $0.3 million. The effective tax rate for the quarter ended September 30, 2004 was 29.4%, compared to a benefit rate of (94.6%) for the quarter ended September 30, 2003. The increase in the effective tax rate is primarily due to the change in the Company’s investment portfolio such that tax-exempt interest income represents approximately 8% of the Company’s investment income for the quarter ended September 30, 2004, compared to 87% for the quarter ended September 30, 2003.

Net Income (Loss)

Net income for the quarter ended September 30, 2004 was $202,000, compared to a loss of $9,000 for the comparable quarter of 2003, a change of $211,000. The change is the result of the changes described above.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003:

Revenue

Total revenue for the nine months ended September 30, 2004 was $13.5 million, compared to $10.9 million for the nine months ended September 30, 2003, an increase of $2.6 million. The increase was primarily attributable to insurance related revenue of approximately $3.2 million and travel and incentive related revenue of $0.5 million due to increase in the overall volume of business generated earlier in the year. The increase was partially offset by a decrease in the software and technology related sales and license fees.

Cost of Software and Technology Related Sales

Cost of software and technology related sales were $41,000 for the nine months ended September 30, 2004, a decrease of $0.8 million, compared to the third quarter of 2003. The decrease was due to reduced software and technology related sales combined with the change in the type of revenue generated being less labor intensive than in the prior year. In 2004, the Company has changed its technology focus from custom configuration in 2003 to primarily licensing, hosting, support and maintenance.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $2.3 million for the nine months ended September 30, 2004, a decrease of $1.0 million, compared to the third quarter of 2003. The decrease was due to a reduction in personnel and other expenses related to the businesses that were sold or consolidated in the fourth quarter of 2003.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the nine months ended September 30, 2004, a decrease of $0.8 million, compared to the third quarter of 2004. The decrease was due to a reduction in personnel and other expenses related to the businesses that were sold or consolidated in the fourth quarter of 2003.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $1.2 million for the nine months ended September 30, 2004. The Company did not incur loss and loss adjustment expense in the first nine months of 2003.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $1.3 million for the nine months ended September 30, 2004. The Company did not incur insurance acquisition costs and other operating expenses in the first nine months of 2003.

Operating Income (Loss)

The Company recorded operating income of $1.2 million for the nine months ended September 30, 2004, compared to an operating loss of $1.7 million in the comparable period of 2003, a change in operating income of $2.9 million. The change is the result of the changes described above.

Other Income

Other income for the nine months ended September 30, 2004 was $1.2 million, compared to $3.1 million for the nine months ended September 30, 2003. Other income for the nine months ended September 30, 2003 included $1.2 million from contingent consideration received on the sale of SatoTravel in June 2001 which was recorded in the second quarter of 2003. The realized gains recorded in 2004 are due to the Company’s sale of some of its available-for-sale securities for gains during the quarter ended March 31, 2004. The Company also experienced a decrease in other income due to a decrease in income and service fees earned on minority investments.

Income Taxes

The Company recorded income tax expense of $0.9 million for the nine months ended September 30, 2004, compared to $0.2 million for the nine months ended September 30, 2003, an increase of $0.7 million. The effective tax rate for the nine months ended September 30, 2004 was 35.8%, compared to 17.8% for the nine months ended September 30, 2003. The increase in the effective tax rate is due to the increase in the Company’s operating income combined with the change in the Company’s investment portfolio such that tax-exempt interest income represents approximately 27% of the Company’s investment income for the nine months ended September 30, 2004, compared to 87% for the nine months ended September 30, 2003.

Net Income

Net income for the nine months ended September 30, 2004 was $1.5 million, compared to $1.1 million for the comparable quarter of 2003, an increase of $0.4 million. The increase is the result of the changes described above.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities for the nine months ended September 30, 2004 and 2003 was approximately ($0.7) million and $0.8 million, respectively, a change of $1.5 million. The change in net cash primarily relates to timing differences in the collection of current assets and the payment of current liabilities partially offset by the increase in net income.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2004 and 2003 was approximately $10.4 million and ($3.1) million, respectively, a change of $13.5 million. The change is due to the timing differences in reinvesting matured securities.

The Company does not have any material capital expenditure commitments for 2004.

The terms of the Company’s acquisition of certain of the assets and business of Bluedot Software included minimum contingent consideration of $100,000 in 2003 and $60,000 in 2004. During 2003, the Company paid $100,000 and, as of September 30, 2004, the Company paid an additional $30,000 of this minimum consideration. In addition, the terms of the Company’s investment in ITI included contingent payments due in March 2004 based upon fiscal 2003 income before income taxes. In the quarter ended June 30, 2004, the Company paid approximately $627,000 for the 2004 payment based upon 2003 income. As of September 30, 2004, the Company has accrued approximately $302,000 for the 2005 ITI related payment based upon the current estimate of 2004 income.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2004 and 2003 was ($5.3) million and $0.2 million, respectively, a change of $5.5 million. Current period activity consisted of three quarterly $0.10 per share cash dividends paid to common stockholders in 2004 and the purchase and retirement of common stock. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period. Cash provided by financing activities for the nine months ended September 30, 2003 consisted of the proceeds received from the exercise of employee stock options partially offset by the purchase and retirement of common stock.

In the ordinary course of business the Company may from time to time be required to enter into letters of credit with airlines, travel providers and travel reporting agencies. As of September 30, 2004, the Company has issued approximately $908,500 in letters of credit related to normal business operations which expire at various dates through 2006. As of September 30, 2004, the Company has issued approximately $9,898,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2005. The Company has a $15 million line of credit to support the outstanding letters of credit. Pursuant to the line of credit, the Company is subject to certain covenants, which include, among other things, a requirement for unencumbered liquid assets. As of September 30, 2004, the Company was in compliance with these covenants.

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to $20.0 million) in the open market or through private transactions. This repurchase program is ongoing and in the first quarter of 2003 the Company repurchased 98,000 shares for approximately $833,000. In the second quarter of 2004, the Company repurchased 300,000 shares for $3,675,000. The Company does not believe that any future repurchases will have a significant impact on the Company’s liquidity.

On September 2, 2003, the Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. Accordingly, a dividend of approximately $1,000,000 was paid on March 23, 2004 to stockholders of record on March 9, 2004, a dividend of approximately $974,000 was paid on June 16, 2004 to stockholders of record on June 1, 2004 and a dividend of approximately $987,000 was paid on September 14, 2004 to stockholders of record on August 30, 2004. The Company and its Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future.

The Company’s cash, cash equivalents and available-for-sale securities totaled $99.0 million at September 30, 2004. Management believes that cash, cash equivalents, available-for-sale securities and cash flows from operations will be sufficient to meet the Company’s anticipated operating cash needs for at least the next twelve months. The Company continues to pursue further acquisitions of related travel and performance improvement, service and other businesses, although no assurance can be given that definitive agreements for any acquisition will be entered into or, if they are entered into, that any acquisition will be consummated on terms favorable to the Company. The Company could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, the Company may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If a material acquisition or investment is completed, the Company’s operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

Under Bermuda regulations, Cypress Re is required to maintain surplus greater than 20% of gross written premiums or 10% of loss and loss adjustment expense reserves. As of September 30, 2004, Cypress Re has $10.1 million of contributed capital from the Company which is in excess of the required statutory capital and surplus of $1.8 million.

Trends and Uncertainties

The results of operations and financial position of the Company’s business may be affected by a number of trends or uncertainties that have, or the Company reasonably expects could have, a material impact on income from continuing operations, cash flows and financial position. Such trends and uncertainties include the repercussions of war with Iraq or terrorist acts and the Company’s acquisition of or investment in complementary businesses. The Company will also, from time to time, consider the acquisition of or investment in businesses, services and technologies that might affect the Company’s liquidity requirements.

Cautionary Note Regarding Forward Looking Statements

Statements contained in this Quarterly Report on Form 10-Q of the Company, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Such risks and uncertainties include, among others:

•	general economic financial and business conditions;

•	overall conditions in the travel services and insurance markets;

•	potential claims related to the Company’s reinsurance business;

•	the potentially volatile nature of the reinsurance business;

•	the impact of competition;

•	the Company’s ability to successfully acquire and integrate companies;

•	a decline in corporate meeting demand caused by terrorism, war, weather conditions or health and safety concerns;

•	potential liability related to accidents or disasters causing injury to participants or attendees to the Company’s programs or events;

•	our dependence upon travel suppliers and the risks associated with a deterioration in our relationships with these travel suppliers; and

•	and other factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

A more complete discussion of these risks and uncertainties, as well as other factors, may be identified from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, or in the Company’s press releases. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, the Company’s disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those the Company maintains with respect to the Company’s consolidated subsidiaries.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings. The Company is from time to time threatened or involved in litigation incidental to its business. The Company believes that the outcome of all current litigation will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

Item 6. Exhibits

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

AMBASSADORS INTERNATIONAL, INC. (Registrant)
Date: November 5, 2004	By:	/s/ Brian R. Schaefgen
Brian R. Schaefgen,
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002