Form 10-K
period 2004-12-31
AMBASSADORS INTERNATIONAL INC
filed 2005-03-16
CIK 946842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-26420

AMBASSADORS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1688605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1071 Camelback Street Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (949) 759-5900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the Nasdaq National Market on June 30, 2004, was 106,741,145. The number of shares of the registrant’s Common Stock outstanding as of March 2, 2005 was 10,159,689.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1. Business

Overview

Ambassadors International, Inc., a Delaware corporation, develops, markets and manages performance improvement programs and provides event management services for a nationwide roster of corporate clients, utilizing incentive travel, merchandise award programs and corporate meeting management services. Our performance improvement programs utilize debit cards, travel incentives and merchandise awards designed to achieve a multitude of specific corporate objectives. Through our event management services, we provide comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows and provide event portfolio management software solutions. The Company also has a specialty reinsurance business that participates in selective reinsurance programs. The terms “Company,” “our” and “we” are used to refer collectively to Ambassadors International, Inc. and its subsidiaries through which our various businesses are conducted.

The Company was originally incorporated in the State of Washington in 1967 under the name International Ambassador Programs, Inc. to provide international educational travel programs for students and professionals. The Company was reincorporated in the State of Delaware in 1995 under the name Ambassadors International, Inc. Ambassadors Group, Inc. (“AGI”) represented the entire operations of the Company until 1996 when Ambassadors Performance Group, LLC (“APG” or the “Performance Group”) commenced operations. Ambassadors Services Group, Inc. (“ASG” or the “Services Group”) commenced operations in 1998 and Ambassadors Technology Corporation (“ATC” or the “Technology Group”) commenced operations in 2002. On February 28, 2002, the Company completed a spin-off of its wholly owned subsidiary, AGI, into a separate publicly traded company. In December 2003, the Company formed Cypress Reinsurance, Ltd (“Cypress Re”) and registered it as a Class 3 Reinsurer pursuant to Section 4 of the Bermuda Monetary Authority Act to carry on business in that capacity subject to the provisions of the Bermuda Monetary Authority Act. In 2004, the Company consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors. In February 2005, we acquired BellPort Group, Inc., a marina operator located in Newport Beach, California (“BellPort”).

The Company’s principal executive offices are located at 1071 Camelback Street, Newport Beach, California, 92660-3228 and its telephone number is (949) 759-5900.

Business Operations

Ambassadors

Through our Ambassadors business segment, we develop, market and manage performance improvement programs and provide event management services for a nationwide roster of clients. The performance improvement programs utilize debit cards, travel incentives and merchandise awards, designed to achieve a multitude of specific corporate objectives, including achieving sales goals, improving productivity and attracting and retaining qualified employees. The event management services assist clients in planning, coordinating and producing business meetings and conferences. Our clients include both small and large businesses, including Fortune 1000 companies.

In offering performance improvement programs, Ambassadors follows a strategy aimed at developing and implementing programs tailored to each client’s objectives. These programs are generally designed to increase revenues and profits for the client. Our employees meet with the existing or potential clients to determine their business objectives and their performance enhancement opportunities. We then work with the client to determine the scope of the program by identifying concepts and parameters to meet the objectives of the incentive program. Our employees develop and customize services for the clients that fall within the identified parameters. Program rules are then developed that specifically address the campaign participants, key wholesalers or dealers involved in the client’s distribution channel.

Ambassadors’ marketing team participates in various aspects of a client’s program development. The staff of creative writers and graphic designers generally deliver promotional campaigns and materials that are complete from concept through production, including design, printing, collating, labeling and mailing. Ambassadors also offers web based campaign performance tracking systems, with which clients can follow the period results of their programs, and determine and notify the incentive program winners. Based on the program structure, awards can be in the form of merchandise, travel, cash, recognition or any combination thereof. The Company then fulfills the award through a program coordinator that finalizes each aspect of the client’s event and delivers the awards directly to the client’s award winners.

In offering event management services, Ambassadors provides hotel reservation, registration and other services for conventions, tradeshows and large specialty events. The contracts for these services generally cover an annual meeting or event and may be for a term of one to several years. Our services include negotiating hotel room blocks, creating sub-blocks and fulfilling thousands of requests for hotel rooms for large citywide events. Hotel reservation requests are received by mail, fax and telephone by the Company’s call center staff. Ambassadors accepts reservation requests over the internet, by e-mail and through proprietary technology utilizing the internet to book hotel reservations. This technology also enables clients, attendees, and hotel partners to obtain real-time reports and information over the internet at any time.

Our registration technology assists planners in pre-registering attendees for multiple show events. The on-site registration technology operates through an efficient distribution network with the capability of registering thousands of attendees in a short period of time and in several locations. We also offer attendees and event exhibitors various forms of lead retrieval systems.

As a component of our event management services, we provide enterprise wide control software which allows marketers, meeting planners and tradeshow organizers to run efficient, less costly events, while focusing on sales and marketing strategies and results. In addition, through our acquisition of certain of the assets of Bluedot Virtual Event Organization, Inc. (such assets are referred to herein as “Bluedot Software” unless the context otherwise requires). Ambassadors provides event portfolio management software solutions, which provide software infrastructure of web-based and traditional business events to enhance customer experience and provide potential customer cost savings. Global corporations and large associations in technology, financial services, media and healthcare have used the Company’s products to automate marketing events.

Cypress Re

The Company reinsures property and casualty risks written by licensed U.S. insurers through its subsidiary, Cypress Re. The lines of business that are being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations. Members whose risk is reinsured under a program must meet certain loss control program qualifications. A member of a group must pass certain pre-qualification criteria that is part of the underwriting review by a third party.

The assumed reinsurance transactions are reinsured through a quota share agreement in which Cypress Re agrees to accept a certain fixed percentage of premiums written from the ceding company and in general assumes the same percentage of purchased reinsurance, direct acquisition costs and ultimate incurred claims. Cypress Re purchases excess of loss and aggregate stop loss reinsurance to mitigate potential losses from severe adverse loss development.

Cypress Re retains the first layer of risk on a per policy basis which ranges from $250,000 to $500,000 and the third party reinsurer (through excess of loss reinsurance) retains the next layer up to the policy limits of $1.0 million. Cypress Re retains losses up to the aggregate reinsurance limit, which vary with each quota share reinsurance agreement and the third party reinsurer then pays losses in excess of Cypress Re’s aggregate reinsurance limit up to $5.0 million. Cypress Re is responsible for any additional losses in excess of the aggregate reinsurance limit.

As of December 31, 2004, loss and loss adjustment expenses incurred have not exceeded Cypress Re’s aggregate reinsurance limit on any of its quota share reinsurance agreements. Cypress Re retains independent actuaries to determine the loss ratios to utilize in recording its best estimate of the loss and loss adjustment expense reserves.

BellPort

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort Group, Inc. (“BellPort”). BellPort, located in Newport Beach, California, is a marina company operating luxury waterfront facilities in both the United States and Mexico. In connection with the acquisition, the Company was granted a twelve month option to purchase a 34% interest in BellPort Japan, a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan.

The purchase was completed in February 2005 for consideration of $1,280,000 in cash and the issuance of 184,717 shares of the Company’s common stock. In addition to the cash and stock consideration, the Company assumed a credit facility of approximately $1,568,000 which the Company paid off in full on February 11, 2005.

Education Group Spin-Off

The Company spun-off its wholly owned subsidiary, Ambassadors Group, Inc. (“AGI”), by paying a special stock dividend to the stockholders of the Company on February 28, 2002. The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the dividend. The spin-off impacted the Company’s balance sheet on February 28, 2002 by reducing total assets, liabilities, and stockholders’ equity by $34.8 million, $21.0 million and $13.8 million, respectively.

Corporate Investments

The Company has a 19.8% minority investment in Grand Prix Tours, Inc. (“GPT”), which provides packaged tours primarily to Formula One, Indy Car and NASCAR races in the United States and internationally.

In January 1999, the Company purchased a minority interest in a joint venture that owns the capital stock of Scheduled Airlines Traffic Offices, Inc. (“SatoTravel”). In June 2001, the Company sold its ownership stake in SatoTravel to Navigant International, Inc. (“Navigant”) (Nasdaq: FLYR). The Company received approximately $7.2 million in cash, approximately 237,000 shares of common stock of Navigant and recorded a gain of approximately $8.3 million in other income ($5.5 million net of income taxes) in 2001. The agreement also provided for an additional payment of cash and stock to be paid to the Company if SatoTravel, as a subsidiary of Navigant, had achieved certain revenue objectives by June 14, 2002. The additional payment was disputed by Navigant and both parties agreed to arbitration to settle the dispute. In June 2003, the arbitration was settled and the Company received approximately $0.7 million in cash, net of arbitration related expenses, and approximately 36,000 shares of common stock of Navigant. As of December 31, 2003, the Company recorded in other income the final component of the gain consideration on the sale of this investment in the amount of approximately $1.2 million ($0.7 million net of income taxes).

In October 2000, the Company purchased a minority interest in MilePoint, Inc., a development stage internet company which enables customers to convert accrued credits toward online purchasing. This investment was reported at the lower of cost or estimated net realizable value. During the quarter ended December 31, 2001, the Company recorded a loss of approximately $400,000 which the Company’s management believed to be other than a temporary decline in the market value of this investment. The recorded loss represented the balance of this investment and thus, the Company has no future financial exposure on this investment. In March 2004, MilePoint, Inc. was acquired by Points International, Ltd. (“Points”), a Canadian publicly traded company. In exchange for its interest, the Company received a nominal distribution of Points shares and contingent deferred payments. These distributions are recorded as other income as of December 31, 2004.

In March 2002, APG acquired a 49% ownership interest in ITI. ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services.

In 2003, the Company invested in the financial results of a property and casualty insurance program mainly consisting of auto liability and auto physical damage risks for the accident years ended June 30, 2003 and 2004. In 2004, these investments were transferred to the Company’s newly formed reinsurance company, Cypress Re.

Business Strategy

Our strategy for our Ambassadors segment is to maintain our quality standards while increasing our overall volume of business by differentiating ourselves from our competitors and extending the array of services offered, including event management technology and software.

Our strategy for our Cypress Re segment is to participate in select property and casualty insurance programs and implement loss control incentives into the programs, when possible.

We continue to pursue selective acquisitions of businesses in the travel, performance improvement, leisure and service sectors that will increase stockholder value.

Competition

The travel industry in general is highly competitive. In the event management and incentives businesses many of our competitors are larger and have greater resources. We believe that, although some potential clients will focus on price alone, other clients will also be interested in the quality of the programs developed and the excellent customer service provided, which has the effect of increasing competition for us. Certain aspects of our business are within a highly competitive, technical segment of the travel industry. We compete with respect to price and service, and believe our technology is a key element of our service.

The Company believes the barriers to entry are relatively low for any future competitors. Additionally, certain organizations engaged in the travel business have substantially greater financial, marketing and sales resources than the Company. There can be no assurance that the Company’s present or future competitors will not exert significant competitive pressures on the Company.

Insurance

The Company maintains insurance coverage that it believes is adequate for its business, including but not limited to coverage for professional and general liability. The Company also maintains insurance coverage on real property and personal property, and as required on leased properties, on a replacement cost basis. The Company has not experienced difficulty in obtaining adequate insurance coverage. There is no assurance that the insurance maintained by the Company will be adequate in the event of a claim, or that such insurance will continue to be available in the future.

Employees

On December 31, 2004, the Company employed 132 employees, of which 125 were full-time employees. Of the Company’s full-time employees, 63 are located in Newport Beach, California; 49 are located in Atlanta, Georgia; 6 are located in San Rafael, California; 3 are located in Chicago, Illinois; and 4 are located in other individual offices throughout the United States. The Company has full-time employees engaged in marketing and sales, operations, administration and finance. The Company also employs temporary labor on a periodic basis to assist with its program fulfillment efforts due to the seasonal nature of the Company’s travel programs. None of the Company’s employees are subject to collective bargaining agreements or are represented by a union. The Company believes that its labor relations are good.

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

Seasonality

The Company’s primary business is seasonal. The Company recognizes program related revenues and expenses in the month a program operates. Insurance premiums are recognized as revenue over the period of the insurance contracts in proportion to the amount of the insurance coverage provided. The majority of the Company’s operating results are recognized in the first and second quarters of each fiscal year. The Company’s annual results would be adversely affected if the Company’s revenue were to be substantially below seasonal norms during the first and second quarters of the year.

Risk Factors

Our operations and financial condition may be adversely affected by events adversely affecting the travel industry, including the affects of general economic conditions.

Substantially all of the Company’s operations are directly associated with the travel industry. As a result, the Company’s operations are subject to special risks inherent in doing business in that industry. The travel industry, especially the performance improvement and convention sectors, is sensitive to changes in economic conditions. During general economic downturns and recessions, companies tend to reduce or eliminate improvement programs and attendance at conventions and trade shows. In addition, the travel industry is highly susceptible to unforeseen events, such as wars, acts of terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights. Demand for the Company’s programs and services may also be adversely affected by natural occurrences such as hurricanes, earthquakes, epidemics and flooding in regions in which the Company conducts its programs and provides its services. Periods of instability or uncertainty surrounding the travel industry may reduce the demand for the Company’s programs and services and could have an adverse effect on the Company’s business, financial condition and results of operations.

We are subject to risks associated with maintaining significant cash, cash equivalents and available-for-sale securities.

Cash, cash equivalents and available-for-sale securities are exposed to concentrations of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions that are not covered by this insurance. If such institutions were to become insolvent during which time it held the Company’s cash, cash equivalents or available-for-sale securities in excess of the insurance limit, it would be necessary for the Company to obtain credit financing to operate its programs.

We may not realize the anticipated benefits of the companies and businesses that we acquire, including our acquisition of BellPort Group, Inc.

Part of the Company’s business strategy is to acquire businesses that will assist in the overall growth of the Company. The Company will be competing for acquisition opportunities with other companies, many of which have greater name recognition, marketing support and financial resources, which may result in a diminished number of acquisition opportunities available to the Company and higher acquisition prices. No assurance can be given that the Company will be able to identify, pursue or acquire any targeted businesses. In addition, if any targeted businesses are acquired, such as BellPort, there can be no assurance that the Company will be able to profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial costs, delays and/or other operational or financial problems. As a result, we may not realize the anticipated benefits of the companies or businesses that we acquire.

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

Acquisitions involve a number of special risks in addition to those described above. These risks include:

•	the diversion of management’s attention to the assimilation of the operations and personnel of the acquired businesses;

•	the potential loss of key employees;

•	potential exposure to unknown liabilities of acquired companies;

•	the ability of management to effectively and efficiently manage the new operations we acquire; and

•	adverse effects on the Company’s reported operating results due to acquisition costs and expenses associated with integrating and assimilating the operations of the acquired businesses.

No assurance can be given that any acquisitions by the Company will or will not occur, or that if an acquisition does occur, that it will not have an adverse effect on the Company or that we will realize the anticipated benefits of an acquisition.

Our financial performance is subject to seasonal and quarterly fluctuations.

The Company’s primary business is seasonal. The Company recognizes program related revenues and expenses in the month a program operates. Subsequent to the spin-off of AGI, the Company has recognized the majority of its operating results in the first and second quarters of each fiscal year. The Company’s annual results would be adversely affected if the Company’s revenue were to be substantially below seasonal norms during the first and second quarters of the year. Our operating results may fluctuate as a result of many factors, including:

•	the mix of programs and events, program destinations and event locations;

•	the introduction and acceptance of new programs and program and event enhancements by the Company and its competitors;

•	the timing of program and event operation;

•	cancellation rates;

•	competitive conditions in the industry;

•	marketing expenses;

•	extreme weather conditions;

•	timing of and costs related to acquisitions;

•	changes in relationships with certain travel providers; and

•	economic factors and other considerations affecting the travel industry.

As a result of these and other factors, our operations and financial condition could suffer, which could cause our annual or quarterly operating results to be below the expectations of public market analysts and investors. In such event, the price of the Company’s common stock could be adversely affected.

If we are unable to effectively compete against our competitors, our financial conditions will suffer.

The travel industry in general, and the performance improvement, event management and convention services sectors in particular, are highly competitive. The Company’s performance improvement programs and event management services compete with other companies that provide similar programs and services. In addition, corporations and associations themselves may choose to provide these programs and services “in-house.” The Company believes the barriers to entry in each of the fields in which it operates are relatively low. Certain of the Company’s competitors have substantially greater financial, marketing, and sales resources than the Company. As a result, there can be no assurance that the Company’s present competitors or competitors that elect to enter the marketplace in the future will not exert significant competitive pressures on the Company. These competitive factors could have a material and adverse effect on our business, financial condition and results of operations.

Our business could be adversely affected by unanticipated casualty losses.

Due to the nature of the Company’s travel business, the Company may be subject to liability claims arising out of accidents or disasters causing injury to participants or attendees to its programs or events, including claims for serious personal injury or death. Although the Company has never experienced a liability loss for which it did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the insurance carrier will be solvent at the time of any covered loss. There can be no assurance that the Company will be able to obtain sufficient insurance coverage at acceptable premium levels in the future. Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding the Company’s insurance coverage, could have an adverse effect on the Company’s business, financial condition and results of operations.

Our business could be adversely affected by losses associated with Cypress Re’s reinsurance.

The Company currently reinsures property and casualty risks written by licensed U.S. insurers. The lines of business that are being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. If a loss event occurs and the Company is required by its agreements to cover such losses, the amount of our cash and cash equivalents will be reduced, and the Company’s results of operations and financial condition would suffer.

Our success is highly dependent upon unaffiliated travel services suppliers.

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

We are dependent upon key personnel.

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

Item 2. Properties

The principal executive offices of the Company occupy approximately 27,000 square feet of office space in Newport Beach, California, pursuant to a lease dated June 15, 1998, as amended, which expires in June 2010. The lease currently provides for monthly rental payments of approximately $36,400. The Company subleases approximately 4,000 square feet to a related party for approximately $7,500 per month, inclusive of common area charges.

The Company occupies offices totaling approximately 14,500 square feet in Atlanta, Georgia pursuant to a lease dated January 7, 2000, as amended, which expires in July 2005. The lease currently provides for monthly rental payments of approximately $22,000 per month.

The Company occupies office space totaling approximately 2,200 square feet in San Rafael, California pursuant to a lease dated December 9, 2003, as amended, which expires in December 2005. The lease currently provides for monthly rental payments approximating $3,300 per month.

The Company occupies office space totaling approximately 1,000 square feet in Chicago, Illinois, with current monthly rental payments of approximately $2,500. This lease can be cancelled with 90 days advance notice to the landlord and is contracted on a month-to-month basis.

The Company leases office space totaling approximately 8,100 square feet in San Francisco, California pursuant to a lease dated June 9, 2003, which expires in December 2008. The lease currently provides for current monthly rental payments of approximately $15,500. The Company may cancel the lease with penalty in July 2006 upon nine months written notice. In December 2003, the Company vacated the office space and began subleasing the space in May 2004 for approximately $15,000 per month. The sublease term expires in April 2005 with an optional term that would extend through June 2006. As of December 31, 2004, the Company has not been notified as to the intent of the sublessee with regards to the optional sublease term.

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

Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market and Other Information

The Company’s common stock is traded and prices are quoted on the Nasdaq National Market under the symbol “AMIE.” As of March 2, 2005, there were approximately 39 holders of record of the Company’s common stock not including beneficial owners holding shares through nominee or street name.

The following table sets forth the high and low bid prices of a share of the Company’s common stock as quoted on the Nasdaq National Market for the periods indicated:

	High	Low
2004:
Quarter ended March 31, 2004	$13.25	$11.79
Quarter ended June 30, 2004	13.58	11.87
Quarter ended September 30, 2004	12.90	11.12
Quarter ended December 31, 2004	15.87	12.05

2003:
Quarter ended March 31, 2003	$9.59	$8.27
Quarter ended June 30, 2003	12.50	8.85
Quarter ended September 30, 2003	12.78	10.11
Quarter ended December 31, 2003	13.60	10.85

Dividend Policy

On September 2, 2003, our Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. Accordingly, a dividend of approximately $1,000,000 was paid on March 23, 2004 to stockholders of record on March 9, 2004, a dividend of approximately $974,000 was paid on June 16, 2004 to stockholders of record on June 1, 2004, a dividend of approximately $987,000 was paid on September 14, 2004 to stockholders of record on August 30, 2004 and a dividend of approximately $996,000 was paid on December 15, 2004 to stockholders of record on November 30, 2004. During 2003, we paid two quarterly dividends for an aggregate amount of approximately $1,991,000. On February 16, 2005, we announced a dividend to be paid on March 15, 2005 to stockholders of record on February 28, 2005.

The Company and its Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future.

Transfer Agent and Registrar

Mellon Investor Services, LLC serves as transfer agent and registrar of the Company’s common stock.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,303,305	$8.51	174,801
Equity compensation plans not approved by security holders	—	—	—

Total	1,303,305	$8.51	174,801

(1)	In 2004, the Company issued 98,000 shares of restricted stock to certain members of executive management. The effects of the restricted stock outstanding are included in the amounts listed above. See “Note 12. to the Consolidated Financial Statements – Stock Plans.”

Item 6. Selected Financial Data

The following selected consolidated financial data of the Company is presented as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the spin-off, and accordingly, previously reported results of operations of the Company have been restated to reflect the results of AGI in discontinued operations. The selected financial data should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenues (A)	$18,736	$13,679	$14,695	$17,041	$18,411
Operating expenses:
Cost of software and technology related sales	80	1,050	—	—	—
Selling and tour promotion	3,117	4,412	4,014	5,544	6,029
General and administrative	10,688	11,233	10,343	15,531	13,340
Loss and loss adjustment expenses (F)	2,514	—	—	—	—
Insurance acquisition costs and other operating expenses (F)	2,211	—	—	—	—
Impairment loss and lease exit costs (B)	2,627	891	—	—	—
Impairment of long-lived assets (C)	—	—	—	12,803	—
Operating income (loss)	(2,501)	(3,907)	338	(16,837)	(958)
Income (loss) from continuing operations before tax	(1,567)	(64)	2,877	(4,535)	9,903
Income (loss) from continuing operations, net of tax	(1,937)	(1,017)	2,763	(2,939)	6,437
Income (loss) from discontinued operations, net of tax	—	—	(1,197)	10,437	11,289
Net income (loss)	(1,937)	(1,017)	1,566	7,498	17,726

Earnings (loss) per share — basic:
Continuing operations	$(0.20)	$(0.10)	$0.28	$(0.30)	$0.68
Discontinued operations	—	—	(0.12)	1.08	1.18

Net income (loss)	$(0.20)	$(0.10)	$0.16	$0.78	$1.86

Earnings (loss) per share — diluted:
Continuing operations	$(0.20)	$(0.10)	$0.27	$(0.30)	$0.66
Discontinued operations	—	—	(0.12)	1.05	1.17

Net income (loss)	$(0.20)	$(0.10)	$0.15	$0.75	$1.83

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$39,474	$43,609	$46,910	$28,021	$38,071
Available-for-sale securities	58,441	61,685	59,822	107,303	87,240
Total assets (D)	129,661	125,050	128,159	165,304	168,390
Long-term debt	—	—	—	—	200
Long-term obligations	518	449	81	—	—
Total stockholders’ equity	104,826	112,690	115,016	126,240	121,871

Other Data:
Cash dividends declared – common shares (E)	$3,957	$1,991	$14,168	$5,134	$—

(A)	For a discussion of revenues, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition” and “Note 1. to the Consolidated Financial Statements –Description of the Company and Summary of Significant Accounting Policies – Revenue Recognition.”
(B)	For a discussion of impairment loss and lease exit costs, see “Note 4. to the Consolidated Financial Statements – Impairment Loss and Lease Exit Costs” and “Note 8. to the Consolidated Financial Statements – Goodwill and Other Intangibles.”
(C)	The impairment of long-lived assets charge of $12.8 million occurred as a result of the impact to operations of the terrorist attacks that occurred on September 11, 2001, the response by the United States subsequent to October 7, 2001, the resulting negative impact these events had on domestic and international travel and the travel industry in general and the slowdown of the economy during 2001.
(D)	For a discussion of total assets, see “Item 1. Business – Education Group Spin-off” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.”
(E)	For a discussion of cash dividends declared, see “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters – Dividend Policy” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.”
(F)	For a discussion of insurance operations and related loss and loss adjustment expenses, as well as insurance acquisition costs and other operating expenses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” and “Note 3. to the Consolidated Financial Statements – Reinsurance.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We spun-off our wholly owned subsidiary, AGI, by paying a special stock dividend to our stockholders of the outstanding shares of AGI on February 28, 2002. The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the dividend. The spin-off impacted our balance sheet on February 28, 2002 by reducing total assets, liabilities, and stockholders’ equity by $34.8 million, $21.0 million and $13.8 million respectively. Therefore, the following discussion is based upon continuing operations.

We develop, market and manage performance improvement programs and provide event management services for a nationwide roster of corporate clients, utilizing incentive travel, merchandise award programs and corporate meeting management services. Our performance improvement programs utilize debit cards, travel incentives and merchandise awards designed to achieve a multitude of specific corporate objectives. Through our event management services, we provide comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows and provide event portfolio management software solutions. The Company also has a specialty reinsurance company that participates in selective reinsurance programs as a complement to its existing performance improvement business.

We recognize travel and incentive related program revenues and expenses in the month a program operates. Insurance premiums are recognized as revenue over the period of the insurance contracts in proportion to the amount of the insurance coverage provided. The majority of our operating results are recognized in the first and second quarters of each fiscal year.

In March 2002, we acquired a 49% ownership interest in San Diego, California based ITI and in November 2002, we acquired a 51% ownership interest in Newport Beach, California based IIM, the cumulative effect of which was to further expand our Performance Group. On October 15, 2003, we sold our 51% ownership interest in IIM to the minority owner.

In December 2002, we acquired Bluedot Software. Bluedot Software is a provider of event portfolio management software solutions.

In December 2003, we formed Cypress Reinsurance, Ltd (“Cypress Re”) and registered it as a Class 3 Reinsurer pursuant to Section 4 of the Bermuda Monetary Authority Act to carry on business in that capacity subject to the provisions of the Bermuda Monetary Authority Act.

In 2004, we consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors.

In February 2005, we acquired BellPort Group, Inc., a marina operator located in Newport Beach, California (“BellPort”).

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the period. We evaluate our estimates and judgments, including those which impact our most critical accounting policies on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, within the framework of current accounting literature.

The following is a list of the accounting policies that we believe require the most significant judgments and estimates, and that could potentially result in materially different results under different assumptions or conditions.

Revenue Recognition

Travel and Incentive Related

We recognize revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectibility is reasonably assured and delivery has occurred.

We bill travel participants, mainly consisting of large corporations, in advance, and when cash is received it is recorded as a participant deposit. We pay for certain direct program costs such as airfare, hotel, rail passes and other program costs in advance of travel, which are recorded as prepaid program costs. We recognize travel revenue and related costs when travel convenes and classify such revenue as travel and incentive related. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.

Revenue from hotel reservation, registration and related travel services are recognized when the convention commences. Revenue from the sale of incentive merchandise is recognized when the merchandise is shipped, the service has been provided or when the redemption periods have expired. Revenue from pre-paid certificate-based merchandise incentive programs is deferred until our obligations are fulfilled or upon our estimates (based upon historical trends) that it is remote that the certificates will be redeemed. These revenues are classified as travel and incentive related. These revenues are reported on a net basis, reflecting the net effect of gross billings to the client less any direct program or merchandise costs.

Software and Technology Related Sales

Revenue from software and technology related sales is derived from a combination of license and maintenance fees and services provided with enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With

Respect to Certain Transactions.” Revenue from development contracts is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Such development contracts pertain to a combination of customization and enhancement programs of our event management software performed at the request of clients. These contracts cover program periods of three to nine months and do not involve significant revisions to estimates due to their short-term nature. At December 31, 2004 and 2003, the Company did not have any long-term receivables or contracts outstanding in connection with any development contracts. Revenue from contracts relating to only maintenance or hosting of data is recognized on the straight-line basis over the period that the services are provided.

License Fees from Equity Investee

Revenue from license fees is recognized based on a contracted percentage of total program receipts recorded from the licensing source.

Net Insurance Premiums Earned

Insurance premiums are recognized as revenue over the period of the insurance contracts in proportion to the amount of the insurance coverage provided. The insurance contracts are typically twelve months in duration and are considered short-duration contracts. Unearned premiums represent the unearned portion of the insurance contracts as of the balance sheet date.

Ceded reinsurance premiums relate to reinsurance purchased (excess of loss and aggregate stop loss) to mitigate potential losses from severe adverse loss development, both on a per accident claim basis and in the aggregate. These ceded reinsurance transactions are recognized as a reduction of premium revenue in the same manner in which the insurance contract is recognized as premium revenue.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs, commissions and other costs of acquiring insurance, that vary with and are primarily related to the production of new and renewal insurance. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. The Company considers anticipated investment income in determining the recoverability of these costs. At December 31, 2004, management believes its deferred policy acquisition costs are recoverable.

Reserve for Loss and Loss Adjustment Reserves

The liability for losses and loss-adjustment expenses includes an amount determined from loss reports and individual cases and an amount for losses incurred but not reported. We use an independent actuarial firm to provide ultimate projected loss ratios on the insurance programs that we participate in. Such liabilities are necessarily based on estimates and, while we believe that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. Anticipated deductible recoveries from insureds are recorded as reinsurance recoverables at the time the liability for unpaid claims is established. Other recoveries on unsettled claims, such as salvage and subrogation are recorded upon collection.

Reinsurance

In the normal course of business, Cypress Re seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.

With respect to retroactive reinsurance contracts, the amount by which the liabilities associated with the reinsured policies exceed the amounts paid is amortized to income over the estimated remaining settlement period. The effects of subsequent changes in estimated or actual cash flows are accounted for by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction, with a corresponding charge or credit to income.

Long-Lived Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We evaluate recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and our strategic focus. Objective factors include our best estimates of projected future earnings and cash flows. We use a discounted cash flow model to estimate the fair market value of each of our subsidiaries when performing our impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. We established reporting units based on our current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We amortize our acquired intangible assets with definite lives over periods ranging from 5 to 6 years.

Income Taxes

We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

Results of Operations

The following table reflects certain income and expense items as a percentage of revenue.

	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of software and technology related sales	0.4	7.7	—
Selling and tour promotion	16.6	32.3	27.3
General and administrative	57.1	82.1	70.4
Loss and loss adjustment expenses	13.4	—	—
Insurance acquisition costs and other operating expenses	11.8	—	—
Impairment loss and lease exit costs	14.0	6.5	—

	113.3	128.6	97.7
Operating income (loss)	(13.3)	(28.6)	2.3
Other income	5.0	28.1	17.3

Income (loss) from continuing operations before income taxes	(8.3)	(0.5)	19.6
Provision for income taxes	2.0	6.9	0.8

Income (loss) from continuing operations	(10.3)	(7.4)	18.8
Income (loss) from discontinued operations	—	—	(8.1)

Net income (loss)	(10.3)%	(7.4)%	10.7%

Business Segment Information

Commencing in December of 2003, we performed a review of our existing business operations. During this review, we evaluated our reportable segments and considered the criteria as set forth in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), which requires the consideration of certain aggregation criteria, including economic characteristics, the nature of products and services, the nature of the production process, the type or class of customer for our products and services, the methods used to distribute products or provide services, and if applicable, the nature of the regulatory environment. We are not subject to any regulatory requirements in our operations. After our review, we concluded that our existing business operations met the aggregation requirements under SFAS No. 131 and planned to consolidate our reporting segments. Accordingly, in January 2004, we realigned our business operations and consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors. Furthermore, Cypress Re is reported as a stand alone segment from Corporate and Other. Corporate and Other consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to the Ambassadors or Cypress Re segments. The financial information for the prior periods have been reclassified into the current year segment presentation.

Selected financial information related to these segments is as follows (in thousands):

	Ambassadors	Cypress Re	Corporate and Other	Discontinued Operations	Total
2004:
Revenues	$13,134	$5,602	$—	$—	$18,736
Depreciation and amortization expense	853	—	37	—	890
Impairment loss and lease exit costs	2,627	—	—	—	2,627
Operating income (loss)	(1,030)	877	(2,348)	—	(2,501)
Interest and dividend income	155	232	1,125	—	1,512
Other-than-temporary decline in available-for-sale securities	—	—	942	—	942
Equity in net income and management fees received from investments accounted for under the equity method	291	—	4	—	295
Income tax expense (benefit)	(224)	365	229	—	370
Capital expenditures of property, equipment, and intangible assets	428	—	7	—	435
Goodwill	6,275	—	—	—	6,275
Total assets	13,874	24,783	91,004	—	129,661

2003:
Revenues	$13,679	$—	$—	$—	$13,679
Depreciation and amortization expense	1,213	—	36	—	1,249
Impairment loss and lease exit costs	891	—	—	—	891
Operating loss	(1,973)	—	(1,934)	—	(3,907)
Interest and dividend income	141	—	1,166	—	1,307
Gain on sale of available-for-sale securities	—	—	1,152	—	1,152
Allocable earnings from insurance contract and equity in net income and management fees received from investments accounted for under the equity method	1,019	—	332	—	1,351
Income tax expense (benefit)	(340)	—	1,293	—	953
Capital expenditures of property, equipment, and intangible assets	1,176	—	—	—	1,176
Goodwill	6,817	—	—	—	6,817
Other intangibles	2,194	—	—	—	2,194
Total assets	14,100	—	110,950	—	125,050

	Ambassadors	Cypress Re	Corporate and Other	Discontinued Operations	Total
2002:
Revenues	$14,695	$—	$—	$—	$14,695
Depreciation and amortization expense	723	—	32	—	755
Operating income (loss)	1,953	—	(1,615)	—	338
Interest and dividend income	164	—	1,890	—	2,054
Equity in net income and management fees received from investments accounted for by the equity method	410	—	—	—	410
Income tax expense (benefit)	1,043	—	(929)	(703)	(589)
Capital expenditures of property, equipment, and intangible assets	1,525	—	66	—	1,591
Goodwill	6,817	—	—	—	6,817
Other intangibles	2,361	—	—	—	2,361
Total assets	23,908	—	104,251	—	128,159

Comparison of Continuing Operations for the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Revenues

Travel and incentive related revenue increased to $12.2 million in 2004 from $11.6 million in 2003. The increase was a result of additional programs being operated in 2004 combined with an overall increase in program size due to corporate clients qualifying more incentive winners and operating more events. We also serviced a greater number of registration events, as well as experienced an increase in the convention revenue retained.

Software and technology related sales decreased to $0.5 million in 2004 from $1.5 million in 2003 due to the reduction of our custom configuration contracts which expired in 2003. We primarily provided licensing, hosting, support and maintenance in 2004.

License fees from equity investee decreased to $0.4 million in 2004 from $0.6 million in 2003 due to a decrease in revenues earned from the licensing source.

Net insurance premiums were $5.6 million in 2004 as a result of our addition of the insurance operations, Cypress Re, which began in 2004.

Cost of Software and Technology Related Sales

Cost of software and technology related sales decreased to $0.1 million in 2004 from $1.1 million in 2003. The decrease was due to reduced software and technology related sales and reduced labor costs associated with licensing, hosting, supporting and maintaining software and technology, as compared to software sales.

Selling and Tour Promotion

Selling and tour promotion expenses decreased to $3.1 million in 2004 from $4.4 million in 2003. The decrease in selling and tour promotion expenses was due to the reduction of personnel and other expense related to the businesses that were sold or consolidated in 2003.

General and Administrative

General and administrative expenses decreased to $10.7 million in 2004 from $11.2 million in 2003. The decrease in general and administrative expenses resulted from the reduction of personnel, overhead and other expenses related to the businesses that were sold or consolidated in 2003.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $2.5 million in 2004. We did not incur loss and loss adjustment expenses in 2003.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $2.2 million in 2004. We did not incur insurance acquisition costs and other operating expenses in 2003.

Impairment Loss and Lease Exit Costs

In the fourth quarter of 2004, we performed an impairment test on the ITI goodwill and intangible asset (license) and concluded that due to declining operating results, including a significant decrease in projected revenues and other contributing factors of the investee, the assets were impaired. As a result of the impairment, we recorded a charge of $0.5 million to write off the entire goodwill balance and $2.1 million to write off the unamortized balance of the intangible asset. In December 2003, we consolidated the operations of the Technology Group into our corporate headquarters in Newport Beach, California in order to improve operating efficiencies and reduce future costs. Accordingly, we recorded a $0.9 million charge to write off the unamortized balance of the intangible asset, purchased software and recognized lease exit costs and employee relocation expenses due to the closure of an office.

Operating Loss

We reported an operating loss of $2.5 million in 2004 compared to an operating loss of $3.9 million in 2003. The changes in operating loss are the result of changes described above.

Other Income

Other income decreased to $0.9 million in 2004 from $3.8 million in 2003. Other income in 2004 consisted primarily of $1.5 million in interest and dividend income generated by cash, cash equivalents, and available-for-sale securities and $0.3 million in income and service fees earned on minority investments, which were substantially offset by a $0.9 million realized loss resulting from an other-than-temporary decline in the market value of an equity security. Other income during 2003 consisted primarily of $1.3 million in interest and dividend income generated by cash, cash equivalents, and available-for-sale securities, $1.2 million from the final component of contingent consideration received on the sale of SatoTravel and $1.4 million resulting from income and service fees earned on minority investments. The increase in interest income is due to the change in our investment portfolio such that a lower percentage of the Company’s investments are in tax-exempt securities.

Income Taxes

We recorded income tax expense of $0.4 million for 2004 compared to $1.0 million in 2003. The effective tax rate for 2004 was significantly higher than the U.S. statutory rate due to the recording of an additional valuation allowance of $1.3 million on our deferred tax assets. The effective tax rate for 2003 was significantly higher than the U.S. statutory rate due to recording approximately $1.6 million to establish a valuation allowance against net federal and state deferred tax assets as we deemed it more likely than not that a portion of the deferred tax asset would not be realized in the near term.

Net Loss From Continuing Operations

Loss from continuing operations was $1.9 million in 2004 compared a loss of $1.0 million in 2003. The changes between the two years were the result of changes described above.

Comparison of Continuing Operations for the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Revenues

Revenue decreased to $13.7 million in 2003 from $14.7 million in 2002. The decrease in revenue came from both the Performance Group and Services Group and was partially offset by the inclusion of software and technology related revenue from the Technology Group in 2003. The decrease in the Performance Group was a result of fewer programs being operated in 2003 combined with an overall decrease in program size due to corporate clients qualifying fewer incentive winners and operating fewer business meetings. The decrease in the Services Group was due to a lower number of registration events serviced, as well as a decrease in the convention revenue retained.

Cost of Software and Technology Related Sales

We incurred cost of software and technology related sales in 2003 of $1.1 million related to the business acquired from Bluedot Software in the fourth quarter of 2002. As there were no such sales in 2002, we did not incur this cost in the prior year.

Selling and Tour Promotion

Selling and tour promotion expenses increased to $4.4 million in 2003 from $4.0 million in 2002. The increase in selling and tour promotion expenses was due to the addition of expenses related to the Technology Group and additional sales personnel costs related to the Services Group. The increase in these segment expenses was partially offset by lower personnel expenses in the Performance Group.

General and Administrative

General and administrative expenses increased to $11.2 million in 2003 from $10.3 million in 2002. The increase in general and administrative expenses resulted from the addition of expenses related to the Technology Group and the amortization of intangible assets resulting from acquisitions conducted in 2002 in the Performance Group and the Technology Group.

Impairment Loss and Lease Exit Costs

In December 2003, we consolidated the operations of the Technology Group into our corporate headquarters in Newport Beach, California in order to improve operating efficiencies and reduce future costs. Accordingly, we recorded a $0.9 million charge to write off the unamortized balance of the intangible asset, purchased software and recognized lease exit costs and employee relocation expenses due to the closure of the San Francisco office. No such impairment charge was recorded in 2002.

Operating Income (Loss)

We reported an operating loss of $3.9 million in 2003 compared to operating income of $0.3 million in 2002. Changes in operating income to an operating loss from 2002 to 2003 are the result of changes described above.

Other Income

Other income increased to $3.8 million in 2003 from $2.5 million in 2002. Other income during 2003 consisted primarily of $1.3 million in interest income generated by cash, cash equivalents, and available-for-sale securities, $1.2 million from the final component of contingent consideration received on the sale of SatoTravel and $1.4 million resulting from income and service fees earned on minority investments. Other income during

2002 consisted primarily of $2.0 million in interest income generated by cash, cash equivalents, and available-for-sale securities and $0.5 million resulting from income and service fees earned on a minority investment. The decrease in interest income is due to the decrease in cash, cash equivalents and available-for-sale securities from $106.7 million at December 31, 2002 to $105.3 million at December 31, 2003 combined with lower investment yields.

Income Taxes

The effective tax rate for 2003 was significantly higher than the U.S. statutory rate due to recording approximately $1.6 million to establish a valuation allowance against net federal and state deferred tax assets. The effective tax rate for 2002 was lower than the U.S. statutory rate due to a high level of tax-exempt income in relation to operating income and the revaluation of state deferred tax assets to a higher rate as required by SFAS No. 109.

Income (Loss) From Continuing Operations

Loss from continuing operations was $1.0 million in 2003 compared to income of $2.8 million in 2002. The changes between the two years were the result of changes described above.

Liquidity and Capital Resources

Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by operations for the years ended December 31, 2004, 2003 and 2002, was $0.5 million, $1.2 million and $0.6 million, respectively. The decrease in cash flows from operations in 2004 compared to 2003 is primarily due to the increased net loss from operations and the change in the timing differences related to the insurance operations of Cypress Re, which were partially offset by the effects of the non-cash charges recorded in 2004 related to impairment loss of ITI and the other-than-temporary loss on a marketable equity security. The increase in cash flows from operations in 2003 compared to 2002 is primarily due to the effects of the non-cash charges recorded in 2003 related to the amortization of the intangible assets, the impairment loss and lease exit costs related to the Technology Group and the deferred tax asset valuation allowance, which were partially offset by timing differences in the collection of current assets and the payment of current liabilities.

Net cash provided by (used in) investing activities for the years ended December 31, 2004, 2003 and 2002 was $1.6 million, ($2.8) million and $23.7 million, respectively. The cash provided by investing activities for 2004 was due to proceeds from securities in excess of purchases and purchases of investments. The cash used in investing activities for 2003 was primarily due to the contingent payments and residual purchases related to the 2002 business acquisitions of ITI and Bluedot Software. The cash provided by investing activities for 2002 resulted from funding the distribution of the spin-off of AGI on February 28, 2002 and the Company holding a higher level of cash equivalents than in 2001 due to the relative indifference in investment yields.

We do not have any material capital expenditure commitments for 2005.

The terms of our acquisition of Bluedot Virtual Event Organization, Inc. included minimum contingent consideration of $100,000 to be paid in 2003 and $60,000 to be paid in 2004. As of December 31, 2004, we paid $160,000 of this minimum consideration. The terms of our investment in ITI included contingent payments due in March 2005 based upon fiscal 2004 income before income taxes. As of December 31, 2004, we accrued approximately $286,000 for the 2005 payment based upon 2004 income.

Net cash used in financing activities during 2004 totaled $6.2 million and primarily relates to four quarterly $0.10 per share cash dividends paid to common stockholders in 2004 and the purchase and retirement of 300,000 shares of our common stock. These uses of cash were partially offset by the proceeds received from the exercise of stock options. Net cash used in financing activities during 2003 totaled $1.7 million and primarily relates to two quarterly $0.10 per share cash dividends paid to common stockholders in 2003 and the purchase and retirement of 98,000 shares of our common stock. These uses of cash were partially offset by the proceeds received from the exercise of stock options. Net cash used in financing activities during 2002 totaled $5.4 million and primarily related to cash paid, net of liabilities assumed, as a dividend resulting from the spin-off of AGI to the holders of the our common stock on February 28, 2002. As of December 31, 2004, the Company had no long-term debt.

In the ordinary course of business we may from time to time be required to enter into letters of credit related to our insurance programs and for our travel related programs with airlines, travel providers and travel reporting agencies. As of December 31, 2004, we have issued approximately $9,898,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2005. As of December 31, 2004, we have issued approximately $908,500 in letters of credit related to normal business operations which expire at various dates through 2006. We have a $15 million line of credit to support the outstanding letters of credit. Pursuant to the line of credit, we are subject to certain covenants, which include, among other things, a requirement for unencumbered liquid assets. As of December 31, 2004, we were in compliance with these covenants.

In November 1998, our Board of Directors authorized the repurchase of our common stock (up to $20.0 million) in the open market or through private transactions. This repurchase program is ongoing and in the first quarter of 2003 we repurchased 98,000 shares for approximately $833,000. In the second quarter of 2004, we repurchased 300,000 shares for $3,675,000. We do not believe that any future repurchases will have a significant impact on our liquidity.

On September 2, 2003, our Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. Accordingly, a dividend of approximately $1,000,000 was paid on March 23, 2004 to stockholders of record on March 9, 2004, a dividend of approximately $974,000 was paid on June 16, 2004 to stockholders of record on June 1, 2004, a dividend of approximately $987,000 was paid on September 14, 2004 to stockholders of record on August 30, 2004 and a dividend of approximately $996,000 was paid on December 15, 2004 to stockholders of record on November 30, 2004. During 2003, we paid two quarterly dividends for an aggregate amount of approximately $1,991,000. On February 16, 2005, we announced a dividend to be paid on March 15, 2005 to stockholders of record on February 28, 2005.

We and our Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, our financial position and other conditions which may affect our desire or ability to pay dividends in the future.

On February 1, 2005, we acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina company operating luxury waterfront facilities in both the United States and Mexico. In connection with the acquisition, we were granted a twelve-month option to purchase a 34% interest in BellPort Japan, a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. The BellPort acquisition was completed for consideration of $1,280,000 in cash and the issuance of 184,717 shares of our common stock. In addition to the cash and stock consideration, we assumed a credit facility of approximately $1,568,000, which we paid off in full on February 11, 2005.

Our cash, cash equivalents and available-for-sale securities totaled $97.9 million at December 31, 2004. We believe that cash, cash equivalents, available-for-sale securities and cash flows from operations will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. We continue to pursue further acquisitions of related travel and performance improvement, service and other businesses, although no assurance can be given that definitive agreements for any acquisition will be entered into or, if they are entered into, that any acquisition will be consummated on terms favorable to us. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

Under Bermuda regulations, Cypress Re is required to maintain surplus greater than 20% of gross written premiums or 10% of loss and loss adjustment expense reserves. As of December 31, 2004, Cypress Re has $10.1 million of contributed capital from us which is in excess of the required statutory capital and surplus of $2.7 million.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position as of December 31, 2004:

	Payments Due by Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Operating leases	$3,145	$818	$1,744	$583	$—
Other long-term obligations	518	—	518	—	—

Total contractual cash obligations	$3,663	$818	$2,262	$583	$—

Off-Balance Sheet Transactions

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that will have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K of the Company, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Such risks and uncertainties include, among others:

•	general economic financial and business conditions;

•	overall conditions in the travel services and insurance markets;

•	potential claims related to the Company’s reinsurance business;

•	the potentially volatile nature of the reinsurance business;

•	the impact of competition;

•	the Company’s ability to successfully acquire and integrate companies;

•	a decline in corporate meeting demand caused by terrorism, war, weather conditions or health and safety concerns;

•	potential liability related to accidents or disasters causing injury to participants or attendees to the Company’s programs or events;

•	our dependence upon travel suppliers and the risks associated with a deterioration in our relationships with these travel suppliers; and

•	and other factors discussed in this Annual Report on Form 10-K.

A more complete discussion of these risks and uncertainties, as well as other factors, may be identified from time to time in the Company’s filings with the Securities and Exchange Commission, including elsewhere in this Annual Report on Form 10-K, or in the Company’s press releases. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to changes in financial market conditions in the normal course of business due to its use of certain financial instruments. Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and equity prices.

The Company’s available-for-sale securities included debt and marketable equity securities of $55.1 million and $3.3 million, respectively, at December 31, 2004 and are subject to market risk. The potential change in the fair value of these investments, assuming a 50 basis point increase in interest rates relating to the debt securities and a 10% decline in price of the marketable equity securities would be approximately $239,000 and $333,000, respectively.

The following table represents principal cash flows from available-for-sale debt securities outstanding as of December 31, 2004 by contractual maturity date, and the relative fair value and average interest rate (amounts in thousands, except interest rates):

	December 31, 2004		Expected Maturity Date Year Ending December 31,
	Cost	Fair Value	2005	2006
Debt securities:
U.S. government and agency obligations	$26,992	$26,867	$24,125	$2,742
Corporate bonds	23,106	22,995	13,352	9,643
State and political subdivisions	4,775	4,744	2,902	1,842

	54,873	54,606	40,379	14,227
Interest receivable	507	507	320	187

Total debt securities	$55,380	$55,113	$40,699	$14,414

Interest rate on debt securities		2.28%	2.10%	2.80%

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements are listed in Item 15 and are included herein on pages 29 through 56.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ambassadors International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ambassadors International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ambassadors International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Ambassadors International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ambassadors International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambassadors International, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Ambassadors International, Inc. and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Irvine, California

March 4, 2005

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2004 which is expected to be filed with the Securities and Exchange Commission on or about April 13, 2005.

Item 11. Executive Compensation

The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2004 which is expected to be filed with the Securities and Exchange Commission on or about April 13, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2004 which is expected to be filed with the Securities and Exchange Commission on or about April 13, 2005.

Item 13. Certain Relationships and Related Transactions

The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2004 which is expected to be filed with the Securities and Exchange Commission on or about April 13, 2005.

Item 14. Principal Accounting Fees and Services

The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2004 which is expected to be filed with the Securities and Exchange Commission on or about April 13, 2005.

Item 15. Exhibit, and Financial Statement Schedules

The following documents are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ambassadors International, Inc.

We have audited the accompanying consolidated balance sheets of Ambassadors International, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassadors International, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ambassadors International, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Irvine, California

March 4, 2005

Ambassadors International, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$39,474	$43,609
Available-for-sale securities	58,441	61,685
Accounts receivable, net of allowance of $52 and $75 in 2004 and 2003, respectively	4,128	2,132
Premiums receivable	10,040	—
Deferred policy acquisition costs	1,758	—
Reinsurance recoverable	1,597	—
Prepaid reinsurance premiums	1,207	—
Deferred income taxes	335	477
Prepaid program costs and other current assets	2,592	3,202

Total current assets	119,572	111,105
Property and equipment, net	664	1,010
Goodwill	6,275	6,817
Other intangibles	—	2,194
Deferred income taxes	2,575	2,433
Other assets	575	1,491

Total assets	$129,661	$125,050

Liabilities:
Current liabilities:
Accounts payable	$2,144	$2,033
Participant deposits	6,797	8,100
Accrued and other expenses	2,311	1,778
Loss and loss adjustment expense reserves	6,134	—
Unearned premiums	6,409	—
Deferred gain on retroactive reinsurance	522	—

Total current liabilities	24,317	11,911

Non-current participant deposits	404	270
Other liabilities	114	179

Total liabilities	24,835	12,360

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,974,922 and 9,969,875 shares issued and outstanding in 2004 and 2003, respectively	100	100
Additional paid-in capital	88,578	89,450
Retained earnings	17,514	23,408
Deferred compensation	(1,199)	—
Accumulated other comprehensive loss	(167)	(268)

Total stockholders’ equity	104,826	112,690

Total liabilities and stockholders’ equity	$129,661	$125,050

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Travel and incentive related	$12,168	$11,626	$14,147
Software and technology related sales	545	1,492	—
License fees from equity investee	421	561	548
Net insurance premiums earned	5,602	—	—

	18,736	13,679	14,695

Costs and operating expenses:
Cost of software and technology related sales	80	1,050	—
Selling and tour promotion	3,117	4,412	4,014
General and administrative	10,688	11,233	10,343
Loss and loss adjustment expenses	2,514	—	—
Insurance acquisition costs and other operating expenses	2,211	—	—
Impairment loss and lease exit costs	2,627	891	—

	21,237	17,586	14,357

Operating income (loss)	(2,501)	(3,907)	338

Other income:
Interest and dividend income	1,512	1,307	2,054
Realized gain on sale of available-for-sale securities	45	1,152	—
Other-than-temporary decline in available-for-sale securities	(942)	—	—
Other, net (Note 9)	319	1,384	485

	934	3,843	2,539

Income (loss) from continuing operations before income taxes	(1,567)	(64)	2,877
Provision for income taxes	370	953	114

Income (loss) from continuing operations	(1,937)	(1,017)	2,763
Loss from discontinued operations (net of income tax benefit of $0, $0 and $(703), respectively)	—	—	(1,197)

Net income (loss)	$(1,937)	$(1,017)	$1,566

Earnings (loss) per share — basic:
Continuing operations	$(0.20)	$(0.10)	$0.28
Discontinued operations	—	—	(0.12)

Net income (loss)	$(0.20)	$(0.10)	$0.16

Weighted-average common shares outstanding — basic	9,868	9,912	9,854

Earnings (loss) per share — diluted:
Continuing operations	$(0.20)	$(0.10)	$0.27
Discontinued operations	—	—	(0.12)

Net income (loss)	$(0.20)	$(0.10)	$0.15

Weighted-average common shares outstanding — diluted	9,868	9,912	10,162

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2001	9,813,001	$98	$88,144	$39,018	$—	$(1,020)	$126,240

Comprehensive income:
Net income	—	—	—	1,566	—	—	1,566
Other comprehensive income:
Foreign currency translation included in dividend paid upon spin-off, net of taxes of $163	—	—	—	—	—	340	340
Marketable securities, net of taxes of $135	—	—	—	—	—	241	241

Comprehensive income							2,147
Stock options exercised	97,389	1	599	—	—	—	600
Issuance of stock	44,224	—	371	—	—	—	371
Stock purchased and retired	(38,000)	—	(305)	—	—	—	(305)
Tax benefit associated with stock grants and exercise of stock options	—	—	131	—	—	—	131
Stock dividend upon spin-off	—	—	—	(14,168)	—	—	(14,168)

Balance at December 31, 2002	9,916,614	99	88,940	26,416	—	(439)	115,016

Comprehensive income (loss):
Net loss	—	—	—	(1,017)	—	—	(1,017)
Other comprehensive income:
Marketable securities, net of taxes of $83	—	—	—	—	—	171	171

Comprehensive loss							(846)
Stock options exercised	151,261	2	1,116	—	—	—	1,118
Stock purchased and retired	(98,000)	(1)	(832)	—	—	—	(833)
Tax benefit associated with stock grants and exercise of stock options	—	—	226	—	—	—	226
Dividends ($0.20 per share)	—	—	—	(1,991)	—	—	(1,991)

Balance at December 31, 2003	9,969,875	100	89,450	23,408	—	(268)	112,690

Comprehensive income (loss):
Net loss	—	—	—	(1,937)	—	—	(1,937)
Other comprehensive income:
Marketable securities, net of tax benefit of $304	—	—	—	—	—	101	101

Comprehensive loss							(1,836)
Stock options exercised	207,047	2	1,381	—	—	—	1,383
Issuance of restricted stock	98,000	1	1,232	—	(1,233)	—	—
Amortization of deferred compensation	—	—	—	—	34	—	34
Stock purchased and retired	(300,000)	(3)	(3,672)	—	—	—	(3,675)
Tax benefit associated with stock grants and exercise of stock options	—	—	187	—	—	—	187
Dividends ($0.40 per share)	—	—	—	(3,957)	—	—	(3,957)

Balance at December 31, 2004	9,974,922	$100	$88,578	$17,514	$(1,199)	$(167)	$104,826

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(1,937)	$(1,017)	$1,566
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	890	1,249	877
Impairment loss and lease exit costs	2,627	891	—
Other-than-temporary loss on marketable equity security	942	—	—
Undistributed earnings from equity investments	84	(1,116)	(251)
Amortization of deferred compensation	34	—	—
Deferred income tax provision (benefit)	—	2,119	1,641
Gain on sale of available-for-sale securities	—	(1,152)	—
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(1,996)	418	2,055
Premiums receivable	(9,710)	—	—
Deferred policy acquisition costs	(1,758)	—	—
Reinsurance recoverable	(1,597)	—	—
Prepaid insurance premiums	(1,207)	—	—
Prepaid program costs and other current assets	551	(504)	1,281
Other assets	614	234	57
Accounts payable and accrued and other expenses	1,103	(2,481)	(2,218)
Current and non-current participant deposits	(1,169)	2,608	(4,440)
Loss and loss adjustment expense reserves	6,134	—	—
Unearned premiums	6,409	—	—
Deferred gain on retroactive reinsurance	522	—	—
Other liabilities	(65)	—	—

Net cash provided by operating activities	471	1,249	568

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	98,492	50,977	106,089
Purchase of available-for-sale securities	(96,013)	(51,435)	(81,474)
Purchase of other investments	(627)	(1,934)	(173)
Cash paid for acquisitions of subsidiaries, net of cash received	(60)	(121)	(308)
Purchase of property and equipment	(149)	(348)	(404)
Proceeds from sale of property and equipment	—	17	—

Net cash provided by (used in) investing activities	1,643	(2,844)	23,730

Cash flows from financing activities:
Proceeds from exercise of stock options	1,383	1,118	395
Purchase and retirement of common stock	(3,675)	(833)	(305)
Dividends paid on common stock	(3,957)	(1,991)	—
Distribution resulting from spin-off of subsidiary	—	—	(5,299)
Payments on note payable	—	—	(200)

Net cash used in financing activities	(6,249)	(1,706)	(5,409)

Net increase (decrease) in cash and cash equivalents	(4,135)	(3,301)	18,889
Cash and cash equivalents, beginning of year	43,609	46,910	28,021

Cash and cash equivalents, end of year	$39,474	$43,609	$46,910

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$5
Cash paid for income taxes	519	352	798
See Notes 2, 12 and 19 for non-cash investing and financing activities.

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements

1. Description of the Company and Summary of Significant Accounting Policies

The Company

Ambassadors International, Inc. (the “Company”) was founded in 1967 as a travel services company and reincorporated in Delaware in 1995. Ambassadors Group, Inc. (“AGI”) represented the entire operations of the Company until 1996 when Ambassadors Performance Group, LLC (“APG” or the “Performance Group”) commenced operations. Ambassadors Services Group, Inc. (“ASG” or the “Services Group”) commenced operations in 1998 and Ambassadors Technology Corporation (“ATC” or the “Technology Group”) commenced operations in 2002. On February 28, 2002, the Company completed a spin-off of its wholly owned subsidiary, AGI, into a separate publicly traded company. Cypress Reinsurance, Ltd (“Cypress Re”) commenced operations in 2004.

In January 2004, the Company realigned its business operations and consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors.

In December 2003, the Company formed Cypress Re and registered it as a Class 3 Reinsurer pursuant to Section 4 of the Bermuda Monetary Authority Act to carry on business in that capacity subject to the provisions of the Bermuda Monetary Authority Act.

As of December 31, 2004, the following further describes the operations of the Company’s business segments:

•	Ambassadors—Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. Develops, markets and distributes event portfolio management technology solutions for corporations and large associations.

•	Cypress Re—Reinsures property and casualty risks written by licensed U.S. insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.

Basis of Presentation

As more fully described in Note 5, on January 25, 2002, the Company’s Board of Directors approved a spin-off distribution that separated the Company into two publicly traded entities. Certain reclassifications have been made to amounts in 2003 and 2002 to conform with the 2004 presentation.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. The equity method of accounting is used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is accounted for using the cost method.

Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

Credit Risk

The majority of trade accounts receivable are from large credit worthy companies. Most programs are billed in advance and are normally collected prior to program commencement. The Company generally does not require collateral. The Company maintains adequate reserves for potential credit losses and such losses have been minimal and within management’s estimates.

The Company believes that its primary trade accounts receivable credit risk exposure in its Ambassadors segment is limited because the entire estimated program costs are normally collected prior to program commencement and customers are primarily large credit worthy corporations, hotel chains and independent hotel owners. The Ambassadors segment is exposed to credit risk in the event that this customers cannot meet their obligations.

Premiums receivable consist of funds held in trust and deferred and not yet due premiums, net of deferred acquisition costs, from the ceding company. The Company currently conducts all of its quota share reinsurance activity through one ceding company. The Company also retrocedes risk to the ceding company under specific excess and aggregate loss treaties. The Company remains obligated for amounts ceded in the event that the ceding company or reinsurer does not meet its obligations.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of net unrealized losses on marketable securities of $167,000 and $268,000, net of deferred income taxes, at December 31, 2004 and 2003, respectively.

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Long-Lived Assets Including Intangibles

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and the Company’s strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. The Company uses a discounted cash flow model to estimate the fair market value of each of its subsidiaries when performing its impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company amortizes its acquired intangible assets with definite lives over periods ranging from 5 to 6 years.

As of December 31, 2004, the Company completed its annual impairment tests and recorded approximately $2,627,000 to write off the goodwill and unamortized balance of an intangible asset (license) related to Incentive Travel, LLC (“ITI”). As of December 31, 2003, the Company completed its annual impairment tests and recorded approximately $573,000 to write off the unamortized balance of an intangible asset, purchased software, and other equipment. See Note 4 for further discussion.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs, commissions and other costs of acquiring insurance, that vary with and are primarily related to the production of new and renewal insurance. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. The Company considers anticipated investment income in determining the recoverability of these costs. At December 31, 2004, management believes its deferred policy acquisition costs are recoverable.

Reserve for Loss and Loss Adjustment Reserves

The liability for losses and loss-adjustment expenses includes an amount determined from loss reports and individual cases and an amount for losses incurred but not reported. The Company uses an independent actuarial

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

firm to provide ultimate projected loss ratios on the insurance programs that it participates in. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. Anticipated deductible recoveries from insureds are recorded as reinsurance recoverables at the time the liability for unpaid claims is established. Other recoveries on unsettled claims, such as salvage and subrogation are recorded upon collection.

Revenue Recognition

Travel and Incentive Related

The Company recognizes revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectibility is reasonable assured and delivery has occurred.

The Company bills travel participants, mainly consisting of large corporations, in advance, of which the cash received is recorded as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel, rail passes and other program costs in advance of travel, which are recorded as prepaid program costs. The Company recognizes travel revenue and related costs when travel convenes and classifies such revenue as travel and incentive related. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.

Revenue from hotel reservation, registration and related travel services are recognized when the convention operates. Revenue from the sale of merchandise is recognized when the merchandise is shipped, the service has been provided or when the redemption periods have expired. Revenue from pre-paid, certificate-based merchandise incentive programs is deferred until the Company’s obligations are fulfilled or upon management’s estimates (based upon historical trends) that it is remote that the certificate will be redeemed. These revenues are classified as travel and incentive related. These revenues are reported on a net basis, reflecting the net effect of gross billings to the client less any direct program or merchandise costs.

Software and Technology Related Sales

Revenue from software and technology related sales is derived from a combination of license and maintenance fees and services provided with enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from development contracts is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Such development contracts pertain to a combination of customization and enhancement programs of our event management software performed at the request of clients. These contracts cover program periods of three to nine months and do not involve significant revisions to estimates due to their short-term nature. At December 31, 2003, the Company did not have any receivables or contracts outstanding in connection with any development contracts. At December 31, 2004, the Company had one short-term development contract that was in the early phase of the agreement thus no revenue was recorded on the development portion of this contract as of year end. Revenue from contracts relating to only maintenance or hosting of data is recognized on a straight-line basis over the period that the services are provided.

License Fees from Equity Investee

Revenue from license fees is recognized based on a contracted percentage of total program receipts recorded from the licensing source.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

Net Insurance Premiums Earned

Insurance premiums are recognized as revenue over the period of the insurance contracts in proportion to the amount of the insurance coverage provided. The insurance contracts are typically twelve months in duration and are considered short-duration contracts. Unearned premiums represent the unearned portion of the insurance contracts as of the balance sheet date.

Ceded reinsurance premiums relate to reinsurance purchased (excess of loss and aggregate stop loss) to mitigate potential losses from severe adverse loss development, both on a per accident claim basis and in the aggregate. These ceded reinsurance transactions are recognized as a reduction of premium revenue in the same manner in which the insurance contract is recognized as premium revenue.

Reinsurance

In the normal course of business, Cypress Re seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.

With respect to retroactive reinsurance contracts, the amount by which the liabilities associated with the reinsured policies exceed the amounts paid is amortized to income over the estimated remaining settlement period. The effects of subsequent changes in estimated or actual cash flows are accounted for by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction, with a corresponding charge or credit to income.

Selling and Tour Promotion Expenses

Selling and tour promotion costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized. As more fully described in Note 10, in 2003 the Company established a valuation reserve of approximately $1.6 million on its net deferred tax asset. In the fourth quarter of 2004, the Company increased its valuation allowance by approximately $1.6 million on its net deferred tax asset, resulting in a total valuation allowance of $3.2 million as of December 31, 2004.

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

Accounting for Stock Options

The Company has certain stock-based employee compensation plans, which are more fully described in Note 12, “Stock Plans.” As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for those plans under the intrinsic value method. Because all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income (loss).

The following table presents the effects on net income (loss) and earnings (loss) per share if the Company had recognized compensation expense under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$(1,937)	$(1,017)	$1,566
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(895)	(327)	(937)

Net income (loss), pro forma	$(2,832)	$(1,344)	$629

Earnings (loss) per share — basic
As reported	$(0.20)	$(0.10)	$0.16
Pro forma	(0.29)	(0.14)	0.06
Earnings (loss) per share — diluted
As reported	$(0.20)	$(0.10)	$0.15
Pro forma	(0.29)	(0.14)	0.06

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002:

	2004	2003	2002
Dividend yield	2.5%	3.0%	0.0%
Expected volatility	56%	59%	61%
Risk free interest rates	3.6%	3.2%	4.0%
Expected option lives	4.5 years	4.5 years	4.5 years
Weighted-average fair value of options granted	$4.40	$5.19	$3.35

Fair Value of Financial Instruments

The estimated fair values of the financial instruments as of December 31, 2004 and 2003 are as follows (in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$39,474	$39,474	$43,609	$43,609
Available-for-sale securities	58,441	58,441	61,685	61,685
Other investments	250	250	1,278	1,278

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Dividends Declared

On September 2, 2003, the Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. Accordingly, a dividend of approximately $1,000,000 was paid on March 23, 2004 to stockholders of record on March 9, 2004, a dividend of approximately $974,000 was paid on June 16, 2004 to stockholders of record on June 1, 2004, a dividend of approximately $987,000 was paid on September 14, 2004 to stockholders of record on August 30, 2004 and a dividend of approximately $996,000 was paid on December 15, 2004 to stockholders of record on November 30, 2004. During 2003, the Company paid two quarterly dividends for an aggregate amount of approximately $1,991,000. On February 16, 2005, the Company announced a dividend to be paid on March 15, 2005 to stockholders of record on February 28, 2005.

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

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) ratified EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” but delayed the recognition and measurement provisions of EITF 03-1 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The Company’s adoption of the requirements in the fiscal fourth quarter of 2004 did not have a significant impact on the Company’s disclosures.

In July 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 will not have a significant impact on the Company’s consolidated financial position or results of operations.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“ABP No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described is SFAS 123. However SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Upon adoption of SFAS No. 123R, pro forma disclosure of the impact of share-based payments to employees is no longer permitted.

SFAS No. 123-R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The company expects to adopt SFAS No. 123R on July 1, 2005, using the “modified retrospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method pursuant to APB No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact would be as presented in the disclosure of pro forma earnings (loss) and earnings (loss) per share in “Note 1. Description of the Company and Summary of Significant Accounting Policies – Accounting for Stock Options.” SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $187,000, $226,000, and $131,000 in 2004, 2003 and 2002, respectively.

2. Business Acquisitions and Investments

In November 2002, APG acquired a 51% ownership interest in Innovations In Marketing, LLC (“IIM”). IIM was a start-up performance incentive and meeting management company which operated out of the Company’s corporate headquarters in Newport Beach, California. IIM’s initial capital consisted of $1,000 of which 51% was contributed by APG and 49% was contributed by the minority owner. Members shared in IIM’s gains and losses in proportion to their membership interests. However, loss allocations to a member were to be made only to the extent that such loss allocations would not create a deficit capital account balance for that member greater than the member’s share of the liquidation value of the company. The Operating Agreement specified that APG may loan IIM up to $400,000 for the working capital needs of the company during its first six months of operation. Furthermore, the agreement stated that after the first six months of operation the minority stockholder may loan IIM up to $100,000. Both loans shall bear interest at a rate of 2% per year and shall be repaid by IIM prior to any distributions of earnings being made to any IIM stockholder. The outstanding balance on APG’s loan to IIM as of December 31, 2002 was approximately $176,000 which was eliminated in consolidation. On October 15, 2003, APG sold its 51% ownership interest to the minority owner and the outstanding balance of the loan was resolved prior to sale.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

During the first twelve months following the closing, the Company shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $25,000 per quarter as the First Year Minimum Payments. During the second year following the closing, the Company shall pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $15,000 per quarter as the Second Year Minimum Payments. As of December 31, 2004, Ambassadors had paid $160,000 for the first year minimum contingent payments and recorded these payments as an adjustment to the purchase price.

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

In addition to the business acquisitions described above, the Company holds minority investments in other operating companies. Other investments during the periods presented in the accompanying balance sheets and statements of operations include the following:

•	In October 1997, the Company purchased a 20% interest in a company, which provides packaged tours primarily to Formula One, Indy Car and NASCAR races. This investment was reported on the equity method until the third quarter of 2004 when the Company sold 0.02% of its interest back to the company. As of December 31, 2004, this investment is reported on the cost method. As of December 31, 2004, the Company reviewed this investment noting that there are no identified events or changes in circumstances that may have an adverse effect on the investment.

•	In January 1999, the Company purchased a minority interest in a joint venture that owns the capital stock of Scheduled Airlines Traffic Offices, Inc. (“SatoTravel”). In June 2001, the Company sold its ownership stake in SatoTravel to Navigant International, Inc. (“Navigant”) (Nasdaq: FLYR). The Company received approximately $7.2 million in cash, approximately 237,000 shares of common stock of Navigant and recorded a gain of approximately $8.3 million in other income ($5.5 million net of income taxes). The agreement also provided for an additional payment of cash and stock to be paid to the Company if SatoTravel, as a subsidiary of Navigant, had achieved certain revenue objectives by June 14, 2002. The additional payment was disputed by Navigant and both parties agreed to arbitration to settle the dispute. In June 2003, the arbitration was settled and the Company received approximately $0.7 million in cash, net of arbitration related expenses, and approximately 36,000 shares of common stock of Navigant. As of December 31, 2003, the Company recorded in other income the final component of the gain consideration on the sale of this investment in the amount of approximately $1.2 million ($0.7 million net of income taxes).

•

In October 2000, the Company purchased a minority interest in MilePoint, Inc., a development stage internet company which enables customers to convert accrued credits toward online purchasing. This investment was reported at the lower of cost or estimated net realizable value. During the quarter ended

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2001, the Company recorded a loss of approximately $400,000 which the Company’s management believed to be other than a temporary decline in the market value of this investment. The recorded loss represented the balance of this investment and thus, the Company has no future financial exposure on this investment. In March 2004, MilePoint, Inc. was acquired by Points International, Ltd. (“Points”), a Canadian publicly traded company. In exchange for its interest, the Company received a nominal distribution of Points shares and contingent deferred payments. These distributions are recorded as other income as of December 31, 2004.

•	In March 2002, APG acquired a 49% ownership interest in ITI. ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement call for contingent payments through 2005 based upon actual income before income taxes multiplied by APG’s 49% ownership interest calculated based on a predefined multiplier. Total payments related to ITI’s fiscal 2002 results were $2.5 million of which approximately $1.9 million was paid during 2003 and was allocated to intangible assets (license). The remaining purchase price of $542,000 was paid during 2002 and was allocated to goodwill. Total payments related to ITI’s fiscal 2003 results were $0.6 million and was allocated to intangible assets (license). As of December 31, 2004, the Company’s obligation related to ITI’s fiscal 2004 results is estimated to be approximately $286,000 which has been accrued and allocated to intangible assets (license). License fees earned from ITI are included in the operations of Ambassadors and represent approximately $421,000, $561,000 and $548,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company also recorded its proportional share of the earnings and management fees from ITI of approximately $291,000, $1,019,000 and $410,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which are included in other income. At December 31, 2004 and 2003, the Company had approximately $81,000 and $233,000, respectively, in receivables related to license and management fees and approximately $78,000 and $784,000, respectively, in undistributed earnings from ITI. As more fully described in Note 4, in 2004 the Company wrote off the goodwill and unamortized balance of the intangible asset.

•	As of December 31, 2003, the Company had an investment in the financial results of a property and casualty insurance program mainly consisting of auto liability and auto physical damage risks for the accident years ended June 30, 2003 and 2004. The Company issued letters of credit for its right to participate proportionately in the underwriting profits or losses of the accident years ending June 30, 2003 and 2004. The Company has recorded its proportional share of the income from this investment of approximately $331,000 for the year ended December 31, 2003 in other income. As more fully described in Note 3, in 2004, these investments were transferred to the Company’s newly formed reinsurance company, Cypress Re.

At December 31, 2004 and 2003, the above other investments represented approximately $250,000 and $1,278,000, respectively, and were included in other assets in the accompanying balance sheets.

3. Reinsurance

The Company reinsures property and casualty risks written by licensed U.S. insurers through its subsidiary, Cypress Re. The lines of business that are being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations. Members whose risk is reinsured under a program must meet certain loss control program qualifications. A member of a group must pass certain pre-qualification criteria that is part of the underwriting review by a third party.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

The assumed reinsurance transactions are typically reinsured through a quota share agreement in which Cypress Re agrees to accept a certain fixed percentage of premiums written from the ceding company and in general assumes the same percentage of purchased reinsurance, direct acquisition costs and ultimate incurred claims.

Cypress Re retains the first layer of risk on a per policy basis, which ranges from $250,000 to $500,000 and the third party reinsurer (through excess of loss reinsurance) retains the next layer up to the policy limits of $1.0 million. Cypress Re retains losses up to the aggregate reinsurance limit, which varies with each quota share reinsurance agreement and the third party reinsurer then pays losses in excess of Cypress Re’s aggregate reinsurance limit up to $5.0 million. Cypress Re is responsible for any additional losses in excess of the aggregate reinsurance limit.

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

During 2004, Cypress Re entered into additional quota share reinsurance agreements. These reinsurance agreements represent participation in selective property and casualty programs. The reinsurance agreements meet the requirements of SFAS No. 113. One of the quota share reinsurance agreements covers a retroactive period from January 1, 2003 through May 31, 2004 and a prospective period from June 1, 2004 through December 31, 2004. The other agreements contains only prospective components.

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As a result, unearned premium reserves, deferred policy acquisition costs and ceded prepaid reinsurance premiums of $6.4 million, $1.8 million and $1.2 million, respectively, were recorded on the balance sheet as of December 31, 2004.

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. As of December 31, 2004, the deferred gain on retroactive reinsurance was $0.5 million and during 2004 Cypress Re recognized in income $0.5 million of the previously deferred gain.

As of December 31, 2004, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves of $2.7 million, $1.6 million and $3.4 million, respectively, were recorded on the Company’s balance sheet. The December 31, 2004 loss and loss adjustment expense reserves balance includes reserves for both prospective and retroactive reinsurance as well as $0.4 million for incurred but not reported claims.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

Premiums receivable at December 31, 2004 is comprised of funds held in trust, by the ceding company, of approximately $5.6 million and deferred and not yet due premiums, from the ceding company of approximately $4.4 million. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.

As of December 31, 2004, reinsurance recoverable and prepaid reinsurance premiums of $1.6 million and $1.2 million, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or nonperformance is limited to these amounts.

The effect of reinsurance on premiums written and earned for the year ended December 31, 2004 was as follows (in thousands):

	Written	Earned
Assumed	$13,516	$7,106
Ceded	(2,712)	(1,504)

Net premiums	$10,804	$5,602

As of December 31, 2004, the Company has issued approximately $9,898,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2005.

The activity in the liability for unpaid loss and loss adjustment expenses is summarized as follows:

Balance at January 1, 2004	$—
Loss reserves on retroactive reinsurance	3,070
Change in initial deferred gain on retroactive reinsurance	2

3,072

Incurred related to:
Amortization of deferred gain on retroactive reinsurance	(506)
Current year	3,020
Prior years	—

Total incurred	2,514

Paid related to:
Current year	(1,049)
Prior years	—

Total paid	(1,049)

Net balance at December 31, 2004	4,537
Plus reinsurance recoverable	1,597

Balance at December 31, 2004	$6,134

4. Impairment Loss and Lease Exit Costs

As discussed in Note 1, the Company performed its annual impairment test on the ITI goodwill and the intangible asset (license) and concluded that due to declining operating results, projected business and other contributing factors of the investee, the assets were impaired. As a result of the impairment, the Company recorded a charge of approximately $542,000 to write off the entire goodwill balance and approximately $2,085,000 to write off the unamortized balance of the intangible asset.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

In December 2003, the Company consolidated the operations of the Technology Group into its corporate headquarters in Newport Beach, California in order to improve operating efficiencies and reduce future costs. As discussed in Note 1, the Company performed its annual impairment test on the Technology Group’s intangible asset, purchased software, and concluded that due to the recent consolidation of operations, the asset was impaired. Accordingly, the Company recorded a charge related to the unamortized balance of the purchased software related to the acquisition of Bluedot Software in 2002 of approximately $502,000. The Company also recorded approximately $389,000 related to the write-down of assets, lease exit costs and employee relocation expenses due to the closure of the San Francisco office. The Company recorded approximately $317,000 in accounts payable and other liabilities at December 31, 2003 for the remaining unpaid balance of these expenses. The Company paid and charged against the liability, net of sublease income received, approximately $79,000 during 2004. In addition, the Company recorded an adjustment to the lease exit costs in general and administrative expenses of approximately $89,000 in the quarter ended June 30, 2004 due to executing a sublease agreement which was more favorable than originally estimated. At December 31, 2004, approximately $149,000 remained unpaid and is included in accounts payable and other liabilities in the accompanying balance sheet.

5. Discontinued Operations

On January 25, 2002, the Company’s Board of Directors approved the spin-off of its wholly owned subsidiary, AGI, by declaring a special stock dividend to the stockholders of the Company and distributing to them all of the outstanding shares of AGI. The stock dividend was paid to the Company’s stockholders of record as of February 4, 2002, and was distributed to such stockholders after the close of business on February 28, 2002, the date that the spin-off was completed. Each stockholder of the Company received one share of common stock of AGI for each share of common stock owned in the Company. The distribution of AGI’s common stock pursuant to the spin-off was intended to be tax free to the Company and its stockholders. The Company received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of AGI on the Nasdaq National Market began on March 1, 2002 under the symbol “EPAX.”

The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the dividend. The spin-off impacted the Company’s balance sheet on February 28, 2002 by reducing total assets, liabilities, and stockholders’ equity by $34.8 million, $21.0 million and $13.8 million respectively. The effect of the spin-off on the Company’s statements of operations for the year ended December 31, 2002 are reflected as discontinued operations.

The revenues and loss from discontinued operations before income taxes were approximately $518,000 and $1,900,000, respectively.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Available-for-Sale Securities

At December 31, 2004 and 2003, the cost and estimated fair values of the Company’s investments in marketable equity securities and U.S. government and agency obligations were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
December 31, 2004:
Debt securities:
U.S. government and agency obligations	$26,992	$—	$(125)	$26,867
Corporate bonds	23,106	1	(112)	22,995
State and political subdivisions	4,775	—	(31)	4,744

	54,873	1	(268)	54,606
Interest receivable	507	—	—	507

Total debt securities	55,380	1	(268)	55,113
Marketable equity securities	3,328	—	—	3,328

	$58,708	$1	$(268)	$58,441

December 31, 2003:
Debt securities:
State and political subdivisions	$54,093	$28	$(13)	$54,108
Corporate bonds	3,020	18	—	3,038

	57,113	46	(13)	57,146
Interest receivable	752	—	—	752

Total debt securities	57,865	46	(13)	57,898
Marketable equity securities	4,269	—	(482)	3,787

	$62,134	$46	$(495)	$61,685

The following table represents the gross unrealized loss by date acquired as of December 31, 2004 (in thousands):

	Less than 12 Months	Greater than 12 Months	Total
Gross unrealized loss:
U.S. government and agency obligations	$(125)	$—	$(125)
Corporate bonds	(112)	—	(112)
State and political subdivisions	(31)	—	(31)

	$(268)	$—	$(268)

As of December 31, 2004, the Company reviewed its available-for-sale debt and equity securities to determine if any unrealized losses incurred are considered to be temporary and therefore are not impaired. In its evaluation of unrealized losses for impairment and the classification of such losses as temporary or other-than-temporary, management considers a number of factors. These factors include the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment to allow for the market to recover. Based on a

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

review of these factors and the closing price of the marketable equity securities subsequent to December 31, 2004, management concluded the unrealized loss incurred on an equity security was considered to be other-than-temporary. Accordingly, the Company realized a loss in 2004 of approximately $942,000 based on the fair market value of the securities at of December 31, 2004.

For the year ended December 31, 2004, the Company recorded realized gains on sale of available-for-sale securities of approximately $45,000 based on specific identification of the cost of securities sold during the year. As discussed in Note 2, the Company recorded realized gains related to its investment in SatoTravel of approximately $1.2 million for the year ended December 31, 2003. The Company recorded no realized losses in 2003. The Company recorded no realized gains or losses in 2002.

The following table represents principal cash flows from available-for-sale debt securities outstanding as of December 31, 2004 by contractual maturity date and average interest rate (in thousands, except interest rates):

	Maturity Date Year Ending December 31,
	2005	2006
Debt securities:
U.S. government and agency obligations	$24,125	$2,742
Corporate bonds	13,352	9,643
State and political subdivisions	2,902	1,842

	40,379	14,227
Interest receivable	320	187

Total debt securities	$40,699	$14,414

Interest rate on debt securities	2.10%	2.80%

7. Property and Equipment

Property and equipment consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Computer software and equipment	$2,142	$2,019
Office furniture, fixtures and equipment	1,916	1,894
Leasehold improvements	638	638

	4,696	4,551
Less accumulated depreciation and amortization	(4,032)	(3,541)

	$664	$1,010

Depreciation and amortization expense from continuing operations related to property and equipment was approximately $495,000, $756,000 and $755,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In 2003, the Company also incurred approximately $38,000 in additional depreciation expense related to the write-off of equipment from the 2002 asset purchase within the Technology Group as described in Note 4.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Goodwill and Other Intangibles

Goodwill and other intangibles consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Goodwill	$6,817	$6,817
Less impairment charge	(542)	—

	$6,275	$6,817

Other Intangibles:
License	$2,847	$2,561
Purchased software	—	628

	2,847	3,189
Less accumulated amortization	(762)	(493)
Less impairment charge	(2,085)	(502)

Total other intangibles	$—	$2,194

As of December 31, 2003, the Company recorded amortization expense of the license and purchased software of approximately $367,000 and $126,000, respectively. As described in Note 4, in 2003 the Company recorded impairment charges of approximately $502,000 to write off of the unamortized balance of the purchased software. As of December 31, 2004, the Company recorded amortization expense of the license of approximately $395,000. As described in Note 4, in 2004 the Company recorded impairment charges of approximately $542,000 to write off of the goodwill associated with ITI and $2,085,000 to write off of the unamortized balance of the license.

In 2002, the Company increased goodwill by approximately $542,000 resulting from the investment in ITI.

In 2004, the Company increased other intangibles by approximately $286,000 related to additional license fee contingent payments for the ITI investment. In 2003, the Company increased other intangibles by approximately $807,000 related to additional license fee contingent payments for the ITI investment and by approximately $21,000 related to an additional investment that was allocated to purchased software.

9. Other Income

Other income includes the following at December 31, 2004, 2003 and 2002 (in thousands):

	December 31,
	2004	2003	2002
Other, net:
Equity earnings and management fees	$295	$1,020	$410
Allocable earnings from insurance contract	—	331	—
Other income (expense)	24	33	75

Total other, net	$319	$1,384	$485

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

10. Income Taxes

The income tax provision (benefit) included in the consolidated statements of operations is as follows (in thousands):

	December 31,
	2004	2003	2002
Current:
Federal	$367	$(1,239)	$(2,395)
State	3	(9)	(280)

Total current	370	(1,248)	(2,675)

Deferred:
Federal	—	2,152	2,356
State	—	49	(270)

Total deferred	—	2,201	2,086

Total income tax provision (benefit)	$370	$953	$(589)

The income tax provision (benefit) applicable to continuing operations and discontinued operations is as follows (in thousands):

	December 31,
	2004	2003	2002
Provision for continuing operations:
Current	$370	$(1,248)	$(1,977)
Deferred	—	2,201	2,091

Total provision for continuing operations	370	953	114

Provision for discontinued operations:
Current	—	—	(698)
Deferred	—	—	(5)

Total provision for discontinued operations	—	—	(703)

Total income tax provision (benefit)	$370	$953	$(589)

The reconciliation of U.S. statutory federal income tax expense to income tax provision (benefit) on income (loss) from continuing operations is as follows (in thousands):

	December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Provision (benefit) at the federal statutory rate	$(548)	35.0%	$(22)	35.0%	$1,007	35.0%
Change in valuation allowance	1,319	(84.2)	1,587	(2,479.7)	—	0.0
State income tax, net of federal benefit	(153)	9.8	22	(35.0)	(512)	(17.8)
Tax exempt interest	(101)	6.4	(436)	681.3	(556)	(19.3)
Other permanent and return to provision items	(147)	9.4	(198)	309.4	175	6.1

	$370	(23.6)%	$953	(1,489.0)%	$114	4.0%

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	2004	2003
Deferred tax assets:
Accrued vacation and compensation	$78	$62
Unrealized loss on marketable securities	486	180
Write off of intangible assets	4,629	3,833
Allowance for billing reserve	254	190
Unearned premiums	364	—
Loss and loss adjustment expense reserves	153	—
Deferred gain on loss portfolio transfers	183	—
Net operating loss carryforward	391	—
Other	194	232

Total deferred tax assets	6,732	4,497

Valuation allowance for deferred tax assets	(3,200)	(1,587)

Total deferred tax assets net of valuation allowance	3,532	2,910

Deferred tax liabilities:
Deferred policy acquisition costs	(614)	—
Other	(8)	—

Total deferred tax liabilities	(622)	—

Net deferred tax assets	$2,910	$2,910

At December 31, 2004, the Company has federal and state net operating loss (“NOL”) carryforwards of approximately $784,000 and $2,560,000, respectively. The federal and state NOL carryforwards expire at various dates from 2005 through 2024 and from 2009 through 2014, respectively. Utilization of these losses may be subject to an annual limitation due to ownership change constraints set forth in the Internal Revenue Code of 1986 and similar state tax provisions.

The Company has federal AMT credit carryforwards of $75,000 which carryforward indefinitely.

At December 31, 2003, the Company recorded a valuation allowance against its net deferred tax assets of approximately $1,587,000. In 2004, the Company increased its valuation allowance by an additional $1,613,000 resulting in a total valuation allowance of approximately $3,200,000 as of December 31, 2004. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2004 will be accounted for as follows: approximately $2,906,000 will be recognized as a reduction of income tax expense and $294,000 will be recognized as an increase in stockholders equity for certain tax deductions from employee stock options. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

11. Commitments and Contingencies

The Company leases office facilities and office equipment under non-cancelable operating leases. Certain of the Company’s leases have escalation clauses. The Company’s obligations under non-cancelable lease commitments end in 2010 and are as follows (in thousands):

Year Ending December 31,:
2005	$818
2006	576
2007	580
2008	588
2009	389
Thereafter	194

$3,145

Total rent expense from continuing operations for the years ended December 31, 2004, 2003 and 2002 was approximately $656,000, $1,237,000 and $1,024,000, respectively. As described in Note 4, the Company incurred approximately $304,000 of lease exit costs associated with the San Francisco, California office of the Technology Group which represents lease obligations, net of anticipated sublease income, beginning January 2004 and continuing until the Company can exercise the early termination clause of the contract in July 2006 upon nine months written notice. Future minimum rental income under the non-cancelable subleases is approximately $60,000 for the year ended December 31, 2005.

The Company entered into agreements to sublease office facilities in Newport Beach, California and Boston, Massachusetts. Sublease rental income from continuing operations for the years ended December 31, 2004, 2003 and 2002 was approximately $242,000, $246,000 and $187,000, respectively. Included in the sublease income are amounts received from a related party of approximately $117,000, $40,000 and $40,000 for each of the years ended December 31, 2004, 2003 and 2002, respectively.

In the ordinary course of business the Company may from time to time be required to enter into letters of credit related to its insurance programs and for its travel related programs with airlines, travel providers and travel reporting agencies. As of December 31, 2004, the Company has issued approximately $9,898,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2005. As of December 31, 2004, the Company has issued approximately $908,500 in letters of credit related to normal business operations which expire at various dates through 2006. The Company has a $15 million line of credit to support the outstanding letters of credit. Pursuant to the line of credit, the Company is subject to certain covenants, which include, among other things, a requirement for unencumbered liquid assets. As of December 31, 2004, the Company was in compliance with these covenants.

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

12. Stock Plans

The Company adopted the 1995 Equity Participation Plan (the “Plan”) during 1995 and amended and restated the Plan in 2002, 1999 and 1998. The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, employees and consultants of the Company. The maximum number of shares which may be awarded under the Plan is 2,200,000 shares. Under the terms of the Plan, options to purchase shares of the Company’s common stock are granted at a price set by the

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

Compensation Committee of the Board of Directors, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards. Vested options may be exercised for a period up to 10 years from the grant date.

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

Stock option transactions are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2001	997,361	$16.40
Granted	113,784	8.12
Spin-off conversion adjustment	623,665	N/A
Canceled upon spin-off	(381,839)	13.97
Forfeited	(56,230)	10.17
Exercised	(97,389)	6.16

Balance, December 31, 2002	1,199,352	7.40
Granted	224,900	12.28
Forfeited	(40,398)	7.72
Exercised	(151,261)	7.31

Balance, December 31, 2003	1,232,593	8.09
Granted	243,000	12.65
Forfeited	(63,241)	9.09
Exercised	(207,047)	6.68

Balance, December 31, 2004	1,205,305	$9.20

	Number of Shares	Weighted- Average Exercise Price
Options exercisable at:
December 31, 2002	699,840	$7.36
December 31, 2003	743,465	6.89
December 31, 2004	704,306	7.41

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2004:

Range of Exercise Price	Number Outstanding as of 12/31/04	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of 12/31/04	Wtd. Avg. Exercise Price of Exercisable Options
$ 2.93 – $ 5.85	309,649	2.6	$4.62	309,649	$4.62
$ 5.85 – $ 8.76	151,684	5.0	7.70	109,681	7.61
$ 8.76 – $11.70	240,329	4.7	9.25	179,983	9.29
$11.70 – $14.63	503,643	8.6	12.44	104,993	12.19

	1,205,305	5.8	$9.20	704,306	$7.41

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

In addition to the stock options above, restricted stock awards were granted in 2004 to certain members of executive management aggregating 98,000 shares, at $12.58 per share, representing the closing price of the shares on the date of grant. The restricted stock fully vests on the third anniversary of the date of grant, subject to meeting certain performance goals. The Company recorded the grant as deferred compensation in 2004 and recorded compensation expense of approximately $34,000 related to these grants as of December 31, 2004.

13. Employee Benefit Plan

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

Employees are eligible to participate in the 401(k) Plan upon six months of service and 21 years of age. Employees may contribute up to 92% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 2004, 2003 and 2002, the Company contributed approximately $29,000, $40,000 and $40,000, respectively, to the 401(k) Plan.

14. Common Stock Repurchase Plan

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to $20.0 million) in the open market or through private transactions. This repurchase program is ongoing and as of December 31, 2004, the Company has repurchased 1,051,500 shares for approximately $12.4 million. During the year ended December 31, 2004, 300,000 shares for approximately $3,675,000 were repurchased. During the year ended December 31, 2003, 98,000 shares for approximately $833,000 were repurchased. During the year ended December 31, 2002, 38,000 shares for approximately $305,000 were repurchased.

15. Summarized Income Statement Information of Affiliate

The Company has a 49% ownership interest in ITI and accounts for this investment using the equity method as discussed in Note 2. This investment was considered significant to the Company’s fiscal 2003 operations as defined by applicable Securities and Exchange Commission regulations. The following summarizes the unaudited income statements of the investee for the years ended December 31, 2004 and 2002 and the audited income statement of the investee for the year ended December 31, 2003 (in thousands):

	December 31,
	2004	2003	2002
	(unaudited)		(unaudited)
Revenue	$1,874	$3,474	$2,352
Operating expenses	1,567	1,894	1,864

Operating income	307	1,580	488
Other income	15	20	24

Net income	$322	$1,600	$512

Company’s share of net income	$158	$784	$251

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

16. Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share (EPS) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	2003	2003	2002
Numerator:
Net income (loss) for basic and diluted earnings per share	$(1,937)	$(1,017)	$1,566

Denominator:
Weighted-average shares outstanding — basic	9,868	9,912	9,854
Effect of dilutive common stock options	—	—	308

Weighted-average shares outstanding — diluted	9,868	9,912	10,162

At December 31, 2004, 2003 and 2002 there were approximately 104,000, 147,000 and 144,000 stock options outstanding, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive. At December 31, 2004 and 2003 the effect of dilutive common stock options of 258,000 shares in each period have also been excluded from the weighted-average share calculation as the effects of these shares are anti-dilutive.

17. Business Segments

Commencing in December of 2003, management performed a review of its existing business operations. During this review, management evaluated its reportable segments and considered the criteria as set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the consideration of certain aggregation criteria, including economic characteristics, the nature of products and services, the nature of the production process, the type or class of customer for their products and services, the methods used to distribute products or provide services, and if applicable, the nature of the regulatory environment. The Company is not subject to any regulatory requirements in its operations. After its review, management concluded that its existing business operations met the aggregation requirements under SFAS No. 131 and planned to consolidate its reporting segments. Accordingly, in January 2004, the Company realigned its business operations and consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors. Furthermore, Cypress Re is reported as a stand alone segment from Corporate and Other. Corporate and Other will consist of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to the Ambassadors or Cypress Re segments. The financial information for the prior periods have been reclassified into the current year segment presentation.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

Selected financial information related to these segments is as follows (in thousands):

	Ambassadors	Cypress Re	Corporate and Other	Discontinued Operations	Total
2004:
Revenues	$13,134	$5,602	$—	$—	$18,736
Depreciation and amortization expense	853	—	37	—	890
Impairment loss and lease exit costs	2,627	—	—	—	2,627
Operating income (loss)	(1,030)	877	(2,348)	—	(2,501)
Interest and dividend income	155	232	1,125	—	1,512
Other-than-temporary decline in available-for-sale securities	—	—	942	—	942
Equity in net income and management fees received from investments accounted for by the equity method	291	—	4	—	295
Income tax expense (benefit)	(224)	365	229	—	370
Capital expenditures of property, equipment, and intangible assets	428	—	7	—	435
Goodwill	6,275	—	—	—	6,275
Total assets	13,874	24,783	91,004	—	129,661

2003:
Revenues	$13,679	$—	$—	$—	$13,679
Depreciation and amortization expense	1,213	—	36	—	1,249
Impairment loss and lease exit costs	891	—	—	—	891
Operating income (loss)	(1,973)	—	(1,934)	—	(3,907)
Interest and dividend income	141	—	1,166	—	1,307
Gain on sale of available-for-sale securities	—	—	1,152	—	1,152
Allocable earnings from insurance contract and equity in net income and management fees received from investments accounted for by the equity method	1,019	—	332	—	1,351
Income tax expense (benefit)	(340)	—	1,293	—	953
Capital expenditures of property, equipment, and intangible assets	1,176	—	—	—	1,176
Goodwill	6,817	—	—	—	6,817
Other intangibles	2,194	—	—	—	2,194
Total assets	14,100	—	110,950	—	125,050

2002:
Revenues	$14,695	$—	$—	$—	$14,695
Depreciation and amortization expense	723	—	32	—	755
Operating income (loss)	1,953	—	(1,615)	—	338
Interest and dividend income	164	—	1,890	—	2,054
Equity in net income and management fees received from investments accounted for by the equity method	410	—	—	—	410
Income tax expense (benefit)	1,043	—	(929)	(703)	(589)
Capital expenditures of property, equipment, and intangible assets	1,525	—	66	—	1,591
Goodwill	6,817	—	—	—	6,817
Other intangibles	2,361	—	—	—	2,361
Total assets	23,908	—	104,251	—	128,159

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

18. Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2004 and 2003 is as follows (in thousands, except per share data):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2004:
Revenues	$4,972	$4,026	$4,529	$5,209
Operating income (loss) (A)	1,465	(115)	(175)	(3,676)
Net income (loss) (A)	1,183	154	202	(3,476)
Earnings (loss) per share — basic	0.12	0.02	0.02	(0.35)
Earnings (loss) per share — diluted	0.12	0.02	0.02	(0.35)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2003:
Revenues	$4,245	$3,633	$2,973	$2,828
Operating income (loss) (B)	(85)	(670)	(954)	(2,198)
Net income (loss) (B)	388	764	(9)	(2,160)
Earnings (loss) per share — basic	0.04	0.08	0.00	(0.22)
Earnings (loss) per share — diluted	0.04	0.08	0.00	(0.22)

(A)	The operating income (loss) during the fourth quarter of 2004 was impacted by a pretax impairment loss of approximately $2,627,000. Net income (loss) during the fourth quarter of 2004 was also impacted by the pretax impairment loss as noted above and by a realized loss in other income from an other-than-temporary decline in a marketable equity security of approximately $942,000. For a further discussion of these factors impacting the fourth quarter of 2004 financial results, see “Note 4. Impairment Loss and Lease Exit Costs” and “Note 6. Available-for-Sale Securities.” Additionally, for a discussion of the seasonality of the Company’s business, refer to “Item 1. Business – Seasonality – Fluctuations in Quarterly Results.”

(B)	The fourth quarter of 2003 operating income (loss) was impacted by a pretax impairment loss and lease exit costs of approximately $891,000 and net income (loss) was also impacted by the pretax impairment loss as noted above and by the establishment of a deferred tax asset valuation allowance of approximately $1,587,000. For a further discussion of these factors impacting the fourth quarter of 2003 financial results, see “Note 4. Impairment Loss and Lease Exit Costs” and “Note 10. Income Taxes.” Additionally, for a discussion of the seasonality of the Company’s business, refer to “Item 1. Business – Seasonality – Fluctuations in Quarterly Results.”

19. Subsequent Event (unaudited)

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort Group, Inc. (“BellPort”). BellPort, located in Newport Beach, California, is a marina company operating luxury waterfront facilities in both the United States and Mexico. In connection with the acquisition, the Company was granted a twelve month option to purchase a 34% interest in BellPort Japan, a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan.

The purchase was completed in February 2005 for consideration of $1,280,000 in cash and the issuance of 184,717 shares of the Company’s common stock, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, the Company assumed a credit facility of approximately $1,568,000 which the Company paid off in full on February 11, 2005.

Ambassadors International, Inc.

Schedule II — Consolidated Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003 and 2002

	Balance at Beginning of Year	Additions	Deductions, Recoveries and Write-Offs	Balance at End of Year
December 31, 2004:
Allowance for doubtful accounts receivable	$74,683	$2,216	$(24,977)	$51,922

December 31, 2003:
Allowance for doubtful accounts receivable	$72,704	$4,773	$(2,794)	$74,683

December 31, 2002:
Allowance for doubtful accounts receivable (A)	$15,627	$57,077	$—	$72,704

(A)	Additions are a result of specifically identified accounts reserved for as a result of client bankruptcies filed during 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/    ERNST & YOUNG LLP

Irvine, California

February 13, 2004

Incentive Travel, LLC

Balance Sheets

(in thousands)

	December 31,
	2004	2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,820	$1,193
Accounts receivable	1,191	783
Prepaid program costs and other current assets	297	503

Total current assets	3,308	2,479
Property and equipment, net	25	16

Total assets	$3,333	$2,495

Liabilities:
Current liabilities:
Participant deposits	$1,258	$2
Accounts payable (including $140 and $395 to related parties at 2004 and 2003, respectively; Note 3)	168	447
Accrued and other expenses	1,678	375

Total liabilities	3,104	824

Commitments

Members’ equity:
Members’ contribution	71	71
Undistributed earnings	158	1,600

Total members’ equity	229	1,671

Total liabilities and members’ equity	$3,333	$2,495

See Notes to Financial Statements.

Incentive Travel, LLC

Statements of Income

(in thousands)

	Years Ended December 31,		Nine Months Ended December 31, 2002
	2004	2003
	(unaudited)		(unaudited)
Revenue	$1,874	$3,474	$2,352

Operating expenses:
Selling and tour promotion (including $438, $584 and $570 to a related party at 2004, 2003 and 2002, respectively; Note 3)	478	603	595
General and administrative (including $165, $293 and $159 to related parties at 2004, 2003 and 2002, respectively; Note 3)	668	730	721
License fees to a related party (Note 3)	421	561	548

	1,567	1,894	1,864

Operating income	307	1,580	488
Other income	15	20	24

Net income	$322	$1,600	$512

See Notes to Financial Statements.

Incentive Travel, LLC

Statements of Changes in Members’ Equity

(in thousands)

	Incentive Travel, Inc.	Ambassadors, LLC	Total
Balance at March 29, 2002	$—	$—	$—
Members’ earnings distributions	71	—	71
Net income	261	251	512

Balance at December 31, 2002 (unaudited)	332	251	583
Members’ earnings distributions	(261)	(251)	(512)
Net income	816	784	1,600

Balance at December 31, 2003	887	784	1,671
Members’ earnings distributions	(900)	(864)	(1,764)
Net income	164	158	322

Balance at December 31, 2004 (unaudited)	$151	$78	$229

See Notes to Financial Statements.

Incentive Travel, LLC

Statements of Cash Flows

(in thousands)

	Years Ended December 31,		Nine Months Ended December 31, 2002
	2004	2003
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income	$322	$1,600	$512
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13	30	50
Change in assets and liabilities:
Accounts receivable	(408)	(471)	1,184
Prepaid program costs and other current assets	206	1,167	195
Participant deposits	1,256	(2,771)	(185)
Accounts payable	(279)	276	(1,685)
Accrued and other expenses	1,303	77	(1,361)

Net cash used in operating activities	2,413	(92)	(1,290)

Cash flows from investing activities:
Purchase of property and equipment	(22)	(5)	(20)

Cash flows from financing activities:
Members earnings distribution	(1,764)	(512)	—

Net increase (decrease) in cash and cash equivalents	627	(609)	(1,310)
Cash and cash equivalents, beginning of year	1,193	1,802	3,112

Cash and cash equivalents, end of year	$1,820	$1,193	$1,802

See Notes to Financial Statements.

Incentive Travel, LLC

Notes to Financial Statements

2002 and 2004 Unaudited

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

In 2004, APG changed its name to Ambassadors, LLC (“Ambassadors”).

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

Incentive Travel, LLC

Notes to Financial Statements—(Continued)

2002 and 2004 Unaudited

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

In 2004, two customers accounted for 53% and 47% of the Company’s total revenue, respectively. In 2003, three customers accounted for 47%, 32% and 14% of the Company’s total revenue, respectively. In 2002, two customers accounted for 64% and 36% of the Company’s total revenue, respectively.

Selling and Tour Promotion Expenses

Selling and tour promotion costs are expensed as incurred.

Income Taxes

Income taxes on income of the Company are payable by ITI and Ambassadors as the Company is organized as a limited liability company. Therefore, no amounts have been provided for income taxes in the accompanying financial statements.

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

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees pre-existing before the implementation of FIN 45 are required to be disclosed in financial statements issued after December 15, 2002. The adoption of this interpretation did not have a material impact on the Company’s consolidated results of operations or financial position.

Incentive Travel, LLC

Notes to Financial Statements—(Continued)

2002 and 2004 Unaudited

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

In March 2004, the FASB ratified EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” but delayed the recognition and measurement provisions of EITF 03-1 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The Company’s adoption of the requirements in the fiscal fourth quarter of 2004 did not have a significant impact on the Company’s disclosures.

2. Capital Contributions

The Company’s initial capital consisted of approximately $71,000 of fixed assets transferred to the Company by ITI. The Operating Agreement specifies that no member shall be required to make additional capital contributions to the Company. The terms of the Purchase Agreement for Ambassadors membership interest call for contingent payments through 2005 payable to ITI based upon actual income before income taxes multiplied by Ambassadors 49% ownership interest calculated based on a predefined multiplier. Total payments to ITI related to the Company’s fiscal 2002 results were $2.5 million of which approximately $542,000 was paid during 2002 and $1.9 million was paid during 2003. Total payments to ITI related to Company’s fiscal 2003 results were $0.6 million and was paid in 2004. Ambassadors obligation related to the Company’s fiscal 2004 results is estimated to be approximately $286,000 which is anticipated to be paid in 2005 to ITI.

3. Related Party Transactions

Pursuant to the License Agreement, the Company shall pay a license fee to Ambassadors for the use of the Ambassadors name. This agreement will terminate on December 31, 2027; however, Ambassadors may elect to terminate the agreement at any time and for any reason, with or without cause. As of December 31, 2004, the agreement has not been terminated. The fee for the use of the license is based upon a contracted percentage of total program receipts recorded by the Company. The Company incurred approximately $421,000, $561,000 and $548,000 in license fees for the years ended December 31, 2004, 2003 and 2002, respectively.

Incentive Travel, LLC

Notes to Financial Statements—(Continued)

2002 and 2004 Unaudited

Pursuant to the Operating Agreement, the Company shall pay ITI a sales commission based upon a contracted percentage of total program receipts for the sale, marketing and management of corporate incentive services in the United States for as long as ITI is a member of the Company. The Company incurred approximately $438,000, $584,000 and $570,000 in sales commissions for the years ended December 31, 2004, 2003 and 2002, respectively, which are included in selling and tour promotion expenses in the accompanying statements of income.

The Operating Agreement also contracts the Company to pay a management fee to Ambassadors for the use of select services of the member, including but not limited to accounting, human resource and certain management functions. Management fees of approximately $127,000, $235,000 and $159,000 for the years ended December 31, 2004, 2003 and 2002, respectively, were incurred by the Company and are included in general and administrative expenses in the accompanying statements of income.

The Company had approximately $140,000 and $395,000 in payables for the years ended December 31, 2004 and 2003, respectively, for the above related party license fee, management fee and sales commission.

In 2004 and 2003, the Company also leased its primary office space from a related party on a month to month basis. Total rent expense for was approximately $39,000 and $58,000 for 2004 and 2003, respectively. Currently, the Company is not committed to any other rental expenses.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	2004	2003
Computer software and equipment	$103	$136
Office furniture, fixtures and equipment	147	92

	250	228
Less accumulated depreciation and amortization	(225)	(212)

	$25	$16

Depreciation and amortization expense related to property and equipment was approximately $13,000, $30,000 and $50,000 in 2004, 2003 and 2002, respectively.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC.
(Registrant)

Date: March 16, 2005	By:	/s/ JOSEPH J. UEBERROTH Joseph J. Ueberroth, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Joseph J. Ueberroth and Brian R. Schaefgen, or each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her or in his or her name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH J. UEBERROTH Joseph J. Ueberroth	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ PETER V. UEBERROTH Peter V. Ueberroth	Chairman of the Board of Directors	March 16, 2005

/s/ BRIAN R. SCHAEFGEN Brian R. Schaefgen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ BRIGITTE M. BREN Brigitte M. Bren	Director	March 16, 2005

/s/ JAMES L. EASTON James L. Easton	Director	March 16, 2005

/s/ RAFER L. JOHNSON Rafer L. Johnson	Director	March 16, 2005

/s/ JOHN C. SPENCE John C. Spence	Director	March 16, 2005

/s/ RICHARD D.C. WHILDEN Richard D.C. Whilden	Director	March 16, 2005

Exhibit Index
2.1	Form of Reincorporation Agreement (l)

2.2	Rescission Agreement (l)

2.3	Stock Purchase Agreement (l)

2.4	Redemption Agreement (l)

3.1	Certificate of Incorporation of Ambassadors International, Inc. (1)

3.2	By-Laws of Ambassadors International, Inc. (l)

4.1	Specimen Stock Certificate (l)

10.1	People to People Contract — Student Ambassador Program (l)

10.2	People to People Contract — Citizen Ambassador Program (l)

10.3	Form of Equity Participation Plan of Ambassadors International, Inc. (1)

10.4	Form of Registration Rights Agreement among the Company, John and Peter Ueberroth, and certain other stockholders (l)

10.5	Form of Indemnification Agreement for officers and directors (1)

10.6	Commercial Lease dated December 21, 1992 between Portolese and Sample Investments and International Ambassador Programs, Inc. (1)

10.7	First Amendment to Commercial Lease dated January 3, 1995 between Portolese and Sample Investments and International Ambassador Programs, Inc. (l)

10.8	Form of Employment Agreement with Executive Officers (l)

10.9	Form of Note between the Company and the Ueberroths relating to the Distribution (l)

10.10	General Contract between People to People and M.L. Bright Associates dated July 1, 1995 and Assignment documents to the Company dated February 6, 1996 (2)

10.11	Agreement and Plan of Merger, effective as of December 11, 1996 by and among Ambassadors International, Inc., a Delaware corporation, Ambassadors Performance Improvement, Inc., a Delaware corporation and wholly owned subsidiary of Ambassadors, Bitterman & Associates, Inc., a Minnesota corporation, and Michael H. Bitterman (3)

10.12	Asset Purchase Agreement dated as of February 5, 1998 by and among the company, Ambassador Performance Group, Inc., Rogal America, Co. and Andrew Rogal (4)

10.13	Lease dated December 20, 1996 between Rogal America, Inc. and Ark-Les Corp. (5)

10.14	Industrial Lease dated 1998 between the Company and The Irvine Company (5)

10.15	The Amended and Restated 1995 Equity Participation Plan of Ambassadors International, Inc. (6)

10.16	The Atlanta Merchandise Mart Lease Agreement dated April 17, 1998 by and between AMC, Inc. and Destination, Inc. (6)

10.17	Agreement and Plan of Merger, dated May 22, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Incentive Associates, Inc., Wayne Wright and Russ Medevic (7)

10.18	Asset Purchase Agreement, dated July 17, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Destination, Inc. and Gregory S. Cunningham (8)

Exhibit Index
10.19	Lease dated July 24, 1998 by and between the Joseph Pell and Eda Pell Revocable Trust dated August 19, 1989 and Ambassador Performance Group, Inc.(9)

10.20	The Amended and Restated 1995 Equity Participation Plan of Ambassador International, Inc., as amended by the Company’s Shareholders at the 1999 Annual Meeting of Shareholders held on May 14, 1999 (10)

10.21	First Amendment to Commercial Lease dated September 7, 2004 by and between The Irvine Company and Ambassadors, LLC (11)

21.1	Subsidiaries of Ambassadors International, Inc. (11)

23.1	Consent of Independent Registered Public Accounting Firm (11)

24.1	Power of Attorney (contained on the signature page of this Report)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (11)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (11)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)	Filed as an exhibit of the same number to the Company’s Registration Statement on Form S-1 (Registration No. 33-93586), and incorporated herein by reference.
(2)	Filed as an exhibit of the same number to the Company’s Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.
(3)	Filed as Exhibit 2.5 to a Current Report on Form 8-K dated January 3, 1997, and incorporated herein by reference.
(4)	Filed as Exhibit 2.6 to a Current Report Form 8-K dated February 12, 1998 (as amended on Form 8-K/A dated April 2, 1998), and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998, and incorporated herein by reference.
(7)	Filed as Exhibit 2.5 to a Current Report on Form 8-K, which was filed on June 5, 1998, and incorporated herein by reference.
(8)	Filed as Exhibit 2.6 to a Current Report on Form 8-K, which was filed on August 3, 1998, and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.
(10)	Filed as Exhibit 4.1 to the Company’s Registration statement on Form S-8 (Registration No. 333-81023) and incorporated herein by this reference.
(11)	Filed herewith.