Form 10-Q
period 2005-03-31
AMBASSADORS INTERNATIONAL INC
filed 2005-05-05
CIK 946842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s Common Stock outstanding as of April 26, 2005 was 10,329,501.

AMBASSADORS INTERNATIONAL, INC.

FORM 10-Q QUARTERLY REPORT

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

Ambassadors International, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$20,487	$39,474
Available-for-sale securities	77,067	58,441
Accounts receivable, net of allowance of $24 and $52 in 2005 and 2004, respectively	6,283	4,128
Premiums receivable	11,408	10,040
Deferred policy acquisition costs	2,083	1,758
Reinsurance recoverable	1,212	1,597
Prepaid reinsurance premiums	1,509	1,207
Deferred income taxes	258	335
Prepaid program costs and other current assets	4,711	2,592

Total current assets	125,018	119,572
Property and equipment, net	760	664
Goodwill	8,996	6,275
Other intangibles	1,481	—
Deferred income taxes	2,473	2,575
Other assets	1,794	575

Total assets	$140,522	$129,661

Liabilities:
Current liabilities:
Accounts payable	$1,514	$2,144
Participant deposits	10,788	6,797
Accrued and other expenses	4,500	2,311
Loss and loss adjustment expense reserves	6,270	6,134
Unearned premiums	7,605	6,409
Deferred gain on retroactive reinsurance	318	522

Total current liabilities	30,995	24,317
Non-current participant deposits	157	404
Other liabilities	102	114

Total liabilities	31,254	24,835

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 10,328,001 and 9,974,922 shares issued and outstanding in 2005 and 2004, respectively	104	100
Additional paid-in capital	92,290	88,578
Retained earnings	18,017	17,514
Deferred compensation	(1,096)	(1,199)
Accumulated other comprehensive loss	(47)	(167)

Total stockholders’ equity	109,268	104,826

Total liabilities and stockholders’ equity	$140,522	$129,661

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenues:
Travel, incentive and event management related	$5,172	$4,871
Net insurance premiums earned	2,596	—
License fees and other	213	101

	7,981	4,972

Costs and operating expenses:
Cost of software and technology related sales	300	13
Selling and tour promotion	840	810
General and administrative	2,627	2,598
Loss and loss adjustment expenses	1,261	—
Insurance acquisition costs and other operating expenses	1,050	86

	6,078	3,507

Operating income	1,903	1,465

Other income:
Interest and dividend income, net	607	305
Realized gains on sale of available-for-sale securities	—	40
Other, net	(6)	68

	601	413

Income before income taxes	2,504	1,878
Provision for income taxes	985	695

Net income	$1,519	$1,183

Earnings per share:
Basic	$0.15	$0.12
Diluted	$0.15	$0.12

Weighted-average common shares outstanding:
Basic	10,111	9,982
Diluted	10,473	10,275

Dividends per common share	$0.10	$0.10

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$1,519	$1,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	195	238
Amortization of deferred compensation	103	—
Undistributed earnings (losses) from equity investments	(30)	(21)
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(2,145)	(3,288)
Premiums receivable	(1,368)	(3,490)
Deferred policy acquisition costs	(325)	(367)
Reinsurance recoverable	385	(512)
Prepaid insurance premiums	(302)	(325)
Prepaid program costs and other current assets	(1,923)	(1,254)
Other assets	166	—
Accounts payable and accrued and other expenses	2,008	2,565
Current and non-current participant deposits	3,744	(620)
Loss and loss adjustment expense reserves	136	2,982
Unearned premiums	1,196	1,396
Deferred gain on retroactive reinsurance	(204)	339
Other liabilities	(12)	(11)

Net cash provided by (used in) operating activities	3,143	(1,185)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	3,131	54,592
Purchase of available-for-sale securities	(21,555)	(13,552)
Purchase of other investments	(286)	—
Cash paid for acquisitions of subsidiaries, net of cash received	(1,485)	(15)
Purchase of property and equipment	(50)	(23)

Net cash provided by (used in) investing activities	(20,245)	41,002

Cash flows from financing activities:
Proceeds from exercise of stock options	715	217
Dividends paid on common stock	(1,016)	(1,000)
Cash paid on current and non-current debt	(1,584)	—

Net cash used in financing activities	(1,885)	(783)

Net increase (decrease) in cash and cash equivalents	(18,987)	39,034
Cash and cash equivalents, beginning of year	39,474	43,609

Cash and cash equivalents, end of year	$20,487	$82,643

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

In February 2005, the Company acquired BellPort Group, Inc. (“BellPort”). BellPort is a marina company operating facilities in both the United States and Mexico.

As of March 31, 2005, the following further describes the operations of the Company’s business segments:

•	Ambassadors—Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. Develops, markets and distributes event portfolio management technology solutions for corporations and large associations.

•	Cypress Re—Reinsures property and casualty risks written by licensed U.S. insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.

•	Corporate and Other—Consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to the Ambassadors or Cypress Re segments. As of February 2005, Corporate and Other also includes the operations of BellPort.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for future periods or the year ending December 31, 2005.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Accounting for Stock Options

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based employee compensation plans under the intrinsic value method. Because all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income.

The following table presents the effects on net income and earnings per share if the Company had recognized compensation expense under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$1,519	$1,183
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(174)	(95)

Net income, pro forma	$1,345	$1,088

Earnings per share—basic
As reported	$0.15	$0.12
Pro forma	0.13	0.11

Earnings per share—diluted
As reported	$0.15	$0.12
Pro forma	0.13	0.11

Dividends Declared

On September 2, 2003, the Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. Accordingly, a dividend of approximately $1,000,000 was paid on March 23, 2004 to stockholders of record on March 9, 2004, a dividend of approximately $974,000 was paid on June 16, 2004 to stockholders of record on June 1, 2004, a dividend of approximately $987,000 was paid on September 14, 2004 to stockholders of record on August 30, 2004, a dividend of approximately $996,000 was paid on December 15, 2004 to stockholders of record on November 30, 2004 and a dividend of approximately $1,016,000 was paid on March 15, 2005 to stockholders of record on February 28, 2005.

The Company and its Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

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

In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule for public companies which delays the effective date of SFAS 123R. Under the SEC’s rule, SFAS 123R is now effective for public companies for annual periods that begin after June 15, 2005. The company expects to adopt SFAS No. 123R on January 1, 2006, using the “modified retrospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

2.	Business Acquisitions and Investments

In December 2002, ATC acquired certain of the assets and business of Bluedot Virtual Event Organization, Inc. (“Bluedot Software”) out of Chapter 11 bankruptcy. Bluedot Software, located in San Francisco, California, develops, markets and distributes event portfolio management solutions for corporations and large associations. The purchase price consisted of debtor-in possession financing and other costs of $308,000, the assumption of liabilities and future contingent payments to the sellers covering the twenty-four months following the closing date. The Company allocated the excess purchase price to an intangible asset, purchased software, of $607,000. The amortization period for this intangible asset was five years. During 2003, the Company provided an additional investment of approximately $21,000 which was allocated to purchased software. In December 2003, the Company consolidated the operations of the Technology Group into its corporate headquarters in Newport Beach, California and accordingly wrote off the unamortized balance of the intangible asset and recorded approximately $389,000 related to the write-down of assets, lease exit costs and employee relocation expenses due to the closure of the San Francisco office. At March 31, 2005, approximately $148,000 remained unpaid and is included in accounts payable and other liabilities in the accompanying balance sheet.

During the first twelve months following the closing, the Technology Group was required to pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $25,000 per quarter as the First Year Minimum Payments. During the second year following the closing, ATC was required to pay the greater of (i) 5% of the gross revenues actually received in each quarter allocable to the assets purchased, or (ii) $15,000 per quarter as the Second Year Minimum Payments. As of December 31, 2004, Ambassadors had paid $160,000 for the first and second year minimum contingent payments and recorded these payments as an adjustment to the purchase price.

In March 2002, APG acquired a 49% ownership interest in ITI. ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement call for contingent payments through 2005 based upon actual income before income taxes multiplied by APG’s 49% ownership interest calculated based on a predefined multiplier. Total payments related to ITI’s fiscal 2002 results were $2.5 million of which approximately $1.9 million was paid during 2003 and was allocated to intangible assets (license). The remaining

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

purchase price of $542,000 was paid during 2002 and was allocated to goodwill. Total payments related to ITI’s fiscal 2003 results were $0.6 million and was allocated to intangible assets (license). Total payments related to ITI’s fiscal 2004 results were $0.3 million and was allocated to intangible assets (license). In the fourth quarter of 2004, the Company wrote off the goodwill and unamortized balance of the intangible asset. As of March 31, 2005, the Company’s obligation related to ITI’s fiscal 2005 results is estimated to be approximately $47,000 which has been included in accounts payable in the accompanying balance sheet.

License fees earned from ITI are included in the operations of Ambassadors and represent approximately $99,000 and $101,000 for the three months ended March 31, 2005 and 2004, respectively. The Company also recorded its proportional share of the earnings and management fees from ITI of approximately $31,000 and $90,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in other income. At March 31, 2005 and 2004, the Company had approximately $130,000 and $133,000, respectively, in receivables related to license and management fees and approximately $7,000 and $843,000, respectively, in undistributed earnings from ITI.

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina company operating facilities in both the United States and Mexico. The purchase was completed in February 2005 for consideration of $1,280,000 in cash and the issuance of 184,717 shares of the Company’s common stock, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, the Company assumed a credit facility of approximately $1,568,000 which the Company paid off in full on February 11, 2005. In connection with the acquisition, the Company was granted a twelve month option to purchase a 34% interest in BellPort Japan, a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan.

BellPort has a 50% ownership interest in Deer Harbor WI, LLC (“DHWI”). DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. As of March 31, 2005, the Company had recorded its proportional share of losses from DHWI of approximately $37,000 which are included in other income.

3.	Reinsurance

The Company reinsures property and casualty risks written by licensed U.S. insurers through its subsidiary, Cypress Re. The lines of business that are being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations. Members whose risk is reinsured under a program must meet certain loss control program qualifications. A member of a group must pass certain pre-qualification criteria that are part of the underwriting review by a third party.

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As a result, unearned premium reserves, deferred policy acquisition costs and ceded prepaid reinsurance premiums of $7.6 million, $2.1 million and $1.5 million, respectively, were recorded on the balance sheet as of March 31, 2005.

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. As of March 31, 2005, the deferred gain on retroactive reinsurance was $0.3 million and Cypress Re recognized in income $0.2 million and none of the previously deferred gain in March 31, 2005 and 2004, respectively.

As of March 31, 2005, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves of $1.8 million, $1.1 million and $2.5 million, respectively, related to retroactive reinsurance were recorded on the Company’s balance sheet. The March 31, 2005 loss and loss adjustment expense reserves balance includes $0.4 million for incurred but not reported claims.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable at March 31, 2005 is comprised of funds held in trust, by the ceding company, of approximately $8.7 million and deferred and not yet due premiums, from the ceding company of approximately $2.7 million. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.

As of March 31, 2005, reinsurance recoverable and prepaid reinsurance premiums of $1.2 million and $1.5 million, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or nonperformance is limited to these amounts.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

The effect of reinsurance on premiums written and earned for the year ended March 31, 2005 was as follows (in thousands):

	Three Months Ended March 31,
	Written	Earned
Assumed	$4,442	$3,246
Ceded	(952)	(650)

Net premiums	$3,490	$2,596

As of March 31, 2005, the Company has issued approximately $9,898,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2005.

4.	Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$1,519	$1,183
Change in unrealized gain on marketable equity securities, net of income tax expense of $84 and $445	118	660

	$1,637	$1,843

5.	Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	Three Months Ended March 31,
	2005	2004
Net income	$1,519	$1,183

Denominator:
Weighted-average shares outstanding—basic	10,111	9,982
Effect of dilutive common stock options	362	293

Weighted-average shares outstanding—diluted	10,473	10,275

For the three months ended March 31, 2005 and 2004 there were approximately zero and 79,000 stock options outstanding, respectively, for which the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted EPS because they are anti-dilutive.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements—(Continued)

6.	Common Stock Repurchase Program

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock (up to $20.0 million) in the open market or through private transactions. This repurchase program is ongoing and as of March 31, 2005, the Company has repurchased 1,051,500 shares for approximately $12.4 million. During the quarter ended June 30, 2004, the Company repurchased 300,000 shares for $3,675,000. The Company made no additional repurchases during fiscal 2004 or the quarter ended March 31, 2005.

7.	Business Segments

In January 2004, the Company realigned its business operations and consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors. Also, during the first quarter of 2004 the Company launched its reinsurance business segment, Cypress Re. Corporate and Other consists of general corporate assets (primarily cash and cash equivalents, investments and goodwill) and the operations of BellPort. Selected financial information related to these segments is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue:
Ambassadors	$5,271	$4,972
Cypress Re	2,596	—
Corporate and Other	114	—

Total revenue	$7,981	$4,972

Operating income (loss):
Ambassadors	$2,222	$2,048
Cypress Re	285	(86)
Corporate and Other	(604)	(497)

Total operating income	$1,903	$1,465

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Our businesses are seasonal. The majority of our operating results are recognized in the first and second quarters of each fiscal year. Our annual results would be adversely affected if our revenue were to be substantially below seasonal norms during the first and second quarters of the year.

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

Travel, Incentive and Event Management Related

We bill travel participants, mainly consisting of large corporations, in advance, and when cash is received it is recorded as a participant deposit. We pay for certain direct program costs such as airfare, hotel, rail passes and other program costs in advance of travel, which are recorded as prepaid program costs. We recognize travel revenue and related costs when travel convenes and classify such revenue as travel, incentive and event management related. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.

Revenue from hotel reservation, registration and related travel services are recognized when the convention commences. Revenue from the sale of incentive merchandise is recognized when the merchandise is shipped, the service has been provided or when the redemption periods have expired. Revenue from pre-paid certificate-based merchandise incentive programs is deferred until our obligations are fulfilled or upon our estimates (based upon historical trends) that it is remote that the certificates will be redeemed. These revenues are classified as travel, incentive and event management related. These revenues are reported on a net basis, reflecting the net effect of gross billings to the client less any direct program or merchandise costs.

Event management related revenue also includes software and technology related sales which is derived from a combination of license and maintenance fees and services provided with enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from development contracts is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Such development contracts pertain to a combination of customization and enhancement programs of our event management software performed at the request of clients. These contracts cover program periods of three to nine months and do not involve significant revisions to estimates due to their short-term nature. At March 31, 2005 and 2004, the Company did not have any receivables or contracts outstanding in connection with any long-term development contracts. Revenue from contracts relating to only maintenance or hosting of data is recognized on the straight-line basis over the period that the services are provided.

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

License Fees and Other

Revenue from license fees is recognized based on a contracted percentage of total program receipts recorded from the licensing source.

The Company recognizes revenue for marina management and related services in accordance with the respective management contracts.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs, commissions and other costs of acquiring insurance, that vary with and are primarily related to the production of new and renewal insurance. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. The Company considers anticipated investment income in determining the recoverability of these costs. At March 31, 2005, management believes its deferred policy acquisition costs are recoverable.

Reserve for Loss and Loss Adjustment Reserves

The liability for losses and loss-adjustment expenses includes an amount determined from loss reports and individual cases and an amount for losses incurred but not reported. We use an independent actuarial firm to provide ultimate projected loss ratios on the insurance programs that we participate in. Such liabilities are based on estimates and, while we believe that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. Anticipated deductible recoveries from insureds are recorded as reinsurance recoverables at the time the liability for unpaid claims is established. Other recoveries on unsettled claims, such as salvage and subrogation are recorded upon collection.

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

Long-Lived Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We evaluate recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and our strategic focus. Objective factors include our best estimates of projected future earnings and cash flows. We use a discounted cash flow model to estimate the fair market value of each of our subsidiaries when performing our impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. We established reporting units based on our current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We amortize our acquired intangible assets with definite lives over periods ranging from 2 to 20 years.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004:

Revenue

Total revenue for the three months ended March 31, 2005 was $8.0 million, compared to $5.0 million for the three months ended March 31, 2004. For the quarter ended March 31, 2005, $2.6 million of the increase in revenue was primarily attributable to the addition of insurance net premiums earned generated by Cypress Re and $0.3 million was contributed by the Ambassadors segment.

Cost of Software and Technology Related Sales

Cost of software and technology related sales were $0.3 million for the quarter ended March 31, 2005, compared to $13,000 for the quarter ended March 31, 2004. The increase was due to the increase in event management related sales.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $0.8 million for the quarter ended March 31, 2005, and were relatively consistent to the comparable quarter of 2004.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the quarter ended March 31, 2005, and were relatively consistent to the comparable quarter of 2004.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $1.3 million for the three months ended March 31, 2005 and related to the insurance operations of Cypress Re which began operations in 2004. We did not incur loss and adjustment expense in the three months ended March 31, 2004.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $1.1 million for the three months ended March 31, 2005, compared to $0.1 million for the three months ended March 31, 2004. The increase in insurance acquisition costs and other operating expenses is directly related to the development of the Cypress Re segment since it began operations in the first quarter of 2004.

Operating Income

We recorded operating income of $1.9 million for the quarter ended March 31, 2005, compared to operating income of $1.5 million in the comparable quarter of 2004. The change is the result of the changes described above.

Other Income

Other income for the three months ended March 31, 2005 was $0.6 million, compared to $0.4 million for the three months ended March 31, 2004. The increase was a result of improved yields on our investment portfolio which were partially offset by decreases in income and service fees on minority investments.

Income Taxes

We recorded income tax expense of $1.0 million for the quarter ended March 31, 2005, compared to tax expense of $0.7 million for the quarter ended March 31, 2004, a change of $0.3 million over the comparable quarter in 2004. The effective tax rate for the quarter ended March 31, 2005 was 39.3%, compared to a rate of 37.0% for the quarter ended March 31, 2004. The increase in the effective tax rate is primarily due to the change in the Company’s investment portfolio such that tax-exempt interest income represents approximately 1% of the Company’s investment income for the quarter ended March 31, 2005, compared to 66% for the quarter ended March 31, 2004.

Net Income

Net income for the quarter ended March 31, 2005 was $1.5 million, compared to $1.2 million for the comparable quarter of 2004. The change is the result of the changes described above.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2005 was approximately $3.1 million, compared to net cash used in operating activities for the three months ended March 31, 2004 of $1.2 million. The change in net cash primarily relates to timing differences in the collection of current assets and the payment of current liabilities combined with the increase in net income.

Net cash used in investing activities for the three months ended March 31, 2005 was approximately $20.2 million, compared to cash provided by investing activities for the three months ended March 31, 2004 of $41.0 million. The change is due to the timing differences in reinvesting matured securities and cash paid for acquisitions.

We do not have any material capital expenditure commitments for 2005.

The terms of our acquisition of Bluedot Software included minimum contingent consideration of $100,000 in 2003 and $60,000 in 2004. As of December 31, 2004, we paid $160,000, satisfying our minimum payments for 2003 and 2004. The terms of our investment in Incentive Travel, Inc. (“ITI”) included contingent payments due in March 2005 based upon fiscal 2004 income. As of March 31, 2005, we paid approximately $286,000 based upon 2004 income. We have also accrued approximately $47,000 a payment based upon the current estimate of 2005 income.

On February 1, 2005, we acquired 100% of the outstanding stock of BellPort Group, Inc. (“BellPort”). BellPort, located in Newport Beach, California, is a marina company operating facilities in both the United States and Mexico. The BellPort acquisition was completed for consideration of $1,280,000 in cash and the issuance of 184,717 shares of our common stock. In addition to the cash and stock consideration, we assumed a credit facility of approximately $1,568,000, which we paid off in full on February 11, 2005. In connection with the acquisition, we were granted a twelve-month option to purchase a 34% interest in BellPort Japan, a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan.

Net cash used in financing activities for the three months ended March 31, 2005 and 2004 was $1.9 million and $0.8 million, respectively, a change of $1.1 million. Current period activity consisted of a $0.10 per share cash dividend paid to common stockholders and the repayment of all debt assumed in conjunction with the BellPort acquisition. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period. Net cash used in financing activities for the three months ended March 31, 2004 consisted of a $0.10 per share cash dividend paid to common stockholders partially offset by the proceeds received from the exercise of employee stock options.

On September 2, 2003, the Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. Accordingly, a dividend of approximately $1,000,000 was paid on March 23, 2004 to stockholders of record on March 9, 2004, a dividend of approximately $974,000 was paid on June 16, 2004 to stockholders of record on June 1, 2004, a dividend of approximately $987,000 was paid on September 14, 2004 to stockholders of record on August 30, 2004, a dividend of approximately $996,000 was paid on December 15, 2004 to stockholders of record on November 30, 2004 and a dividend of approximately $1,016,000 was paid on March 15, 2005 to stockholders of record on February 28, 2005.

We and our Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, our financial position and other conditions which may affect our desire or ability to pay dividends in the future.

In the ordinary course of business we may from time to time be required to enter into letters of credit related to our insurance programs and for our travel related programs with airlines, travel providers and travel reporting agencies. As of March 31, 2005, we have issued approximately $9,898,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2005. As of March 31, 2005, we have issued approximately $850,000 in letters of credit related to normal business operations which expire at various dates through 2006. We have a $15 million line of credit to support the outstanding letters of credit. Pursuant to the line of credit, we are subject to certain covenants, which include, among other things, a requirement for unencumbered liquid assets. As of March 31, 2005, we were in compliance with these covenants.

Under Bermuda regulations, Cypress Re is required to maintain surplus greater than 20% of gross written premiums or 10% of loss and loss adjustment expense reserves. As of March 31, 2005, Cypress Re has $10.1 million of contributed capital from us which is in excess of the required statutory capital and surplus of $0.9 million.

In November 1998, our Board of Directors authorized the repurchase of our common stock in the open market or through private transactions up to $20.0 million. In the second quarter of 2004, we repurchased 300,000 shares for $3,675,000. We do not believe that any future repurchases will have a significant impact on our liquidity.

Our cash, cash equivalents and available-for-sale securities totaled $97.6 million at March 31, 2005. We believe that cash, cash equivalents, available-for-sale securities and cash flows from operations will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. We continue to pursue further acquisitions of related travel and performance improvement, service and other businesses, although no assurance can be given that definitive agreements for any acquisition will be entered into or, if they are entered into, that any acquisition will be consummated on terms favorable to us. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

Trends and Uncertainties

The results of operations and financial position of our business may be affected by a number of trends or uncertainties that have, or we reasonably expect could have, a material impact on income from continuing operations, cash flows and financial position. Such trends and uncertainties include the repercussions of war with Iraq or terrorist acts, our acquisition of or investment in complementary businesses and significant changes in estimates for potential claims or other general estimates related to our reinsurance business. We will also, from time to time, consider the acquisition of or investment in businesses, services and technologies that might affect our liquidity requirements.

Cautionary Note Regarding Forward Looking Statements

Statements contained in this Quarterly Report on Form 10-Q of the Company, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Such risks and uncertainties include, among others:

•	general economic financial and business conditions;

•	overall conditions in the travel services and insurance markets;

•	potential claims related to the Company’s reinsurance business;

•	the potentially volatile nature of the reinsurance business;

•	the impact of competition;

•	the Company’s ability to successfully acquire and integrate companies;

•	a decline in corporate meeting demand caused by terrorism, war, weather conditions or health and safety concerns;

•	the cyclical nature of the travel industry, including business travel;

•	potential liability related to accidents or disasters causing injury to participants or attendees to the Company’s programs or events;

•	our dependence upon travel suppliers and the risks associated with a deterioration in our relationships with these travel suppliers; and

•	other factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

There have been no material changes in the reported market risks or the overall credit risk of the Company’s portfolio since December 31, 2004. See further discussion of these market risks and related financial instruments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

During the first quarter of 2005, the Company implemented additional controls over its tax accounting and reporting through the outsourcing of these functions to a third party tax consulting firm. The Company expects this change to improve its internal controls over financial reporting for its tax processes. Other than the change noted above, there have been no additional changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material pending legal proceedings. The Company is from time to time threatened or involved in litigation incidental to its business. The Company believes that the outcome of all current litigation will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2005, we acquired 100% of the outstanding stock of BellPort. In connection with the acquisition, we issued 184,717 shares of the Company’s common stock, of which 130,389 shares were issued to related parties. The shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

(a)	Exhibits:

2.1	Agreement and Plan of Merger, dated February 1, 2005, by and among, Ambassadors, BellPort, BellPort Acquisition Corp. #1, BellPort Acquisition Corp. #2 and Paul Penrose, as company stockholder representative (1)

10.1	Option Agreement, dated February 1, 2005, by and between Ambassadors International, Inc. and BellJa Holding Company, Inc. (1)

21.1	Subsidiaries of Ambassadors International, Inc. (2)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as an exhibit of the same number to a Current Report on Form 8-K filed on February 3, 2005, and incorporated herein by reference.
(2)	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC.
(Registrant)

Date: May 5, 2005	By:	/s/ BRIAN R. SCHAEFGEN
Brian R. Schaefgen,
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated February 1, 2005, by and among, Ambassadors, BellPort, BellPort Acquisition Corp. #1, BellPort Acquisition Corp. #2 and Paul Penrose, as company stockholder representative (1)

10.1	Option Agreement, dated February 1, 2005, by and between Ambassadors International, Inc. and BellJa Holding Company, Inc. (1)

21.1	Subsidiaries of Ambassadors International, Inc. (2)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as an exhibit of the same number to a Current Report on Form 8-K filed on February 3, 2005, and incorporated herein by reference.
(2)	Filed herewith.