Form 10-Q
period 2005-06-30
AMBASSADORS INTERNATIONAL INC
filed 2005-08-03
CIK 946842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s Common Stock outstanding as of July 26, 2005 was 10,410,079.

AMBASSADORS INTERNATIONAL, INC.

FORM 10-Q QUARTERLY REPORT

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Ambassadors International, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$17,332	$39,474
Available-for-sale securities	81,069	58,441
Accounts receivable, net of allowance of $42 and $52 in 2005 and 2004, respectively	6,534	4,128
Premiums receivable	12,340	10,040
Deferred policy acquisition costs	1,790	1,758
Reinsurance recoverable	613	1,597
Prepaid reinsurance premiums	1,284	1,207
Deferred income taxes	90	335
Prepaid program costs and other current assets	1,165	2,592

Total current assets	122,217	119,572
Property and equipment, net	674	664
Goodwill	8,996	6,275
Other intangibles	1,436	—
Deferred income taxes	2,473	2,575
Other assets	2,175	575

Total assets	$137,971	$129,661

Liabilities:
Current liabilities:
Accounts payable	$1,618	$2,144
Participant deposits	5,633	6,797
Accrued and other expenses	6,359	2,311
Loss and loss adjustment expense reserves	6,852	6,134
Unearned premiums	6,506	6,409
Deferred gain on retroactive reinsurance	146	522

Total current liabilities	27,114	24,317
Non-current participant deposits	157	404
Other liabilities	89	114

Total liabilities	27,360	24,835
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 10,355,490 and 9,974,922 shares issued and outstanding in 2005 and 2004, respectively	104	100
Additional paid-in capital	92,955	88,578
Retained earnings	18,327	17,514
Deferred compensation	(993)	(1,199)
Accumulated other comprehensive income (loss)	218	(167)

Total stockholders’ equity	110,611	104,826

Total liabilities and stockholders’ equity	$137,971	$129,661

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues:
Travel, incentive and event management related	$4,312	$2,717	$9,484	$7,588
Net insurance premiums earned	3,096	1,277	5,692	1,277
License fees and other	420	32	633	133

	7,828	4,026	15,809	8,998

Costs and operating expenses:
Cost of software and technology related sales	50	22	350	35
Selling and tour promotion	773	774	1,613	1,584
General and administrative	3,375	2,395	6,002	4,993
Loss and loss adjustment expenses	1,602	457	2,863	457
Insurance acquisition costs and other operating expenses	1,194	493	2,244	579

	6,994	4,141	13,072	7,648

Operating income (loss)	834	(115)	2,737	1,350

Other income:
Interest and dividend income, net	678	305	1,285	610
Realized gains on sale of available-for-sale securities	—	—	—	40
Other, net	708	42	702	110

	1,386	347	1,987	760

Income before income taxes	2,220	232	4,724	2,110
Provision for income taxes	876	78	1,861	773

Net income	$1,344	$154	$2,863	$1,337

Earnings per share:
Basic	$0.13	$0.02	$0.28	$0.14
Diluted	$0.13	$0.02	$0.27	$0.13
Weighted-average common shares outstanding:
Basic	10,337	9,795	10,224	9,888
Diluted	10,574	10,061	10,524	10,168

Dividends per common share	$0.10	$0.10	$0.20	$0.20

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$2,863	$1,337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	740	478
Amortization of deferred compensation	206	—
Undistributed earnings from equity investments	280	341
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(2,396)	(3,814)
Premiums receivable	(2,300)	(4,695)
Deferred policy acquisition costs	(32)	(714)
Reinsurance recoverable	984	(519)
Prepaid insurance premiums	(77)	(646)
Prepaid program costs and other current assets	1,611	1,551
Other assets	(507)	(2)
Accounts payable and accrued and other expenses	4,009	743
Current and non-current participant deposits	(1,411)	(3,144)
Loss and loss adjustment expense reserves	718	2,752
Unearned premiums	97	2,713
Deferred gain on retroactive reinsurance	(376)	743
Other liabilities	(25)	(40)

Net cash provided by (used in) operating activities	4,384	(2,916)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	15,646	60,416
Purchase of available-for-sale securities	(37,639)	(48,092)
Purchase of other investments	(286)	(627)
Cash paid for acquisitions of subsidiaries, net of cash received	(1,485)	(30)
Purchase of property and equipment	(66)	(94)

Net cash provided by (used in) investing activities	(23,830)	11,573

Cash flows from financing activities:
Proceeds from exercise of stock options	938	637
Dividends paid on common stock	(2,050)	(3,675)
Cash paid on current and non-current debt	(1,584)	—
Purchase and retirement of common stock	—	(1,974)

Net cash used in financing activities	(2,696)	(5,012)

Net increase (decrease) in cash and cash equivalents	(22,142)	3,645
Cash and cash equivalents, beginning of year	39,474	43,609

Cash and cash equivalents, end of year	$17,332	$47,254

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

As of June 30, 2005, the following further describes the operations of the Company’s business segments:

•	Ambassadors — Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. Develops, markets and distributes event portfolio management technology solutions for corporations and large associations.

•	Cypress Re — Reinsures property and casualty risks written by licensed U.S. insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.

•	Corporate and Other — Consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to the Ambassadors or Cypress Re segments. As of February 2005, Corporate and Other also includes the operations of BellPort.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for future periods or the year ending December 31, 2005.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

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

The following table presents the effects on net income and earnings per share if the Company had recognized compensation expense under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,344	$154	$2,863	$1,337
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(154)	(88)	(328)	(183)

Net income, pro forma	$1,190	$66	$2,535	$1,154

Earnings per share — basic
As reported	$0.13	$0.02	$0.28	$0.14
Pro forma	0.12	0.01	0.25	0.12
Earnings per share — diluted
As reported	$0.13	$0.02	$0.27	$0.13
Pro forma	0.11	0.01	0.24	0.11

Dividends Declared

On September 2, 2003, the Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. During 2005, a dividend of approximately $1,016,000 was paid on March 15, 2005 to stockholders of record on February 28, 2005 and a dividend of approximately $1,034,000 was paid on June 15, 2005 to stockholders of record on May 31, 2005.

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

In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule for public companies which delays the effective date of SFAS 123R. Under the SEC’s rule, SFAS 123R is now effective for public companies for annual periods that begin after June 15, 2005. The company expects to adopt SFAS No. 123R on January 1, 2006, using the “modified retrospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company is evaluating the selection and use of an appropriate valuation model, therefore the impact of SFAS No. 123R has not yet been determined.

2.	Business Acquisitions and Investments

In March 2002, APG acquired a 49% ownership interest in ITI. ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement call for contingent payments through 2005 based upon actual income before income taxes multiplied by APG’s 49% ownership interest calculated based on a predefined multiplier. Total payments related to ITI’s fiscal 2002 results were $2.5 million of which approximately $1.9 million was paid during 2003 and was allocated to intangible assets (license). The remaining purchase price of $542,000 was paid during 2002 and was allocated to goodwill. Total payments related to ITI’s fiscal 2003 results were $0.6 million and was allocated to intangible assets (license). Total payments related to ITI’s fiscal 2004 results were $0.3 million and was allocated to intangible assets (license). In the fourth quarter of 2004, the Company wrote off the goodwill and unamortized balance of the intangible asset. As of June 30, 2005, the Company’s obligation related to ITI’s fiscal 2005 results is estimated to be approximately $451,000 which has been included in accounts payable in the accompanying balance sheet.

License fees earned from ITI are included in the operations of Ambassadors and represent approximately $206,000 and $32,000 for the three months ended June 30, 2005 and 2004, respectively, and $305,000 and $133,000 for the six months ended June 30, 2005 and 2004, respectively. The Company also recorded its proportional share of the earnings (loss) and management fees from ITI of approximately $732,000 and ($44,000) for the three months ended June 30, 2005 and 2004, respectively, and $764,000 and $46,000 for the three months ended June 30, 2005 and 2004, respectively, which are included in other income. At June 30, 2005 and 2004, the Company had approximately $59,000 and $169,000, respectively, in receivables related to license and management fees and approximately $437,000 and $401,000, respectively, in undistributed earnings from ITI.

In December 2002, ATC acquired certain of the assets and business of Bluedot Virtual Event Organization, Inc. (“Bluedot Software”) out of Chapter 11 bankruptcy. Bluedot Software, located in San Francisco, California, develops, markets and distributes event portfolio management solutions for corporations and large associations. The purchase price consisted of debtor-in possession financing and other costs of $308,000, the assumption of liabilities and future contingent payments to the sellers covering the twenty-four months following the closing date. The Company allocated the excess purchase price to an intangible asset, purchased software, of $607,000. The amortization period for this intangible asset was five years. During 2003, the Company provided an additional

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

investment of approximately $21,000 which was allocated to purchased software. In December 2003, the Company consolidated the operations of the Technology Group into its corporate headquarters in Newport Beach, California and accordingly wrote off the unamortized balance of the intangible asset and recorded approximately $389,000 related to the write-down of assets, lease exit costs and employee relocation expenses due to the closure of the San Francisco office. At June 30, 2005, approximately $147,000 remained unpaid and is included in accounts payable and other liabilities in the accompanying balance sheet.

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

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina company operating facilities in both the United States and Mexico. The purchase was completed in February 2005 for consideration of $1,280,000 in cash and the issuance of 184,717 shares of the Company’s common stock, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, the Company assumed a credit facility of approximately $1,568,000 which the Company paid off in full on February 11, 2005. In connection with the acquisition, the Company was granted a twelve month option to purchase a 34% interest in BellPort Japan, a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. As of June 30, 2005, the Company has not exercised the purchase option in BellPort Japan.

BellPort has a 50% ownership interest in Deer Harbor WI, LLC (“DHWI”). DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. The Company had recorded its proportional share of losses from DHWI of approximately $36,000 and $73,000 for the three and six months ended June 30, 2005, respectively, which are included in other income.

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

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

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As a result, unearned premium reserves, deferred policy acquisition costs and ceded prepaid reinsurance premiums of $6.5 million, $1.8 million and $1.3 million, respectively, were recorded on the balance sheet as of June 30, 2005.

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. As of June 30, 2005, the deferred gain on retroactive reinsurance was $0.1 million and Cypress Re recognized in income $0.3 million and $0.2 million of the previously deferred gain in June 30, 2005 and 2004, respectively.

As of June 30, 2005, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves of $2.0 million, $0.6 million and $1.8 million, respectively, related to retroactive reinsurance were recorded on the Company’s balance sheet. The June 30, 2005 loss and loss adjustment expense reserves balance includes $0.3 million for incurred but not reported claims.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable at June 30, 2005 is comprised of funds held in trust, by the ceding company, of approximately $9.7 million and deferred and not yet due premiums, from the ceding company of approximately $2.6 million. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.

As of June 30, 2005, reinsurance recoverable and prepaid reinsurance premiums of $0.6 million and $1.3 million, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or nonperformance is limited to these amounts.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

The effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2005 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	Written	Earned	Written	Earned
Assumed	$2,756	$3,856	$7,199	$7,102
Ceded	(535)	(760)	(1,488)	(1,410)

Net premiums	$2,221	$3,096	$5,711	$5,692

As of June 30, 2005, the Company has issued approximately $10,458,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2006.

4.	Comprehensive Income

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$1,344	$154	$2,863	$1,337
Change in unrealized gain on marketable equity securities, net of income tax expense (benefit) of $172, ($114), $256 and $331	265	(180)	385	480

	$1,609	$(26)	$3,248	$1,817

5.	Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$1,344	$154	$2,863	$1,337

Denominator:
Weighted-average shares outstanding — basic	10,337	9,795	10,224	9,888
Effect of dilutive common stock options	237	266	300	280

Weighted-average shares outstanding — diluted	10,574	10,061	10,524	10,168

For the three months ended June 30, 2005 and 2004 there were approximately zero and 112,000 stock options outstanding, respectively, for which the exercise price exceeded the average common stock market value. For the six months ended June 30, 2005 and 2004 there were approximately zero and 95,000 stock options outstanding, respectively, for which the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted EPS because they are anti-dilutive.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

6.	Common Stock Repurchase Program

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock in the open market or through private transactions, up to $20.0 million in the aggregate. This repurchase program is ongoing and as of June 30, 2005, the Company has repurchased 1,051,500 shares for approximately $12.4 million. During the quarter ended June 30, 2004, the Company repurchased 300,000 shares for $3,675,000. The Company made no additional repurchases during fiscal 2004 or in the three or six months ended June 30, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Ambassadors	$4,518	$2,749	$9,789	$7,721
Cypress Re	3,096	1,277	5,692	1,277
Corporate and Other	214	—	328	—

Total revenue	$7,828	$4,026	$15,809	$8,998

Operating income (loss):
Ambassadors	$1,239	$31	$3,461	$2,079
Cypress Re	300	327	585	241
Corporate and Other	(705)	(473)	(1,309)	(970)

Total operating income (loss)	$834	$(115)	$2,737	$1,350

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs, commissions and other costs of acquiring insurance, that vary with and are primarily related to the production of new and renewal insurance. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. The Company considers anticipated investment income in determining the recoverability of these costs. At June 30, 2005, management believes its deferred policy acquisition costs are recoverable.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS ENDED JUNE 30, 2004:

Revenue

Total revenue for the three months ended June 30, 2005 was $7.8 million, compared to $4.0 million for the three months ended June 30, 2004. For the quarter ended June 30, 2005, the increase in revenue was primarily attributable to two factors: (i) improved travel, incentive and event management related revenue of approximately $1.6 million resulting from operating larger programs in the second quarter of 2005 compared to 2004; and (ii) net insurance premiums earned increased approximately $1.8 million, as a result of increased premiums earned generated from additional insurance programs that were added in the second half of 2004.

Cost of Software and Technology Related Sales

Cost of software and technology related sales were $50,000 for the quarter ended June 30, 2005, compared to $22,000 for the quarter ended June 30, 2004. The increase was due to the increase in event management related sales.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $0.8 million for the quarter ended June 30, 2005, and were relatively consistent to the comparable quarter of 2004.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the quarter ended June 30, 2005, compared to $2.4 million for the quarter ended June 30, 2004. The increase was predominately due to personnel and related overhead associated with operating additional travel, incentive and event management related programs in 2005 versus 2004.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $1.6 million for the three months ended June 30, 2005, compared to $0.5 million for the quarter ended June 30, 2004. The increase is due to the additional insurance programs that were entered into during the second half of 2004.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $1.2 million for the three months ended June 30, 2005, compared to $0.5 million for the three months ended June 30, 2004. The increase in insurance acquisition costs and other operating expenses is related to the increase in net insurance premiums earned and the increase in total number of insurance programs operated for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004.

Operating Income

We recorded operating income of $0.9 million for the quarter ended June 30, 2005, compared to an operating loss of $0.1 million in the comparable quarter of 2004.

Other Income

Other income for the three months ended June 30, 2005 was $1.4 million, compared to $0.3 million for the three months ended June 30, 2004. The increase was a result of improved yields on our investment portfolio, increased investment income on insurance reserves and increased income and service fees from minority investments.

Income Taxes

We recorded income tax expense of $0.9 million for the quarter ended June 30, 2005, compared to $0.1 million for the quarter ended June 30, 2004. The effective tax rate for the quarter ended June 30, 2005 was 39.5%, compared to a rate of 33.6% for the quarter ended June 30, 2004. The increase in the effective tax rate is primarily due to the increase in interest income earned combined with the change in our investment portfolio such that tax-exempt interest income represents approximately 1% of our investment income for the quarter ended June 30, 2005, compared to 8% for the quarter ended June 30, 2004.

Net Income

Net income for the quarter ended June 30, 2005 was $1.3 million, compared to $0.2 million for the comparable quarter of 2004.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004:

Revenue

Total revenue for the six months ended June 30, 2005 was $15.8 million, compared to $9.0 million for the six months ended June 30, 2004. Cypress Re contributed to $4.4 million of the increase resulting from a greater number of insurance programs operated during the full six month period in 2005 compared to 2004. The operations of the Ambassadors segment increased $2.1 million due to operating a greater number of programs combined with higher average-dollar programs in the first six months of 2005 compared to 2004. The travel, incentive and event management related segment of our business historically operates more programs in the first and second quarters of the year.

Cost of Software and Technology Related Sales

Cost of software and technology related sales were $0.4 million for the six months ended June 30, 2005, compared to $35,000 for the six months ended June 30, 2004. The increase was due to the increase in event management related sales.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $1.6 million for the six months ended June 30, 2005, and were relatively consistent to the comparable period of 2004.

General and Administrative Expenses

General and administrative expenses were $6.0 million for the six months ended June 30, 2005, compared to $5.0 million for the six months ended June 30, 2004. The increase was predominately due to personnel and related overhead associated with operating additional travel, incentive and event management related programs in 2005 versus 2004.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $2.9 million for the six months ended June 30, 2005, compared to $0.5 million for the six months ended June 30, 2004. The increase is due to the additional insurance programs that were entered into during the second half of 2004.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $2.2 million for the six months ended June 30, 2005, compared to $0.6 million for the six months ended June 30, 2004. The increase in insurance acquisition costs and other operating expenses is related to the increase in net insurance premiums earned and the increase in total number of programs operated for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Operating Income

We recorded operating income of $2.7 million for the six months ended June 30, 2005, compared to operating income of $1.4 million in the comparable period of 2004.

Other Income

Other income for the six months ended June 30, 2005 was $2.0 million, compared to $0.8 million for the six months ended June 30, 2004. The increase was a result of improved yields on our investment portfolio, increased investment income on insurance reserves and increased income and service fees from minority investments.

Income Taxes

We recorded income tax expense of $1.9 million for the six months ended June 30, 2005, compared to $0.8 million for the six months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2005 was 39.4%, compared to a rate of 36.6% for the six months ended June 30, 2004. The increase in the effective tax rate is primarily due to the increase in interest income earned combined with the change in our investment portfolio such that tax-exempt interest income represents approximately 1% of our investment income for the six months ended June 30, 2005, compared to 40% for the six months ended June 30, 2004.

Net Income

Net income for the six months ended June 30, 2005 was $2.9 million, compared to $1.3 million for the comparable period of 2004.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2005 was approximately $4.4 million, compared to net cash used in operating activities for the six months ended June 30, 2004 of $2.9 million. The change in net cash primarily relates to timing differences in the collection of current assets and the payment of current liabilities combined with the increase in net income.

Net cash used in investing activities for the six months ended June 30, 2005 was approximately $23.8 million, compared to cash provided by investing activities for the six months ended June 30, 2004 of $11.6 million. The change is due to the timing differences in reinvesting in available-for-sale securities and cash paid for acquisitions.

We do not have any material capital expenditure commitments for 2005.

The terms of our acquisition of Bluedot Software included minimum contingent consideration of $100,000 in 2003 and $60,000 in 2004. As of December 31, 2004, we paid $160,000, satisfying our minimum payments for 2003 and 2004. The terms of our investment in Incentive Travel, Inc. (“ITI”) included contingent payments due in March 2005 based upon fiscal 2004 income. As of June 30, 2005, we paid approximately $286,000 based upon 2004 income. We have also accrued a payment due in March 2006 of approximately $451,000 based upon 2005 income recorded as of June 30, 2005.

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

Net cash used in financing activities for the six months ended June 30, 2005 and 2004 was $2.7 million and $5.0 million, respectively. Current period activity consisted of two $0.10 per share cash dividends paid to common stockholders and the repayment of all debt assumed in conjunction with the BellPort acquisition. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period. Net cash used in financing activities for the six months ended June 30, 2004 consisted of two $0.10 per share cash dividends paid to common stockholders and the purchase and retirement of common stock. These payments were partially offset by the proceeds received from the exercise of employee stock options.

On September 2, 2003, the Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. During 2005, a dividend of approximately $1,016,000 was paid on March 15, 2005 to stockholders of record on February 28, 2005 and a dividend of approximately $1,034,000 was paid on June 15, 2005 to stockholders of record on May 31, 2005.

We and our Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, our financial position and other conditions which may affect our desire or ability to pay dividends in the future.

In the ordinary course of business we may from time to time be required to enter into letters of credit related to our insurance programs and for our travel related programs with airlines, travel providers and travel reporting agencies. As of June 30, 2005, we have issued approximately $10,458,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2006. As of June 30, 2005, we have issued approximately $800,000 in letters of credit related to normal travel related business operations which expire at various dates through 2006. We have a $15 million line of credit to support the outstanding letters of credit. Pursuant to the line of credit, we are subject to certain covenants, which include, among other things, a requirement for unencumbered liquid assets. As of June 30, 2005, we were in compliance with these covenants.

Under Bermuda regulations, Cypress Re is required to maintain surplus greater than 20% of gross written premiums or 10% of loss and loss adjustment expense reserves. As of June 30, 2005, Cypress Re has $10.1 million of contributed capital from us which is in excess of the required statutory capital and surplus of $1.4 million.

In November 1998, our Board of Directors authorized the repurchase of our common stock in the open market or through private transactions up to $20.0 million. In the second quarter of 2004, we repurchased 300,000 shares for $3,675,000. We do not believe that any future repurchases will have a significant impact on our liquidity.

Our cash, cash equivalents and available-for-sale securities totaled $98.4 million at June 30, 2005. We believe that cash, cash equivalents, available-for-sale securities and cash flows from operations will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. We continue to pursue further acquisitions of related travel and performance improvement, service and other businesses, although no assurance can be given that definitive agreements for any acquisition will be entered into or, if they are entered into, that any acquisition will be consummated on terms favorable to us. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

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

There has been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material pending legal proceedings. The Company is from time to time threatened or involved in litigation incidental to its business. The Company believes that the outcome of all current litigation will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of registrant on May 13, 2005, the following matters were voted upon:

(a)	Election of Directors (1):

Nominee	Votes For	Votes Withheld
Brigitte M. Bren	8,997,894	768,281
Rafer L. Johnson	8,997,894	768,281
John C. Spence	8,956,476	809,699

(b)	Adoption of the 2005 Incentive Award Plan:

Votes For	Against	Abstain	Broker Non-Vote
4,640,912	1,796,196	21,147	3,307,920

(1)	The three directors will hold office for a three-year term or until their respective successors are duly elected and qualified.

Item 6.	Exhibits

(a)	Exhibits:

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)

Date:	August 3, 2005	By:	/s/ Brian R. Schaefgen
Brian R. Schaefgen,
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002