Form 10-K
period 2005-12-31
AMBASSADORS INTERNATIONAL INC
filed 2006-03-09
CIK 946842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.01 Par Value

Title of Each Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [    ]                            No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [    ]                            No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                            No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]                            No [X]

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $120,821,325 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2006
Common Stock, $.01 par value per share	10,829,986

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2006 (Proxy Statement)	Part III

PART I

Item 1. Business

Overview

Ambassadors International, Inc., a Delaware corporation, is a cruise, marine, insurance and travel and event company. We have been a travel and event services company since our inception. We expanded to include specialty reinsurance operations in 2004, marine operations in 2005 and cruise operations in 2006. The terms “Company,” “our,” “management” and “we” are used to refer collectively to Ambassadors International, Inc. and its subsidiaries through which our various businesses are conducted.

Recent Developments

Ambassadors Cruise Group. In December 2005, the Company formed Ambassadors Cruise Group, LLC (“ACG” or “Ambassadors Cruise Group”), a wholly-owned subsidiary of the Company. On January 13, 2006, Ambassadors Cruise Group acquired American West Steamboat Company LLC and related entities (collectively, “American West Cruises”). American West Cruises offers unique cruises that combine the intimate access, casual ambiance and friendly camaraderie of a small ship with the live entertainment, spacious accommodations and fine dining found on larger ships. American West Cruises offers cruises through Alaska’s and British Columbia’s Inside Passage and on the Columbia and Snake Rivers. On each cruise, we offer an expert onboard historian/naturalist and in-depth shore excursions to enhance our customers’ understanding of the wildlife, history and cultures of the Pacific Northwest.

BellJa Holding Acquisition. On February 1, 2006, the Company acquired BellJa Holding Company, Inc., a California corporation (“BellJa”). Through its acquisition of BellJa, the Company acquired a 34% interest in BellPort Japan, a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, in Japan. The acquisition of BellJa complements the Company’s existing marine business segment.

Concurrent with its acquisition of American West Cruises, the Company realigned its business segments. In future periods the Company will report the following business segments: (i) cruise, (ii) marine, which will include the operations of BellPort, (iii) travel and events, which will include the operations of Ambassadors, (iv) insurance, which will include the operations of Cypress Re and (v) corporate and other, which will consist of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to the operating segments. As of December 31, 2005, the Company reported the following business segments: (i) Ambassadors, (ii) Cypress Re and (iii) Corporate and Other.

History

The Company was originally incorporated in the State of Washington in 1967 under the name International Ambassador Programs, Inc. to provide international educational travel programs for students and professionals. The Company was reincorporated in the State of Delaware in 1995 under the name Ambassadors International, Inc. Ambassadors Group, Inc. (“AGI”) represented the entire operations of the Company until 1996 when Ambassadors Performance Group, LLC (“APG” or the “Performance Group”) commenced operations. Ambassadors Services Group, Inc. (“ASG” or the “Services Group”) commenced operations in 1998 and Ambassadors Technology Corporation (“ATC” or the “Technology Group”) commenced operations in 2002. On February 28, 2002, we completed a spin-off of our wholly owned subsidiary, AGI, into a separate publicly traded company. In December 2003, we formed Cypress Reinsurance, Ltd (“Cypress Re”) and registered it as a Class 3 Reinsurer pursuant to Section 4 of the Bermuda Monetary Authority Act to carry on business in that capacity subject to the provisions of the Bermuda Monetary Authority Act. In 2004, we consolidated the Performance Group, the Services Group and the Technology Group into one company, called Ambassadors, LLC

(“Ambassadors”). In February 2005, we acquired BellPort Group, Inc., a marine company located in Newport Beach, California (“BellPort”). In December 2005, ACG, a wholly-owned subsidiary of the Company, was formed and in January 2006 ACG acquired American West Cruises, a company that offers cruises through Alaska’s and British Columbia’s Inside Passage and on the Columbia and Snake Rivers.

The Company’s principal executive offices are located at 1071 Camelback Street, Newport Beach, California, 92660-3228 and its telephone number is (949) 759-5900.

Business Operations

Ambassadors

Through our Ambassadors business segment, we develop, market and manage performance improvement programs and provide event services. The performance improvement programs utilize debit cards, travel incentives and merchandise awards, designed to achieve a multitude of specific corporate objectives, including achieving sales goals, improving productivity and attracting and retaining qualified employees. The event services assist clients in planning, coordinating and producing business meetings and conferences. Our clients include both small and large businesses, including Fortune 1000 companies.

In offering performance improvement programs, Ambassadors follows a strategy aimed at developing and implementing programs tailored to each client’s objectives. These programs are generally designed to increase revenues and profits for the client. Our employees meet with existing or potential clients to determine their business objectives and their performance enhancement opportunities. We then work with the client to determine the scope of the program by identifying concepts and parameters to meet the objectives of the incentive program. Our employees develop and customize services for the clients that fall within the identified parameters. Program rules are then developed that specifically address the campaign participants, key wholesalers or dealers involved in the client’s distribution channel.

Ambassadors’ marketing team participates in various aspects of a client’s program development. The staff of creative writers and graphic designers generally deliver promotional campaigns and materials that are complete from concept through production, including design, printing, collating, labeling and mailing. Ambassadors also offers web-based campaign performance tracking systems, with which clients can follow the period results of their programs and determine and notify the incentive program winners. Based on the program structure, awards can be in the form of merchandise, travel, cash, recognition or any combination thereof. The Company then fulfills the awards through a program coordinator who finalizes each aspect of the client’s event and delivers the awards directly to the client’s award winners.

In offering event services, Ambassadors provides hotel reservation, registration and other services for conventions, tradeshows and large specialty events. The contracts for these services generally cover an annual meeting or event and may be for a term of one to several years. Our services include negotiating hotel room blocks, creating sub-blocks and fulfilling thousands of requests for hotel rooms for large citywide events. Hotel reservation requests are received by mail, fax and telephone by the Company’s call center staff. Ambassadors accepts reservation requests over the internet, by e-mail and through proprietary technology utilizing the internet to book hotel reservations. This technology also enables clients, attendees, and hotel partners to obtain real-time reports and information over the internet at any time.

Our registration technology assists planners in pre-registering attendees for multiple show events. The on-site registration technology operates through an efficient distribution network with the capability of registering thousands of attendees in a short period of time and in several locations. We also offer attendees and event exhibitors various forms of lead retrieval systems.

As a component of our event services, we provide enterprise-wide control software which allows marketers, meeting planners and tradeshow organizers to run more efficient, less costly events, while focusing on sales and marketing strategies and results. In addition, through our acquisition of certain assets of Bluedot Virtual Event Organization, Inc. (such assets are referred to herein as “Bluedot Software” unless the context otherwise requires), Ambassadors provides event portfolio management software solutions, which provide software infrastructure for web-based and traditional business events to enhance customer experience and provide potential customer cost savings. Global corporations and large associations in technology, financial services, media and healthcare have used the Company’s products to automate marketing events.

Cypress Re

The Company reinsures property and casualty risks written by licensed U.S. insurers through its subsidiary, Cypress Re. The lines of business that the Company reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations. Prior to entering into reinsurance arrangements, the Company requires the members, whose risk is reinsured under a program, to meet certain loss control program qualifications and pass certain pre-qualification criteria as part of the underwriting review by a third party.

The Company’s reinsurance transactions are reinsured through a quota share agreement in which Cypress Re agrees to accept a certain fixed percentage of premiums written from the ceding company (i.e. the original insurance carrier) and in general assumes the same percentage of purchased reinsurance, direct acquisition costs and ultimate incurred claims. Cypress Re purchases excess of loss and aggregate stop loss reinsurance to mitigate potential losses from a severe adverse loss development.

The Company’s reinsurance transaction typically provide that Cypress Re will retain the first layer of risk on a per policy basis, which ranges from $250,000 to $500,000, and the third party reinsurer (through excess of loss reinsurance) retains the next layer up to the policy limits of $1.0 million. Above $1.0 million, Cypress Re retains losses up to the aggregate reinsurance limit, which vary with each quota share reinsurance agreement and the third party reinsurer then pays losses in excess of Cypress Re’s aggregate reinsurance limit up to $5.0 million. Cypress Re is responsible for any additional losses in excess of the aggregate reinsurance limit.

As of December 31, 2005, loss and loss adjustment expenses incurred have not exceeded Cypress Re’s aggregate reinsurance limit on any of its quota share reinsurance agreements. Cypress Re retains independent actuaries to determine the loss ratios to utilize in recording its best estimate of the loss and loss adjustment expense reserves.

BellPort

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort Group, Inc. (“BellPort”). BellPort, located in Newport Beach, California, is a marine company operating facilities in both the United States and Mexico. In February 2006, the Company acquired BellJa. Through its acquisition of BellJa, the Company acquired a 34% interest in BellPort Japan, a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, in Japan. In connection with the acquisition, the Company extended its license agreement with BellPort Japan through 2010.

BellPort is a marina management and development company that partners with owners to create and operate luxury marina properties around the world. Bellport manages marinas in the United States, Mexico, and Japan. BellPort has also performed marina consulting services and supervised marina construction in the United States, Mexico and Europe. BellPort strives to create a culture of five-star hospitality in every facility that BellPort operates.

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

In October 2000, the Company purchased a minority interest in MilePoint, Inc., a development stage internet company which enables customers to convert accrued credits toward online purchasing. This investment was reported at the lower of cost or estimated net realizable value. During the quarter ended December 31, 2001, the Company recorded a loss of approximately $400,000 which the Company’s management believed to be other than a temporary decline in the market value of this investment. The recorded loss represented the balance of this investment and thus, the Company has no future financial exposure on this investment. In March 2004, MilePoint, Inc. was acquired by Points International, Ltd. (“Points”), a Canadian publicly traded company. In exchange for its interest, the Company received a nominal distribution of Points shares and contingent deferred payments. These distributions are recorded as other income as of December 31, 2005.

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

Our strategy for BellPort is to leverage our hospitality disciplines, modernize our customers’ management systems, strengthen our customers’ financial controls and maintain focused marketing abilities to position this segment to grow and expand its reach in the marine and yachting marketplace.

We continue to pursue selective acquisitions of businesses in the travel, performance improvement, leisure, hospitality and service sectors that will increase stockholder value. See “Recent Developments.”

Competition

The travel industry in general, and the performance improvement, event and convention services and hospitality cruises sectors in particular, are highly competitive. Many of our competitors are larger and have greater resources. We believe that, although some potential clients will focus on price alone, other clients will also be interested in the quality of the programs developed and the excellence of the customer service provided, which has the effect of increasing competition for us. Certain aspects of our business are within a highly competitive, technical segment of the travel industry. We compete with respect to price and service, and believe our technology is a key element of our service.

We believe the barriers to entry are relatively low for any future competitors within the travel and event segment of our business. Additionally, certain organizations engaged in travel, reinsurance and cruise businesses have substantially greater financial, marketing and sales resources than we do. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us.

Insurance

We maintain insurance coverage that we believe is adequate for our business, including but not limited to coverage for professional and general liability. We also maintain insurance coverage on real property and personal property, and as required on leased properties, on a replacement cost basis. We have not experienced difficulty in obtaining adequate insurance coverage. There is no assurance that the insurance maintained by us will be adequate in the event of a claim, or that such insurance will continue to be available in the future.

Employees

On December 31, 2005, we employed 157 employees, of which 143 were full-time employees. Of our full-time employees, 76 are located in Newport Beach, California; 48 are located in Atlanta, Georgia; 3 are located in Chicago, Illinois; and 16 are located in other individual offices throughout the United States. We have full-time employees engaged in marketing and sales, operations, administration and finance. We also employ temporary labor on a periodic basis to assist with our program fulfillment efforts due to the seasonal nature of our travel programs. None of our employees are subject to collective bargaining agreements or are represented by a union. We believe that our labor relations are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.ambassadors.com/investor, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”). We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

Seasonality

Our Ambassadors segment is seasonal. We recognize program related revenues and expenses in the month a program operates. Insurance premiums are recognized as revenue over the period of the insurance contracts in proportion to the amount of the insurance coverage provided. We recognize revenue for marine and related services in accordance with the respective contracts. Historically, the majority of our operating results were recognized in the first and second quarters of each fiscal year. As a result of the acquisition of American West Cruises in January 2006, we expect that in future periods the majority of our operating results will be recognized in the second and third quarters of each fiscal year, which coincides with the cruising season within this new segment. Our future annual results could be adversely affected if our revenue were to be substantially below seasonal norms during the second and third quarters of the year.

Item 1A.	Risk Factors

Our operations and financial condition may be adversely affected by events adversely affecting the travel industry, including the affects of general economic conditions.

A substantial portion of our operations are directly associated with the travel industry. As a result, our operations are subject to special risks inherent in doing business in that industry. The travel industry, especially the performance improvement and convention sectors, is sensitive to changes in economic conditions. During general economic downturns and recessions, companies tend to reduce or eliminate improvement programs and attendance at conventions and trade shows. In addition, the travel industry is highly susceptible to unforeseen events, such as wars, acts of terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights. Demand for our programs and services may also be adversely affected by natural occurrences such as hurricanes, earthquakes, epidemics and flooding in regions in which we conduct our programs and provide our services. Periods of instability or uncertainty surrounding the travel industry may reduce the demand for our programs and services and could have an adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with maintaining significant cash, cash equivalents and available-for-sale securities.

Cash, cash equivalents and available-for-sale securities are exposed to concentrations of credit risk. We place our cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions that are not covered by this insurance. If such institutions were to become insolvent during the time we held our cash, cash equivalents or available-for-sale securities in excess of the insurance limit, it would be necessary for us to obtain credit financing to operate our programs.

We may not realize the anticipated benefits of the companies and businesses that we acquire, including our acquisition of American West Cruises.

Part of our business strategy is to acquire businesses that will assist in the overall growth of the Company. We will be competing for acquisition opportunities with other companies, many of which have greater name recognition, marketing support and financial resources, which may result in a diminished number of acquisition opportunities available to the Company and higher acquisition prices. No assurance can be given that we will be able to identify, pursue or acquire any targeted businesses. In addition, if any targeted businesses are acquired, such as American West Cruises, there can be no assurance that we will be able to profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial costs, delays and/or other operational or financial problems. As a result, we may not realize the anticipated benefits of the companies or businesses that we acquire.

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

No assurance can be given that any acquisitions by the Company will or will not occur, or that if an acquisition does occur, that it will not have an adverse effect on the Company or that we will realize the anticipated benefits of such acquisition.

In addition, if we enter into any significant acquisition for cash, a substantial portion of our available cash could be used in order to consummate any such acquisition. We may also seek to finance such acquisitions through debt or equity financings. There can be no assurance that such financings will be available at all or on terms acceptable to us. If consideration for an acquisition includes equity securities, our stockholders could experience dilution.

Our financial performance is subject to seasonal and quarterly fluctuations.

Our Ambassadors segment is subject to seasonal fluctuations. We recognize program related revenues and expenses in the month a program operates. Insurance premiums are recognized as revenue over the period of the insurance contracts in proportion to the amount of the insurance coverage provided. We recognize revenue for marine and related services in accordance with the respective management contracts. Historically, we have recognized the majority of our operating results in the first and second quarters of each fiscal year. As a result of the acquisition of American West Cruises in January 2006, we anticipate that in future periods the majority of our operating results will be recognized in the second and third quarters of each fiscal year which coincides with the cruising season within this new segment. Our future annual results could be adversely affected if our revenue were to be substantially below seasonal norms during the second and third quarters of the year. Our operating results may fluctuate as a result of many factors, including:

•	the mix of programs and events, program destinations and event locations;
•	the introduction and acceptance of new programs and program and event enhancements by us and our competitors;
•	the timing of program and event operation;
•	cancellation rates;
•	potential claims related to our reinsurance business;
•	the potentially volatile nature of the reinsurance business;
•	competitive conditions in the industries in which we operate;
•	marketing expenses;
•	extreme weather conditions;
•	timing of and costs related to acquisitions;
•	changes in relationships with certain travel providers;
•	our ability to effectively and efficiently operate Ambassadors Cruise Group;
•	changes in vacation industry capacity;
•	the impact of new laws and regulations affecting our business;
•	negative incidents involving cruise ships including those involving the health and safety of passengers;
•	cruise ship maintenance problems;
•	reduced consumer demand for vacations and cruise vacations;
•	changes in fuel, food, payroll, insurance and security costs; and
•	other economic factors and other considerations affecting the travel industry.

As a result of these and other factors, our operations and financial condition could suffer, which could cause our annual or quarterly operating results to be below the expectations of public market analysts and investors. In such event, the price of our common stock could be adversely affected.

If we are unable to effectively compete against our competitors, our financial conditions will suffer.

The travel industry in general, and the performance improvement, event and convention services and hospitality cruises sectors in particular, are highly competitive. Our performance improvement programs and event services compete with other companies that provide similar programs and services. Corporations and associations themselves may choose to provide these programs and services “in-house.” The hospitality cruise segment is also very competitive. We believe the barriers to entry within the travel and events sector in which we operate are relatively low. Certain of our competitors, particularly in the hospitality cruise sector, have substantially greater financial, marketing, and sales resources than we do. As a result, there can be no assurance that our present competitors or competitors that elect to enter the marketplace in the future will not exert significant competitive pressures on us. These competitive factors could have a material and adverse effect on our business, financial condition and results of operations.

Our business could be adversely affected by unanticipated casualty losses.

Due to the nature of our travel business, we may be subject to liability claims arising out of accidents or disasters causing injury to participants or attendees to our programs or events, including claims for serious personal injury or death. Although we have never experienced a liability loss for which we did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the insurance carrier will be solvent at the time of any covered loss. There can be no assurance that we will be able to obtain sufficient insurance coverage at acceptable premium levels in the future. Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding our insurance coverage, could have an adverse effect on our business, financial condition and results of operations.

Our business could be adversely affected by losses associated with Cypress Re’s reinsurance.

We currently reinsure property and casualty risks written by licensed U.S. insurers. The lines of business that are being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. If a loss event occurs and the Company is required by its agreements to cover such losses, the amount of our cash and cash equivalents will be reduced, and our results of operations and financial condition would suffer.

Our success is highly dependent upon unaffiliated travel services suppliers.

In order to provide our services and products, we are dependent on airlines, hotels and other suppliers of travel services. We do not currently have any long-term agreements with our travel suppliers that obligate such suppliers to sell services or products through us. Restricted access to suppliers of travel services and a reduction in capacity or changes in pricing arrangements with travel suppliers could have an adverse effect on our business, financial condition and results of operations.

In connection with our acquisition American west Cruises, we assumed certain indebtedness, which could adversely affect our cash flows and business.

In order to complete the acquisition of American West Cruises, we assumed approximately $41.5 million in fixed-rate, 4.63% debt payable through 2028. As a result of this debt, demands on our cash resources will increase in the future. The increased levels of debt could, among other things:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions and other purposes;
•	increase our vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions;

•	adversely affect our credit rating;
•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;
•	create competitive disadvantages compared to other companies with less indebtedness; and
•	limit our ability to apply proceeds from an offering or asset sale to purposes other than the repayment of debt.

We may lose business to competitors throughout the vacation market.

As are result of our acquisition of American West Cruises, we operate in the vacation market, and cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators which provide other leisure options, including hotels, resorts and package holidays and tours. We face significant competition from other cruise lines, both on the basis of cruise pricing and also in terms of the nature of ships and services we offer to cruise passengers. In the event that we do not compete effectively with other vacation alternatives and cruise companies, our results of operations and financial condition could be adversely affected.

Overcapacity within the cruise vacation industry, a reduction in demand or economic uncertainties could have a negative impact on revenues, result in impairment of assets and may adversely affect profitability.

Cruising capacity has grown in recent years and we expect it to increase further as cruise vacation companies introduce new ships. Demand for cruises has been and is expected to continue to be dependent on economic conditions. Economic changes may reduce demand for cruise vacations and may lead to reduced occupancy and/or price discounting which, in turn, could adversely affect our results of operations and financial condition and could result in impairment of our asset values.

Incidents or adverse publicity concerning the cruise vacation industry or unusual weather conditions could affect our reputation and harm our future sales and profitability.

The operation of cruise ships involves the risk of accidents, illnesses and other incidents which may bring into question passenger safety, health, security and vacation satisfaction and thereby adversely affect future industry performance. Incidents involving cruise ships, adverse media publicity concerning the cruise vacation industry or unusual weather patterns or natural disasters, such as storms and earthquakes, could impact demand and consequently have an adverse impact on our profitability.

Environmental, health and safety, financial responsibility, tax and maritime legislation and regulations could affect operations and increase operating costs.

The United States, Canada and various state government or regulatory agencies have enacted or are considering new environmental regulations or policies that could adversely impact the cruise vacation industry. Some environmental groups have lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. In addition, we are subject to various international, national, state and local laws, regulations and treaties that govern, among other things, safety standards applicable to our ships, health and sanitary standards applicable to our passengers, security standards on board our ships and at the ship/port interface areas, and financial responsibilities to our passengers. These issues are, and we believe will continue to be, an area of focus by the relevant authorities. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future.

In 2005, the United States issued a proposed Western Hemisphere Travel Initiative which would require United States citizens to have a passport or other accepted identity document to travel to or from certain countries or areas that were previously exempt, such as Canada. The proposal is currently expected to be implemented as of December 31, 2006 for all United States citizens traveling to or from Canada by air and sea and as of December 31, 2007 for all travel by land border crossings. Many of our United States cruise passengers visiting Canada currently do not have passports, and it is therefore likely that these regulations will have a negative impact on our bookings when they are implemented.

Recently, the State of Alaska determined that an Initiative Petition (the “Initiative”) to, among other things, impose a tax on cruise passengers sailing in Alaskan waters had sufficient signatures to qualify for the August 2006 statewide primary election ballot. If the Initiative is approved by voters, it would likely take effect in 2007. Among other things, the Initiative would impose an additional fee of $4 per passenger for an Ocean Ranger program and remove the exemption from Alaska corporate income taxes for commercial passenger vessels. The Initiative would also impose a number of other regulations, reporting and operational requirements on cruise vessel operators. Some or all of these provisions may be subject to legal challenges if the Initiative is approved.

Separately, two bills have been introduced for consideration in the Alaska Legislature. No action was taken on either of these bills. The legislature has until the end of the 2006 session to consider these bills. One bill would impose taxes of $50 per cruise passenger and the other bill proposes a tax of $75 per passenger. Similar legislation has been proposed in Alaska in the past and has not been approved. Both measures raise legal questions and it is uncertain whether either bill will be passed in its current form. It is expected that any proposed passenger taxes, such as the Initiative discussed above, would be directly charged to and collected from our guests. The ultimate outcomes of these Alaskan matters cannot be determined at this time.

Increases in operating, financing and tax costs could adversely affect our results because we may not be able to recover these increased costs through price increases of our cruise vacations.

Ship mechanical faults may result in cancellation of cruises and unscheduled drydocks and repairs.

Our cruise ships have from time to time experienced mechanical problems and there can be no assurance that they will not experience such problems in the future. Mechanical faults may result in delays or cancellation of cruises or necessitate unscheduled drydocks and repairs. These events together with any related adverse publicity could affect our financial results.

We are dependent upon key personnel.

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel. The loss of the services of any of our executive officers or other key employees could have an adverse effect on our business, financial condition and results of operations. We do not have any long-term employment agreements with our executive officers. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, operational, marketing and customer service personnel. The failure to retain and attract necessary managerial, operational, marketing and customer service personnel could have an adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal executive offices of the Company occupy approximately 27,000 square feet of office space in Newport Beach, California, pursuant to a lease dated June 15, 1998, as amended, which expires in June 2010. The Company subleases approximately 4,000 square feet to a related party for approximately $5,000 per month, inclusive of common area charges.

The Company occupies offices totaling approximately 14,500 square feet in Atlanta, Georgia pursuant to a lease dated January 7, 2000, as amended, which expires in June 2008.

The Company leases office space totaling approximately 8,100 square feet in San Francisco, California pursuant to a lease dated June 9, 2003, which expires in December 2008. The Company may cancel the lease with penalty in July 2006 upon nine months written notice. The Company has provided such notice and intends to cancel this lease. In December 2003, the Company vacated the office space and began subleasing the space in May 2004. The sublease term expires in April 2006.

Management believes that its existing facilities are sufficient to meet our present needs and anticipated needs for the foreseeable future. However, additional facilities may be required in connection with future business acquisitions, including the acquisition of American West Cruises.

Item 3. Legal Proceedings

We are not a party to any material pending legal proceedings. We are from time to time threatened or involved in litigation incidental to our business. Management believes that the outcome of all current litigation will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market and Other Information

The Company’s common stock is traded and prices are quoted on the Nasdaq National Market under the symbol “AMIE.” As of March 3, 2006, there were approximately 51 holders of record of the Company’s common stock not including beneficial owners holding shares through nominee or street name.

The following table sets forth the high and low bid prices of a share of the Company’s common stock as quoted on the Nasdaq National Market for the periods indicated:

	High	Low
2005:
Quarter ended March 31, 2005	$16.11	$12.45
Quarter ended June 30, 2005	14.69	12.00
Quarter ended September 30, 2005	16.00	13.21
Quarter ended December 31, 2005	16.50	12.62

2004:
Quarter ended March 31, 2004	$13.25	$11.79
Quarter ended June 30, 2004	13.58	11.87
Quarter ended September 30, 2004	12.90	11.12
Quarter ended December 31, 2004	15.87	12.05

Dividend Policy

On September 2, 2003, our Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. During 2004, a dividend of approximately $1,000,000 was paid on March 23, 2004 to stockholders of record on March 9, 2004, a dividend of approximately $974,000 was paid on June 16, 2004 to stockholders of record on June 1, 2004, a dividend of approximately $987,000 was paid on September 14, 2004 to stockholders of record on August 30, 2004 and a dividend of approximately $996,000 was paid on December 15, 2004 to stockholders of record on November 30, 2004. During 2005, a dividend of approximately $1,016,000 was paid on March 15, 2005 to stockholders of record on February 28, 2005, a dividend of approximately $1,034,000 was paid on June 15, 2005 to stockholders of record on May 31, 2005, a dividend of approximately $1,042,000 was paid on September 8, 2005 to stockholders of record on August 25, 2005 and a dividend of approximately $1,042,000 was paid on December 2, 2005 to stockholders of record on November 18, 2005.

We and our Board of Directors intend to continually review our dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect our desire or ability to pay dividends in the future.

Transfer Agent and Registrar

Mellon Investor Services, LLC serves as transfer agent and registrar of the Company’s common stock.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,406,605	$9.69	395,867
Equity compensation plans not approved by security holders	—	—	—

Total	1,406,605	$9.69	395,867

(1)	The Company issued 80,000 shares and 98,000 shares of restricted stock to certain members of executive management in 2005 and 2004, respectively. The effects of the restricted stock outstanding are included in the amounts listed above. See “Note 11 to the Consolidated Financial Statements – Stock Plans.”

Item 6. Selected Financial Data

The following selected consolidated financial data of the Company is presented as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the spin-off, and accordingly, previously reported results of operations of the Company have been restated to reflect the results of AGI in discontinued operations. The selected financial data should be read in conjunction with the Company’s audited Consolidated Financial Statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenues (A)	$26,940	$18,736	$13,679	$14,695	$17,041
Costs and operating expenses:
Cost of software and technology related sales	524	80	1,050	—	—
Selling and tour promotion	3,144	3,117	4,412	4,014	5,544
General and administrative	12,534	10,688	11,233	10,343	15,531
Loss and loss adjustment expenses (F)	6,051	2,514	—	—	—
Insurance acquisition costs and other operating expenses (F)	4,563	2,211	—	—	—
Impairment loss and lease exit costs (B)	—	2,627	891	—	—
Impairment of long-lived assets (C)	—	—	—	—	12,803
Operating income (loss)	124	(2,501)	(3,907)	338	(16,837)
Income (loss) from continuing operations before income tax	4,253	(1,567)	(64)	2,877	(4,535)
Income (loss) from continuing operations, net of income tax	3,142	(1,937)	(1,017)	2,763	(2,939)
Income (loss) from discontinued operations, net of income tax	—	—	—	(1,197)	10,437

	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Net income (loss)	$3,142	$(1,937)	$(1,017)	$1,566	$7,498

Earnings (loss) per share — basic:
Continuing operations	$0.30	$(0.20)	$(0.10)	$0.28	$(0.30)
Discontinued operations	—	—	—	(0.12)	1.08

Net income (loss)	$0.30	$(0.20)	$(0.10)	$0.16	$0.78

Earnings (loss) per share — diluted:
Continuing operations	$0.30	$(0.20)	$(0.10)	$0.27	$(0.30)
Discontinued operations	—	—	—	(0.12)	1.05

Net income (loss)	$0.30	$(0.20)	$(0.10)	$0.15	$0.75

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,716	$39,474	$43,609	$46,910	$28,021
Available-for-sale securities	77,415	58,441	61,685	59,822	107,303
Total assets (D)	134,783	129,661	125,050	128,159	165,304
Long-term obligations	5	518	449	81	—
Total stockholders’ equity	109,226	104,826	112,690	115,016	126,240

Other Data:
Cash dividends declared and paid – common shares (E)	$4,134	$3,957	$1,991	$14,168	$5,134

(A)	For a discussion of revenues, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition” and “Note 1 to the Consolidated Financial Statements –Description of the Company and Summary of Significant Accounting Policies – Revenue Recognition.”
(B)	For a discussion of impairment loss and lease exit costs, see “Note 4 to the Consolidated Financial Statements – Impairment Loss and Lease Exit Costs” and “Note 7 to the Consolidated Financial Statements – Goodwill and Other Intangibles.”
(C)	The impairment of long-lived assets charge of $12.8 million occurred as a result of the impact to operations of the terrorist attacks that occurred on September 11, 2001 and the subsequent response by the United States, the resulting negative impact these events had on domestic and international travel and the travel industry in general and the slowdown of the economy during 2001.
(D)	For a discussion of total assets, see “Item 1. Business – Education Group Spin-off” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.”
(E)	For a discussion of cash dividends declared, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.”
(F)	For a discussion of insurance operations and related loss and loss adjustment expenses, as well as insurance acquisition costs and other operating expenses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” and “Note 3 to the Consolidated Financial Statements – Reinsurance.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We develop, market and manage performance improvement programs and provide event services, utilizing incentive travel, merchandise awards and corporate meeting services. Our performance improvement programs utilize debit cards, travel incentives and merchandise awards designed to achieve a multitude of specific corporate objectives. Through our event services, we provide comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows and provide event portfolio management software solutions. The Company also has a specialty reinsurance company that participates in selective reinsurance programs as a complement to its existing performance improvement business.

We recognize travel and incentive related program revenues and expenses in the month a program operates. Insurance premiums are recognized as revenue over the period of the insurance contracts in proportion to the amount of the insurance coverage provided. The majority of our operating results are recognized in the first and second quarters of each fiscal year.

In March 2002, we acquired a 49% ownership interest in San Diego, California based ITI and in November 2002, we acquired a 51% ownership interest in Newport Beach, California based Innovations In Marketing, LLC (“IIM”), the cumulative effect of which was to further expand our Performance Group. On October 15, 2003, we sold our 51% ownership interest in IIM to the minority owner.

In December 2002, we acquired Bluedot Software. Bluedot Software is a provider of event portfolio management software solutions.

In December 2003, we formed Cypress Re and registered it as a Class 3 Reinsurer pursuant to Section 4 of the Bermuda Monetary Authority Act to carry on business in that capacity subject to the provisions of the Bermuda Monetary Authority Act.

In 2004, we consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors.

In February 2005, we acquired BellPort, a marine company located in Newport Beach, California. BellPort has a 50% ownership interest in DHWI. DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington.

In December 2005, Ambassadors Cruise Group was formed and in January 2006, Ambassadors Cruise Group acquired American West Cruises, a company that offers cruises through Alaska’s and British Columbia’s Inside Passage and on the Columbia and Snake Rivers.

On February 1, 2006, the Company acquired BellJa, a California corporation. Through its acquisition of BellJa, the Company acquired a 34% interest in BellPort Japan, a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, in Japan.

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

Travel, Incentive and Event Related

We recognize revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectibility is reasonable assured and delivery has occurred.

We bill travel participants, mainly consisting of large corporations, in advance, of which the cash received is recorded as a participant deposit. We pay for certain direct program costs such as airfare, hotel and other program costs in advance of travel, which are recorded as prepaid program costs. We recognize travel revenue and related costs when travel convenes and classify such revenue as travel and incentive related. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.

Revenue from hotel reservation, registration and related travel services is recognized when the convention operates. Revenue from the sale of merchandise is recognized when the merchandise is shipped, the service has been provided or when the redemption periods have expired. Revenue from pre-paid, certificate-based merchandise incentive programs is deferred until the Company’s obligations are fulfilled or upon management’s estimates (based upon historical trends) that the likelihood of the certificate being redeemed is remote. These revenues are reported on a net basis, reflecting the net effect of gross billings to the client less any direct program or merchandise costs.

Revenue from software and technology related events is derived from a combination of license and maintenance fees and services provided with enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from development contracts is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Such development contracts pertain to a combination of customization and enhancement programs of our event management software performed at the request of clients. These contracts cover program periods of three to nine months and do not involve significant revisions to estimates due to their short-term nature. At December 31, 2005, we had one short-term development contract that was in the completion phase of the agreement. At December 31, 2004, we had one short-term development contract that was in the early phase of the agreement and thus no revenue was recorded on the development portion of this contract as of that year’s end. Revenue from contracts relating to only maintenance or hosting of data is recognized on the straight-line basis over the period that the services are provided.

License Fees and Other

Revenue from license fees is recognized based on a contracted percentage of total program receipts recorded from the licensing source.

We recognize revenue for marine and related services in accordance with the respective contracts.

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

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs, commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal insurance. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. We consider anticipated investment income in determining the recoverability of these costs. At December 31, 2005, management believes its deferred policy acquisition costs are recoverable.

Reserve for Loss and Loss Adjustment Reserves

The liability for losses and loss-adjustment expenses includes an amount determined from loss reports and individual cases and an amount for losses incurred but not reported. We use an independent actuarial firm to provide ultimate projected loss ratios on the insurance programs that we participate in. Such liabilities are necessarily based on estimates and, while we believe that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. Anticipated deductible recoveries from insureds are recorded as reinsurance recoverables at the time the liability for unpaid claims is established. Other recoveries on unsettled claims, such as salvage and subrogation, are recorded upon collection.

Reinsurance

In the normal course of business, Cypress Re seeks to mitigate its potential reinsurance exposure and reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.

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

Long-Lived Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We evaluate recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and our strategic focus. Objective factors include our best estimates of projected future earnings and cash flows. We use a discounted cash flow model to estimate the fair market value of each of our subsidiaries when performing our impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. We have established reporting units based on our current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it is related to each reporting unit. Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We amortize our acquired intangible assets with definite lives over periods ranging from 5 to 20 years.

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

Results of Operations

The following table reflects certain income and expense items as a percentage of revenue.

	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of software and technology related sales	1.9	0.4	7.7
Selling and tour promotion	11.7	16.6	32.3
General and administrative	46.5	57.1	82.1
Loss and loss adjustment expenses	22.5	13.4	—
Insurance acquisition costs and other operating expenses	16.9	11.8	—
Impairment loss and lease exit costs	—	14.0	6.5

	99.5	113.3	128.6
Operating income (loss)	0.5	(13.3)	(28.6)
Other income	15.3	5.0	28.1

Income (loss) before income taxes	15.8	(8.3)	(0.5)
Provision for income taxes	4.1	2.0	6.9

Net income (loss)	11.7%	(10.3)%	(7.4)%

Business Segment Information

As of December 31, 2005, the Company reported the following business segments: (i) Ambassadors, (ii) Cypress Re and (iii) Corporate and Other. In January 2004, the Company realigned its business operations and consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors. Cypress Re is reported as a stand alone segment. A third segment, Corporate and Other, consists of general corporate assets (primarily cash and cash equivalents and investments) and the operations of BellPort. The financial information for the prior periods have been reclassified into the current year segment presentation.

Selected financial information related to these segments is as follows (in thousands):

	Ambassadors	Cypress Re	Corporate and Other	Total
2005:
Revenues	$14,726	$11,456	$758	$26,940
Depreciation and amortization expense	997	—	235	1,232
Operating income (loss)	2,550	842	(3,268)	124
Interest and dividend income	389	579	2,080	3,048
Equity in net income and management fees received from investments accounted for by the equity method	1,162	—	(113)	1,049
Provision (benefit) for income taxes	1,501	476	(866)	1,111
Capital expenditures of property, equipment, and intangible assets	106	—	4,434	4,540
Goodwill	6,275	—	2,721	8,996
Other intangibles	—	—	1,325	1,325
Total assets	13,625	28,094	93,064	134,783

2004:
Revenues	$13,134	$5,602	$—	$18,736
Depreciation and amortization expense	853	—	37	890
Impairment loss and lease exit costs	2,627	—	—	2,627

	Ambassadors	Cypress Re	Corporate and Other	Total
Operating income (loss)	$(1,030)	$877	$(2,348)	$(2,501)
Interest and dividend income	155	232	1,125	1,512
Other-than-temporary decline in available-for-sale securities	—	—	942	942
Equity in net income and management fees received from investments accounted for by the equity method	291	—	4	295
Provision (benefit) for income taxes	(224)	365	229	370
Capital expenditures of property, equipment, and intangible assets	428	—	7	435
Goodwill	6,275	—	—	6,275
Total assets	13,874	24,783	91,004	129,661

2003:
Revenues	$13,679	$—	$—	$13,679
Depreciation and amortization expense	1,213	—	36	1,249
Impairment loss and lease exit costs	891	—	—	891
Operating income (loss)	(1,973)	—	(1,934)	(3,907)
Interest and dividend income	141	—	1,166	1,307
Gain on sale of available-for-sale securities	—	—	1,152	1,152
Allocable earnings from insurance contract and equity in net income and management fees received from investments accounted for by the equity method	1,019	—	332	1,351
Provision (benefit) for income taxes	(340)	—	1,293	953
Capital expenditures of property, equipment, and intangible assets	1,176	—	—	1,176
Goodwill	6,817	—	—	6,817
Other intangibles	2,194	—	—	2,194
Total assets	14,100	—	110,950	125,050

In January 2006, concurrent with certain acquisitions completed subsequent to December 31, 2005, the Company realigned its business segments. In future periods, we intend to report the following business segments: (i) Cruise, (ii) Marine, which will include the operations of BellPort, (iii) Travel and Events, which will include the operations of Ambassadors, (iv) Insurance, which will include the operations of Cypress Re and (v) Corporate and Other, which will consist of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to our operating segments.

Comparison of Results for the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Revenues

Total revenues for the year ended December 31, 2005 were $26.9 million, compared to $18.7 million for the year ended December 31, 2004, primary attributable to increased revenues from our Cypress Re segment. Travel, incentive and event related revenue increased to $14.3 million in 2005 from $12.7 million in 2004. The increase was a result of an overall increase in program size due to corporate clients qualifying more incentive winners and operating more events. We also serviced a greater number of registration events, as well as experienced an increase in convention revenue.

Net insurance premiums increased to $11.5 million in 2005 from $5.6 million in 2004. The increase was a result of increased premiums earned generated from additional insurance programs that were added in the second half of 2004 and the first half of 2005.

License fees and other revenues increased to $1.2 million in 2005 from $0.4 million in 2004 due to an increase in revenues earned from the licensing sources. This increase is due to an increase in 2005 total program receipts recorded from a licensing source within Ambassadors combined with the addition of marine and related service revenues in 2005 from BellPort.

We expect our total revenues to increase significantly in the second and third quarters of 2006 as a result of the operations of Ambassadors Cruise Group.

Cost of Software and Technology Related Sales

Cost of software and technology related sales increased to $0.5 million in 2005 from $0.1 million in 2004. The increase was due to costs incurred to support the increase in event management related sales. Cost of software and technology related sales increased to 3.7% of travel, incentive and event related revenue in 2005 from 0.6% in 2004. The increase as percentage of revenue is due to 2005 including costs associated with a custom configuration contract which increased labor and other costs in order to service the contract. In 2004, the costs incurred were reduced due to revenue activity predominately consisting of licensing, hosting, supporting and maintaining software and technology, all of which were not labor intensive.

Selling and Tour Promotion

Selling and tour promotion expenses were $3.1 million in 2005, and were relatively consistent with 2004. Selling and tour promotion expenses decreased to 22.0% of travel, incentive and event related revenue in 2005 from 24.5% in 2004. The decrease as percentage of revenue is due to a reduction in personnel and other costs directly associated with selling and tour promotion in 2005 as compared to 2004.

We expect selling and tour promotion expenses to increase significantly in 2006 as a result of the operations of Ambassadors Cruise Group.

General and Administrative

General and administrative expenses increased to $12.5 million in 2005 from $10.7 million in 2004. The increase was predominately due to personnel and related overhead expenses associated with operating additional travel, incentive and event related programs in 2005 versus 2004 combined with increased professional services, travel and amortization expenses. General and administrative expenses decreased to 46.5% of total revenue in 2005 from 57.1% in 2004. The decrease as percentage of revenue is due to the revenues increasing at a greater rate than the expenses, thus absorbing the additional overhead expenses incurred in 2005.

We expect general and administrative expenses to increase significantly in 2006 as a result of the operations of Ambassadors Cruise Group.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses increased to $6.1 million in 2005 from $2.5 million in 2004. The increase is due to the additional insurance programs that were entered into during the second half of 2004 and the first half of 2005. Loss and loss adjustment expenses increased to 52.8% of net insurance premiums earned in 2005 from 44.9% in 2004. The increase as percentage of net insurance premiums earned is due to modestly higher loss development during 2005 compared to 2004.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses increased to $4.6 million in 2005 from $2.2 million in 2004. The increase in insurance acquisition costs and other operating expenses is attributable to our involvement in a greater number of programs in 2005 compared to 2004. Insurance acquisition costs and other operating expenses was relatively consistent at 39.8% of net insurance premiums earned in 2005 from 39.5% in 2004.

Impairment Loss and Lease Exit Costs

In the fourth quarter of 2004, we performed an impairment test on the ITI goodwill and intangible asset (license) and concluded that due to declining operating results, including a significant decrease in projected revenues and other contributing factors of the investee, the assets were impaired. As a result of the impairment, we recorded a charge of $0.5 million to write off the entire goodwill balance and $2.1 million to write off the unamortized balance of the intangible asset. No similar charge was recorded in 2005.

Operating Income (Loss)

We reported operating income of $0.1 million compared to an operating loss of $2.5 million in 2004. The change in operating income (loss) is the result of changes described above.

Other Income

Other income increased to $4.1 million in 2005 from $0.9 million in 2004. Other income during 2005 consisted primarily of $3.0 million in interest and dividend income generated by cash, cash equivalents, and available-for-sale securities and $1.0 million resulting from income and service fees earned on minority investments. Other income in 2004 consisted primarily of $1.5 million in interest and dividend income generated by cash, cash equivalents, and available-for-sale securities and $0.3 million in income and service fees earned on minority investments, which were substantially offset by a $0.9 million realized loss resulting from an other-than-temporary decline in the market value of an equity security. The increase in interest income was a result of improved yields on our investment portfolio and increased earnings on our invested insurance reserves.

Income Taxes

We recorded income tax expense of $1.1 million for 2005 compared to $0.4 million in 2004. Our reported effective annual tax rate for fiscal year 2005 was 26.1%. This rate was primarily impacted by the relief of certain state tax reserves established in 2000 combined with the adjustment of our federal rate to 34%. In 2005, we also reduced our deferred tax asset valuation allowance by approximately $0.9 million. As a result of our improved pretax income during 2005 and the expiration of certain state statutes of limitation, management concluded that it was appropriate to relieve these amounts. The effective tax rate for 2004 was significantly higher than the U.S. statutory rate due to the recording of an additional valuation allowance of $1.3 million on our deferred tax assets.

Net Income (Loss)

Net income was $3.1 million in 2005 compared to a net loss of $1.9 million in 2004. The change between the two years was the result of changes described above.

Comparison of Results for the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Revenues

Travel, incentive and event related revenue decreased to $12.7 million in 2004 from $13.1 million in 2003. The decrease is a result of a decrease in software and technology related sales due to the reduction of our custom configuration contracts which expired in 2003. We primarily provided licensing, hosting, support and maintenance in 2004. This decrease was partially offset by additional programs being operated in 2004 combined with an overall increase in program size due to corporate clients qualifying more incentive winners and operating more events. We also serviced a greater number of registration events, as well as experienced an increase in convention revenue retained.

License fees and other revenues decreased to $0.4 million in 2004 from $0.6 million in 2003 due to a decrease in revenues earned from the licensing source.

Net insurance premiums were $5.6 million in 2004 as a result of the addition of our insurance operations, Cypress Re, which began in 2004.

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

Operating Loss

We reported an operating loss of $2.5 million in 2004 compared to an operating loss of $3.9 million in 2003. The change in operating loss is the result of changes described above.

Other Income

Other income decreased to $0.9 million in 2004 from $3.8 million in 2003. Other income in 2004 consisted primarily of $1.5 million in interest and dividend income generated by cash, cash equivalents, and available-for-sale securities and $0.3 million in income and service fees earned on minority investments, which were substantially offset by a $0.9 million realized loss resulting from an other-than-temporary decline in the market value of an equity security. Other income during 2003 consisted primarily of $1.3 million in interest and dividend income generated by cash, cash equivalents, and available-for-sale securities, $1.2 million from the final component of contingent consideration received on the sale of SatoTravel and $1.4 million resulting from income and service fees earned on minority investments. The increase in interest income is due to the change in our investment portfolio such that a lower percentage of our investments were in tax-exempt securities.

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

Net Loss

Loss from continuing operations was $1.9 million in 2004 compared a loss of $1.0 million in 2003. The change between the two years was the result of changes described above.

Liquidity and Capital Resources

Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by operations for the years ended December 31, 2005, 2004 and 2003, was $4.1 million, $0.5 million and $1.2 million, respectively. The increase in cash flows from operations in 2005 compared to 2004 is due to the timing differences in the collection of current assets and the payment of current liabilities combined with the increase in net income, which were partially offset by the effects of the non-cash charges recorded in 2004 related to the impairment loss of ITI and the other-than-temporary loss on a marketable equity security. The decrease in cash flows from operations in 2004 compared to 2003 is primarily due to the increased net loss from operations and the change in the timing differences related to the insurance operations of Cypress Re, which were partially offset by the effects of the non-cash charges recorded in 2004 related to impairment loss of ITI and the other-than-temporary loss on a marketable equity security.

Net cash provided by (used in) investing activities for the years ended December 31, 2005, 2004 and 2003 was ($21.6) million, $1.6 million and ($2.8) million, respectively. The cash used in investing activities for 2005 was due to timing differences in reinvesting in available-for-sale securities and cash paid for the acquisition of BellPort. The cash provided by investing activities for 2004 was due to proceeds from securities in excess of purchases and purchases of investments. The cash used in investing activities for 2003 was primarily due to the contingent payments and residual purchases related to the 2002 business acquisitions of ITI and Bluedot Software.

We do not have any material capital expenditure commitments for 2006.

The terms of our acquisition of Bluedot Software included minimum contingent consideration of $100,000 in 2003 and $60,000 in 2004. As of December 31, 2004, we paid $160,000, satisfying our minimum payments for

2003 and 2004. The terms of our investment in Incentive Travel, Inc. (“ITI”) included contingent payments due in March 2005 based upon fiscal year 2004 income. In 2005, we paid approximately $497,000 based upon 2004 and 2005 income. We have also accrued a payment due in March 2006 of approximately $458,000 based upon the Company’s remaining obligation related to 2005 income recorded as of December 31, 2005.

On February 1, 2005, we acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marine company operating facilities in both the United States and Mexico. The BellPort acquisition was completed for consideration of $1,280,000 in cash and the issuance of 184,717 shares of our common stock. In addition to the cash and stock consideration, we assumed a credit facility of approximately $1,568,000, which we paid off in full on February 11, 2005. In connection with the acquisition, the Company was granted a twelve month option to purchase a 34% interest in BellPort Japan, a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. Subsequent to year end, the Company acquired a 34% interest in BellPort Japan through the acquisition of BellJa for $250,000 and extended its license agreement with BellPort Japan through 2010.

Net cash used in financing activities during 2005 totaled $4.2 million and primarily relates to $0.40 per share cash dividends paid to common stockholders and the repayment of all debt assumed in conjunction with the BellPort acquisition. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period. Net cash used in financing activities during 2004 totaled $6.2 million and primarily relates to $0.40 per share cash dividends paid to common stockholders in 2004 and the purchase and retirement of 300,000 shares of our common stock. These uses of cash were partially offset by the proceeds received from the exercise of stock options. Net cash used in financing activities during 2003 totaled $1.7 million and primarily relates to $0.20 per share cash dividends paid to common stockholders in 2003 and the purchase and retirement of 98,000 shares of our common stock. These uses of cash were partially offset by the proceeds received from the exercise of stock options. As of December 31, 2005, we had no long-term debt.

On September 2, 2003, our Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. During 2005, a dividend of approximately $1,016,000 was paid on March 15, 2005 to stockholders of record on February 28, 2005, a dividend of approximately $1,034,000 was paid on June 15, 2005 to stockholders of record on May 31, 2005, a dividend of approximately $1,042,000 was paid on September 8, 2005 to stockholders of record on August 25, 2005 and a dividend of approximately $1,042,000 was paid on December 2, 2005 to stockholders of record on November 18, 2005.

We and our Board of Directors intend to continually review our dividend policy to ensure compliance with capital requirements, regulatory limitations, our financial position and other conditions which may affect our desire or ability to pay dividends in the future.

In the ordinary course of business we may from time to time be required to enter into letters of credit related to our insurance programs and for our travel related programs with airlines, travel providers and travel reporting agencies. As of December 31, 2005, we have issued approximately $11,018,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2006. As of December 31, 2005, we have issued approximately $775,000 in letters of credit related to our travel operations which expire at various dates through 2006. We have a $15 million line of credit to support our outstanding letters of credit. Pursuant to the line of credit, we are subject to certain covenants, which include, among other things, a requirement for unencumbered liquid assets. As of December 31, 2005, we were in compliance with these covenants.

Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 10% of loss and loss adjustment expense reserves, whichever is greater. As of December 31, 2005, Cypress Re has $10.1 million of contributed capital from us which is in excess of the required statutory capital and surplus of $2.7 million.

In November 1998, our Board of Directors authorized the repurchase of our common stock in the open market or through private transactions up to $20.0 million. In the second quarter of 2004, we repurchased 300,000 shares for $3,675,000. We did not make any repurchases in 2005. We do not believe that any future repurchases will have a significant impact on our liquidity.

In 2006, the Company formed Ambassadors Cruise Group. On January 13, 2006, American Cruise Group consummated its acquisition of American West Cruises, pursuant to that certain Membership Interest Purchase Agreement dated December 27, 2005, as amended (the “Purchase Agreement”), by and among the Company, Ambassadors Cruise Group and Oregon Rail Holdings LLC (“Oregon Rail”). Under the terms of the agreement, Ambassadors Cruise Group acquired the membership interests of American West Cruises for one dollar, repaid certain outstanding indebtedness of approximately $4.3 million, which was held by American West Cruises, and assumed approximately $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the U.S. Maritime Administration. In addition, the transaction consideration consisted of 250,000 shares of the Company’s restricted common stock, which is subject to forfeiture to the Company if certain future financial targets are not met during the four years following the close of the transaction.

Our cash, cash equivalents and available-for-sale securities totaled $95.1 million at December 31, 2005. We believe that cash, cash equivalents, available-for-sale securities and cash flows from operations will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. We continue to pursue further acquisitions of related travel and performance improvement, service and other businesses, although no assurance can be given that definitive agreements for any acquisition will be entered into or, if they are entered into, that any acquisition will be consummated on terms favorable to us. We could use the cash and financing sources discussed herein, or financing sources that subsequently become available to us, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. For example, as discussed herein, we anticipate that our results of operations will change significantly as a result of our acquisition of American West Cruises. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position as of December 31, 2005:

	Payments Due by Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Operating leases	$3,083	$912	$1,983	$188	$—
Other long-term obligations	5	—	5	—	—

Total contractual cash obligations	$3,088	$912	$1,988	$188	$—

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

•	general economic, financial and business conditions;
•	overall conditions in the travel services, insurance, vacation and cruise vacation markets;
•	potential claims related to the Company’s reinsurance business;
•	the potentially volatile nature of the reinsurance business;
•	the impact of competition;
•	the Company’s ability to successfully acquire and integrate companies;
•	a decline in corporate meeting demand caused by terrorism, war, weather conditions or health and safety concerns;
•	potential liability related to accidents or disasters causing injury to participants or attendees to the Company’s programs or events;
•	our dependence upon travel suppliers and the risks associated with a deterioration in our relationships with these travel suppliers;
•	our ability to effectively and efficiently operate Ambassadors Cruise Group;
•	changes in vacation industry capacity;
•	the impact of new laws and regulations affecting our business;
•	negative incidents involving cruise ships including those involving the health and safety of passengers;
•	reduced consumer demand for cruises as a result of any number of reasons, including economic uncertainties and the unavailability of air service;
•	expenses and delays caused by cruise ship maintenance problems;
•	the impact of changes in fuel, food, payroll, insurance and security costs;
•	the implementation of regulations requiring United States citizens to obtain passport for travel to Canada;
•	weather; and
•	other factors discussed in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to changes in financial market conditions in the normal course of business due to its use of certain financial instruments held in its investment portfolio. Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and equity prices. The Company does not use derivative financial instruments.

The Company’s available-for-sale securities included debt and marketable equity securities of $74.4 million and $3.0 million, respectively, at December 31, 2005 and are subject to market risk. The potential change in the fair value of these investments, assuming a 50 basis point increase in interest rates relating to the debt securities and a 10% decline in price of the marketable equity securities would be approximately $364,000 and $297,000, respectively.

The following table represents principal cash flows from available-for-sale debt securities outstanding as of December 31, 2005 by contractual maturity date, and the relative fair value and average interest rate (amounts in thousands, except interest rates):

	December 31, 2005		Expected Maturity Date Year Ending December 31,
	Cost	Fair Value	2006	2007
Debt securities:
U.S. government and agency obligations	$34,376	$34,171	$25,634	$8,537
Corporate bonds	36,556	36,358	27,444	8,914
State and political subdivisions	2,997	2,964	1,690	1,274

	73,929	73,493	54,768	18,725
Interest receivable	955	955	737	218

Total debt securities	$74,884	$74,448	$55,505	$18,943

Interest rate on debt securities		3.89%	3.67%	4.21%

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements are listed in Item 15 and are included herein on pages 32 through 58.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide reasonable assurance with respect to financial statement preparation and reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ambassadors International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ambassadors International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ambassadors International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Ambassadors International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ambassadors International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambassadors International, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Ambassadors International, Inc. and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

March 2, 2006

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2005 which is expected to be filed with the Securities and Exchange Commission on or about April 11, 2006.

Item 11. Executive Compensation

The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2005 which is expected to be filed with the Securities and Exchange Commission on or about April 11, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2005 which is expected to be filed with the Securities and Exchange Commission on or about April 11, 2006.

Item 13. Certain Relationships and Related Transactions

The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2005 which is expected to be filed with the Securities and Exchange Commission on or about April 11, 2006.

Item 14. Principal Accounting Fees and Services

The information is incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2005 which is expected to be filed with the Securities and Exchange Commission on or about April 11, 2006.

Item 15. Exhibit, Financial Statement Schedules

The following documents are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ambassadors International, Inc.

We have audited the accompanying consolidated balance sheets of Ambassadors International, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassadors International, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ambassadors International, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

March 2, 2006

Ambassadors International, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$17,716	$39,474
Available-for-sale securities	77,415	58,441
Accounts receivable, net of allowance of $17 and $52 in 2005 and 2004, respectively	2,976	4,128
Premiums receivable	14,135	10,040
Deferred policy acquisition costs	1,668	1,758
Reinsurance recoverable	1,257	1,597
Prepaid reinsurance premiums	1,095	1,207
Deferred income taxes	414	335
Prepaid program costs and other current assets	2,524	2,592

Total current assets	119,200	119,572
Property and equipment, net	595	664
Goodwill	8,996	6,275
Other intangibles	1,325	—
Deferred income taxes	2,444	2,575
Other assets	2,223	575

Total assets	$134,783	$129,661

Liabilities:
Current liabilities:
Accounts payable	$2,453	$2,144
Participant deposits	6,124	6,797
Accrued and other expenses	2,024	2,311
Loss and loss adjustment expense reserves	9,021	6,134
Unearned premiums	5,779	6,409
Deferred gain on retroactive reinsurance	151	522

Total current liabilities	25,552	24,317

Non-current participant deposits	5	404
Other liabilities	—	114

Total liabilities	25,557	24,835

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 10,515,273 and 9,974,922 shares issued and outstanding in 2005 and 2004, respectively	105	100
Additional paid-in capital	94,957	88,578
Retained earnings	16,522	17,514
Deferred compensation	(1,856)	(1,199)
Accumulated other comprehensive loss	(502)	(167)

Total stockholders’ equity	109,226	104,826

Total liabilities and stockholders’ equity	$134,783	$129,661

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Travel, incentive and event related	$14,281	$12,713	$13,118
Net insurance premiums earned	11,456	5,602	—
License fees and other	1,203	421	561

	26,940	18,736	13,679

Costs and operating expenses:
Cost of software and technology related sales	524	80	1,050
Selling and tour promotion	3,144	3,117	4,412
General and administrative	12,534	10,688	11,233
Loss and loss adjustment expenses	6,051	2,514	—
Insurance acquisition costs and other operating expenses	4,563	2,211	—
Impairment loss and lease exit costs	—	2,627	891

	26,816	21,237	17,586

Operating income (loss)	124	(2,501)	(3,907)

Other income:
Interest and dividend income	3,048	1,512	1,307
Realized gain on sale of available-for-sale securities	34	45	1,152
Other-than-temporary decline in available-for-sale securities	—	(942)	—
Other, net (Note 8)	1,047	319	1,384

	4,129	934	3,843

Income (loss) before income taxes	4,253	(1,567)	(64)
Provision for income taxes	1,111	370	953

Net income (loss)	$3,142	$(1,937)	$(1,017)

Earnings (loss) per share:
Basic	$0.30	$(0.20)	$(0.10)

Diluted	$0.30	$(0.20)	$(0.10)

Weighted-average common shares outstanding:
Basic	10,321	9,868	9,912

Diluted	10,597	9,868	9,912

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2002	9,916,614	$99	$88,940	$26,416	$—	$(439)	$115,016

Comprehensive income (loss):
Net loss	—	—	—	(1,017)	—	—	(1,017)
Other comprehensive income:
Marketable securities, net of taxes of $83	—	—	—	—	—	171	171

Comprehensive loss							(846)
Stock options exercised	151,261	2	1,116	—	—	—	1,118
Stock purchased and retired	(98,000)	(1)	(832)	—	—	—	(833)
Tax benefit associated with stock grants and exercise of stock options	—	—	226	—	—	—	226
Dividends ($0.20 per share)	—	—	—	(1,991)	—	—	(1,991)

Balance at December 31, 2003	9,969,875	100	89,450	23,408	—	(268)	112,690

Comprehensive income (loss):
Net loss	—	—	—	(1,937)	—	—	(1,937)
Other comprehensive income:
Marketable securities, net of tax benefit of $304	—	—	—	—	—	101	101

Comprehensive loss							(1,836)
Stock options exercised	207,047	2	1,381	—	—	—	1,383
Issuance of restricted stock	98,000	1	1,232	—	(1,233)	—	—
Amortization of deferred compensation	—	—	—	—	34	—	34
Stock purchased and retired	(300,000)	(3)	(3,672)	—	—	—	(3,675)
Tax benefit associated with stock grants and exercise of stock options	—	—	187	—	—	—	187
Dividends ($0.40 per share)	—	—	—	(3,957)	—	—	(3,957)

Balance at December 31, 2004	9,974,922	100	88,578	17,514	(1,199)	(167)	104,826

Comprehensive income (loss):
Net income	—	—	—	3,142	—	—	3,142
Other comprehensive loss:
Marketable securities, net of tax benefit of $191	—	—	—	—	—	(335)	(335)

Comprehensive income							2,807
Stock options exercised	275,634	2	1,476	—	—	—	1,478
Issuance of restricted stock	80,000	1	1,068	—	(1,069)	—	—
Amortization of deferred compensation	—	—	—	—	412	—	412
Issuance of common stock	184,717	2	2,718	—	—	—	2,720
Tax benefit associated with stock grants and exercise of stock options	—	—	1,117	—	—	—	1,117
Dividends ($0.40 per share)	—	—	—	(4,134)	—	—	(4,134)

Balance at December 31, 2005	10,515,273	$105	$94,957	$16,522	$(1,856)	$(502)	$109,226

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,142	$(1,937)	$(1,017)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,232	890	1,249
Impairment loss and lease exit costs	—	2,627	891
Other-than-temporary loss on marketable equity security	—	942	—
Undistributed earnings from equity investments	187	84	(1,116)
Amortization of deferred compensation	412	34	—
Deferred income tax provision	146	—	2,119
Gain on sale of available-for-sale securities	—	—	(1,152)
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	1,162	(1,996)	418
Premiums receivable	(4,095)	(9,710)	—
Deferred policy acquisition costs	90	(1,758)	—
Reinsurance recoverable	340	(1,597)	—
Prepaid insurance premiums	112	(1,207)	—
Prepaid program costs and other current assets	293	551	(504)
Other assets	(503)	614	234
Accounts payable and accrued and other expenses	896	1,103	(2,481)
Current and non-current participant deposits	(1,072)	(1,169)	2,608
Loss and loss adjustment expense reserves	2,887	6,134	—
Unearned premiums	(630)	6,409	—
Deferred gain on retroactive reinsurance	(371)	522	—
Other liabilities	(114)	(65)	—

Net cash provided by operating activities	4,114	471	1,249

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	54,831	98,492	50,977
Purchase of available-for-sale securities	(74,331)	(96,013)	(51,435)
Purchase of other investments	(497)	(627)	(1,934)
Cash paid for acquisitions of subsidiaries, net of cash received	(1,485)	(60)	(121)
Purchase of property and equipment	(150)	(149)	(348)
Proceeds from sale of property and equipment	—	—	17

Net cash provided by (used in) investing activities	(21,632)	1,643	(2,844)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,478	1,383	1,118
Dividends paid on common stock	(4,134)	(3,957)	(1,991)
Purchase and retirement of common stock	—	(3,675)	(833)
Cash paid on current and non-current debt	(1,584)	—	—

Net cash used in financing activities	(4,240)	(6,249)	(1,706)

Net decrease in cash and cash equivalents	(21,758)	(4,135)	(3,301)
Cash and cash equivalents, beginning of year	39,474	43,609	46,910

Cash and cash equivalents, end of year	$17,716	$39,474	$43,609

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	899	519	352
See Notes 2 and 11 for non-cash investing and financing activities.

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Company and Summary of Significant Accounting Policies

The Company

Ambassadors International, Inc. (the “Company”) was founded in 1967 as a travel services company and reincorporated in Delaware in 1995. Ambassadors Performance Group, LLC (“APG” or the “Performance Group”) commenced operations in 1996, Ambassadors Services Group, Inc. (“ASG” or the “Services Group”) commenced operations in 1998 and Ambassadors Technology Corporation (“ATC” or the “Technology Group”) commenced operations in 2002. Cypress Reinsurance, Ltd (“Cypress Re”) commenced operations in 2004. In February 2005, the Company acquired BellPort Group, Inc. (“BellPort”).

As of December 31, 2005, the following further describes the operations of the Company’s business segments:

•	Ambassadors — Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. Develops, markets and distributes event portfolio management technology solutions for corporations and large associations. In January 2004, the Company realigned its business operations and consolidated the Performance Group, the Services Group and the Technology Group into the Ambassadors segment.

•	Cypress Re — Reinsures property and casualty risks written by licensed U.S. insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.

•	Corporate and Other — Consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to the Ambassadors or Cypress Re segments. As of February 2005, Corporate and Other also includes the operations of BellPort. BellPort is a marine company operating facilities in both the United States and Mexico.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. The equity method of accounting is used for investment ownership ranging from 20 percent to 50 percent. Investment ownership of less than 20 percent is accounted for using the cost method. Certain reclassifications have been made to amounts in 2004 and 2003 to conform with the 2005 revenue presentation in the accompanying statement of operations.

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

require collateral. The Company maintains adequate reserves for potential credit losses and such losses have been minimal and within management’s estimates.

The Company believes that its primary trade accounts receivable credit risk exposure in its Ambassadors segment is limited because the entire estimated program costs are normally collected prior to program commencement and customers are primarily large credit worthy corporations, hotel chains and independent hotel owners. The Ambassadors segment is exposed to credit risk in the event that its customers cannot meet their obligations.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of net unrealized losses on marketable securities of $502,000 and $167,000, net of deferred income taxes, at December 31, 2005 and 2004, respectively.

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

Long-Lived Assets Including Intangibles

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and the Company’s strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. The Company uses a discounted cash flow model to estimate the fair market value of each of its reporting units and indefinite lived intangibles when performing its impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company amortizes its acquired intangible assets with definite lives over periods ranging from 5 to 20 years.

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

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs, commissions and other costs of acquiring insurance, that vary with and are primarily related to the production of new and renewal insurance. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. The Company considers anticipated investment income in determining the recoverability of these costs. At December 31, 2005, management believes its deferred policy acquisition costs are recoverable.

Reserve for Loss and Loss Adjustment Reserves

The liability for losses and loss-adjustment expenses includes an amount determined from loss reports and individual cases and an amount for losses incurred but not reported. The Company uses an independent actuarial firm to provide ultimate projected loss ratios on the insurance programs that it participates in. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

ultimate liability may be in excess of or less than the amounts provided. Anticipated deductible recoveries from insureds are recorded as reinsurance recoverables at the time the liability for unpaid claims is established. Other recoveries on unsettled claims, such as salvage and subrogation are recorded upon collection.

Revenue Recognition

Travel, Incentive and Event Related

The Company recognizes revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectibility is reasonably assured and delivery has occurred.

The Company bills travel participants, mainly consisting of large corporations, in advance, of which the cash received is recorded as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel and other program costs in advance of travel, which are recorded as prepaid program costs. The Company recognizes travel revenue and related costs when travel convenes and classifies such revenue as travel and incentive related. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.

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

Revenue from software and technology related events is derived from a combination of license and maintenance fees and services provided with enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from development contracts is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Such development contracts pertain to a combination of customization and enhancement programs of the Company’s event software performed at the request of clients. These contracts cover program periods of three to nine months and do not involve significant revisions to estimates due to their short-term nature. At December 31, 2004, the Company had one short-term development contract that was in the early phase of the agreement, thus no revenue was recorded on the development portion of this contract as of year end. At December 31, 2005, the Company had one short-term development contract that was in the completion phase of the agreement. Revenue from contracts relating to only maintenance or hosting of data is recognized on a straight-line basis over the period that the services are provided.

License Fees and Other

Revenue from license fees is recognized based on a contracted percentage of total program receipts recorded from the licensing source.

The Company recognizes revenue for marine and related services in accordance with the respective contracts.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

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

Income Taxes

The Company accounts for income taxes utilizing the asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The dilutive effect of options outstanding is reflected in dilutive earnings (loss) per share by application of the treasury method.

Accounting for Stock Options

The Company has certain stock-based employee compensation plans, which are more fully described in Note 11, “Stock Plans.” As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for those plans under the intrinsic value method. Because all options granted under the

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

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

The following table presents the effects on net income (loss) and earnings (loss) per share if the Company had recognized compensation expense under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$3,142	$(1,937)	$(1,017)
Add: stock-based compensation expense included in net income (loss) — as reported, net of related tax effects	245	20	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(514)	(915)	(327)

Net income (loss), pro forma	$2,873	$(2,832)	$(1,344)

Earnings (loss) per share — basic
As reported	$0.30	$(0.20)	$(0.10)
Pro forma	0.28	(0.29)	(0.14)
Earnings (loss) per share — diluted
As reported	$0.30	$(0.20)	$(0.10)
Pro forma	0.27	(0.29)	(0.14)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004, and 2003:

	2005	2004	2003
Dividend yield	2.6%	2.5%	3.0%
Expected volatility	54%	56%	59%
Risk free interest rates	4.4%	3.6%	3.2%
Expected option lives	4.0 years	4.5 years	4.5 years
Weighted-average fair value of options granted	$5.30	$4.40	$5.19

Fair Value of Financial Instruments

The estimated fair values of the financial instruments as of December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$17,716	$17,716	$39,474	$39,474
Available-for-sale securities	77,415	77,415	58,441	58,441
Other investments	1,887	1,887	250	250

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

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

Dividends Declared

On September 2, 2003, the Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. During 2005, a dividend of approximately $1,016,000 was paid on March 15, 2005 to stockholders of record on February 28, 2005, a dividend of approximately $1,034,000 was paid on June 15, 2005 to stockholders of record on May 31, 2005, a dividend of approximately $1,042,000 was paid on September 8, 2005 to stockholders of record on August 25, 2005 and a dividend of approximately $1,042,000 was paid on December 2, 2005 to stockholders of record on November 18, 2005.

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

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“ABP No. 25”) and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted disclosure-only method as an alternative to financial statement recognition. Effective January 1, 2006 the Company adopted SFAS 123R. The Company plans to use the modified-prospective method of recognition of compensation expense related to share-based payments.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method pursuant to APB No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Based on the options outstanding as of December 31, 2005, the Company anticipates its 2006 expense to be approximately $540,000. However, had the Company adopted SFAS No. 123R in prior periods, the impact would be as presented in the disclosure of pro forma earnings (loss) and earnings (loss) per share in “Note 1. Description of the Company and Summary of Significant Accounting Policies – Accounting for Stock Options.” SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,117,000, $187,000, and $226,000 in 2005, 2004 and 2003, respectively.

2.	Business Acquisitions and Investments

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marine company operating facilities in both the United States and Mexico. The purchase was completed in February 2005 for consideration of $1,280,000 in cash and the issuance of 184,717 shares of the Company’s common stock, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, the Company assumed a credit facility of approximately $1,568,000 which the Company paid off in full on February 11, 2005. In connection with the acquisition, the Company was granted a twelve month option to purchase a 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. Subsequent to year end, BellPort acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc., a California corporation, for $250,000 and extended its license agreement with BellPort Japan through 2010.

The above acquisition was accounted for using the purchase method of accounting. The results of operations of BellPort has been included in the consolidated statements of operations since the date of acquisition.

In addition to the business acquisitions described above, the Company holds minority investments in other operating companies. Other investments during the periods presented in the accompanying balance sheets and statements of operations include the following:

•	In October 1997, the Company purchased a 20% interest in a company that provides packaged tours primarily to Formula One, Indy Car and NASCAR races. This investment was reported on the equity method until the third quarter of 2004 when the Company sold 0.02% of its interest back to the company. As of December 31, 2004, this investment is reported on the cost method. As of December 31, 2005, the Company reviewed this investment noting that there are no identified events or changes in circumstances that may have an adverse effect on the carrying value of the investment.

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

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

•	In March 2002, APG acquired a 49% ownership interest in ITI. ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement call for contingent payments through 2005 based upon actual income before income taxes multiplied by APG’s 49% ownership interest calculated based on a predefined multiplier. Total payments related to ITI’s fiscal 2002 results were $2.5 million of which approximately $1.9 million was paid during 2003 and was allocated to intangible assets (license). The remaining purchase price of $542,000 was paid during 2002 and was allocated to goodwill. Total payments related to ITI’s fiscal 2003 and 2004 results were $0.6 million and $0.3 million, respectively, and was allocated to intangible assets (license). As of December 31, 2005, the Company’s obligation related to ITI’s fiscal 2005 results is estimated to be approximately $669,000, of which $458,000 remains unpaid and is accrued in the accompanying balance sheet as of December 31, 2005. License fees earned from ITI are included in the operations of Ambassadors and represent approximately $445,000, $421,000 and $561,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company also recorded its proportional share of the earnings and management fees from ITI of approximately $1,162,000, $291,000 and $1,019,000 for the years ended December 31, 2005, 2004 and 2003, respectively, which are included in other income. At December 31, 2005 and 2004, the Company had approximately $249,000 and $81,000, respectively, in receivables related to license and management fees and approximately $300,000 and $78,000, respectively, in undistributed earnings from ITI. As more fully described in Note 4, in 2004 the Company wrote off the goodwill and unamortized balance of the intangible asset.

•	As of December 31, 2003, the Company had an investment in the financial results of a property and casualty insurance program mainly consisting of auto liability and auto physical damage risks for the accident years ended June 30, 2003 and 2004. The Company issued letters of credit for its right to participate proportionately in the underwriting profits or losses of the accident years ending June 30, 2003 and 2004. The Company has recorded its proportional share of the income from this investment of approximately $331,000 for the year ended December 31, 2003 in other income. As more fully described in Note 3, in 2004, these investments were transferred to the Company’s newly formed reinsurance company, Cypress Re.

•	BellPort has a 50% ownership interest in Deer Harbor WI, LLC (“DHWI”). DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. The Company had recorded its proportional share of losses from DHWI of approximately $113,000 for the year ended December 31, 2005 which is included in other income.

At December 31, 2005 and 2004, the above other investments represented approximately $1,887,000 and $250,000, respectively, and were included in other assets in the accompanying balance sheets.

3.	Reinsurance

In December 2003, the Company formed Cypress Re and registered it as a Class 3 Reinsurer pursuant to Section 4 of the Bermuda Monetary Authority Act to carry on business in that capacity subject to the provisions of the Bermuda Monetary Authority Act.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

The Company reinsures property and casualty risks written by licensed U.S. insurers through Cypress Re. The lines of business that are being reinsured include commercial auto liability, commercial physical damage, commercial property, general liability and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations. Members whose risk is reinsured under a program must meet certain loss control program qualifications. A member of a group must pass certain pre-qualification criteria as part of the underwriting review by a third party.

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

During 2005 and 2004, Cypress Re entered into additional quota share reinsurance agreements. These reinsurance agreements represent participation in selective property and casualty programs. The reinsurance agreements meet the requirements of SFAS No. 113. One of the quota share reinsurance agreements entered into in 2005 covers a retroactive period from May 7, 2004 through May 31, 2005 and a prospective period from June 1, 2005 through June 7, 2006. One of the quota share reinsurance agreements entered into in 2004 covers a retroactive period from January 1, 2003 through May 31, 2004 and a prospective period from June 1, 2004 through December 31, 2004. The other agreements entered into in 2005 and 2004 contain only prospective components.

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As a result, unearned premium reserves, deferred policy acquisition costs and ceded prepaid reinsurance premiums of $5.8 million, $1.7 million and $1.1 million and $6.4 million, $1.8 million and $1.2 million, respectively, were recorded on the balance sheet as of December 31, 2005 and 2004.

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

period that the changes in estimated ultimate payout are made. As of December 31, 2005 and 2004, the deferred gain on retroactive reinsurance was $0.2 million and $0.5 million, respectively. During 2005 and 2004 Cypress Re recognized in income $0.4 and $0.5 million, respectively, of previously deferred gain.

As of December 31, 2005 and 2004, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves of $1.6 million, $0.1 million, and $1.0 million and $2.7 million, $1.6 million and $3.4 million, respectively, related to retroactive reinsurance were recorded on the Company’s balance sheet. The December 31, 2005 and 2004 loss and loss adjustment expense reserve balances include reserves for both prospective and retroactive reinsurance as well as $0.2 and $0.4 million for incurred but not reported claims related to retroactive reinsurance.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable at December 31, 2005 and 2004 is comprised of funds held in trust by the ceding company, of approximately $10.5 million and $5.6 million, respectively, and deferred and not yet due premiums from the ceding company of approximately $3.6 million and $4.4 million, respectively. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.

As of December 31, 2005 and 2004, reinsurance recoverable and prepaid reinsurance premiums of $1.3 million and $1.1 million and $1.6 million and $1.2 million, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or nonperformance is limited to these amounts.

The effect of reinsurance on premiums written and earned as of December 31, 2005 and 2004 was as follows (in thousands):

	2005		2004
	Written	Earned	Written	Earned
Assumed	$13,742	$14,372	$13,516	$7,106
Ceded	(2,804)	(2,916)	(2,712)	(1,504)

Net premiums	$10,938	$11,456	$10,804	$5,602

As of December 31, 2005 and 2004, the Company had issued approximately $11,018,000 and $9,898,000, respectfully, in letters of credit related to property and casualty insurance programs. The letters of credit expire at various dates through 2006.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

The activity in the liability for unpaid loss and loss adjustment expenses is summarized as follows:

	2005	2004
Balance at January 1,	$6,134	$—
Less reinsurance recoverables	1,597

Net Balance at January 1,	4,537	—

Loss reserves on retroactive reinsurance	133	3,070
Change in deferred gain on retroactive reinsurance	428	2

	561	3,072
Incurred related to:
Amortization of deferred gain on retroactive reinsurance	(398)	(506)
Current year	7,606	3,020
Prior years	(1,157)	—

Total incurred	6,051	2,514

Paid related to:
Current year	(1,043)	(1,049)
Prior years	(2,342)	—

Total paid	(3,385)	(1,049)

Net balance at December 31,	7,764	4,537
Plus reinsurance recoverable	1,257	1,597

Balance at December 31,	$9,021	$6,134

4.	Impairment Loss and Lease Exit Costs

As discussed in Note 1, the Company performed its annual impairment test on the ITI goodwill and the intangible asset (license) and concluded that due to declining operating results, projected business and other contributing factors of the investee, the assets were impaired as of December 31, 2004. As a result of the impairment, in 2004 the Company recorded a charge of approximately $542,000 to write off the entire goodwill balance and approximately $2,085,000 to write off the unamortized balance of the intangible asset.

In December 2003, the Company consolidated the operations of the Technology Group into its corporate headquarters in Newport Beach, California in order to improve operating efficiencies and reduce future costs. As discussed in Note 1, the Company performed its annual impairment test on the Technology Group’s intangible asset, purchased software, and concluded that due to the recent consolidation of operations, the asset was impaired. Accordingly, the Company recorded a charge related to the unamortized balance of the purchased software related to the acquisition of Bluedot Virtual Event Organization, Inc. (“Bluedot Software”) in 2002 of approximately $502,000. The Company also recorded approximately $389,000 related to the write-down of assets, lease exit costs and employee relocation expenses due to the closure of the San Francisco office. The Company recorded approximately $317,000 in accounts payable and other liabilities at December 31, 2003 for the remaining unpaid balance of these expenses. The Company paid and charged against the liability, net of sublease income received, approximately $79,000 during 2004. In addition, the Company recorded an adjustment to the lease exit costs in general and administrative expenses of approximately $89,000 in the quarter ended June 30, 2004 due to executing a sublease agreement which was more favorable than originally estimated. At December 31, 2005, approximately $144,000 remained unpaid and is included in accounts payable and other liabilities in the accompanying balance sheet.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

5.	Available-for-Sale Securities

At December 31, 2005 and 2004, the cost and estimated fair values of the Company’s investments in marketable equity securities and U.S. government and agency obligations were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
December 31, 2005:
Debt securities:
U.S. government and agency obligations	$34,376	$—	$(205)	$34,171
Corporate bonds	36,556	—	(198)	36,358
State and political subdivisions	2,997	—	(33)	2,964

	73,929	—	(436)	73,493
Interest receivable	955	—	—	955

Total debt securities	74,884	—	(436)	74,448
Marketable equity securities	2,967	—	—	2,967

	$77,851	$—	$(436)	$77,415

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
December 31, 2004:
Debt securities:
U.S. government and agency obligations	$26,992	$—	$(125)	$26,867
Corporate bonds	23,106	1	(112)	22,995
State and political subdivisions	4,775	—	(31)	4,744

	54,873	1	(268)	54,606
Interest receivable	507	—	—	507

Total debt securities	55,380	1	(268)	55,113
Marketable equity securities	3,328	—	—	3,328

	$58,708	$1	$(268)	$58,441

The following table represents the gross unrealized loss by date acquired as of December 31, 2005 (in thousands):

	Less than 12 Months	Greater than 12 Months	Total
Gross unrealized loss:
U.S. government and agency obligations	$(139)	$(66)	$(205)
Corporate bonds	(121)	(77)	(198)
State and political subdivisions	(18)	(15)	(33)

	$(278)	$(158)	$(436)

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

The Company reviews its available-for-sale debt and equity securities to determine if any unrealized losses incurred are considered to be temporary and therefore are not impaired. In its evaluation of unrealized losses for impairment and the classification of such losses as temporary or other-than-temporary, management considers a number of factors. These factors include the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment to allow for the market to recover. In 2004, based on the Company’s review of these factors and the closing price of the marketable equity securities subsequent to December 31, 2004, management concluded the unrealized loss incurred on an equity security was considered to be other-than-temporary. Accordingly, the Company realized a loss in 2004 of approximately $942,000 based on the fair market value of the securities at of December 31, 2004. As of December 31, 2005, the unrealized loss incurred on an equity security was not considered to be other-than-temporary.

For the year ended December 31, 2005 and 2004, the Company recorded realized gains on sale of available-for-sale securities of approximately $34,000 and $45,000, respectively, based on specific identification of the cost of securities sold during the year. As discussed in Note 2, the Company recorded realized gains related to its investment in SatoTravel of approximately $1.2 million for the year ended December 31, 2003. The Company recorded no realized losses in 2005 or 2003.

The following table represents principal cash flows from available-for-sale debt securities outstanding as of December 31, 2005 by contractual maturity date and average interest rate (in thousands, except interest rates):

	Maturity Date Year Ending December 31,
	2006	2007
Debt securities:
U.S. government and agency obligations	$25,634	$8,537
Corporate bonds	27,444	8,914
State and political subdivisions	1,690	1,274

	54,768	18,725
Interest receivable	737	218

Total debt securities	$55,505	$18,943

Interest rate on debt securities	3.67%	4.21%

6.	Property and Equipment

Property and equipment consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Computer software and equipment	$2,333	$2,142
Office furniture, fixtures and equipment	1,936	1,916
Leasehold improvements	638	638
Boats and trucks	69	—

	4,976	4,696
Less accumulated depreciation and amortization	(4,381)	(4,032)

	$595	$664

Depreciation and amortization expense related to property and equipment was approximately $375,000, $495,000 and $756,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

In 2003, the Company also incurred approximately $38,000 in additional depreciation expense related to the write off of equipment from the 2002 asset purchase within the Technology Group as described in Note 4.

7.	Goodwill and Other Intangibles

Goodwill and other intangibles consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Goodwill	$6,275	$6,817
BellPort acquisition	2,721	—
Less impairment charge	—	(542)

	$8,996	$6,275

Other Intangibles:
Management contracts	$1,252	$—
Trade name	259	—
License	—	2,847

	1,511	2,847
Less accumulated amortization	(186)	(762)
Less impairment charge	—	(2,085)

Total other intangibles	$1,325	$—

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

In 2005, the Company increased goodwill by approximately $2,721,000 and other intangibles by approximately $1,511,000 as a result of its acquisition of BellPort. Other intangibles acquired consist of management contracts and the BellPort trade name. As of December 31, 2005, the Company recorded amortization expense of the management contracts of approximately $164,000. The Company also incurred approximately $22,000 in additional amortization expense related to the write off of one of its management contracts due to its early termination in December 2005. The trade name is an indefinite lived asset.

8.	Other Income

Other income includes the following at December 31, 2005, 2004 and 2003 (in thousands):

	December 31,
	2005	2004	2003
Other, net:
Equity earnings and management fees	$1,049	$295	$1,020
Allocable earnings from insurance contract	—	—	331
Other income (expense)	(2)	24	33

Total other, net	$1,047	$319	$1,384

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

9.	Income Taxes

The income tax provision (benefit) included in the consolidated statements of operations is as follows (in thousands):

	December 31,
	2005	2004	2003
Current:
Federal	$416	$367	$(1,239)
State	(577)	3	(9)

Total current	(161)	370	(1,248)

Deferred:
Federal	889	—	2,152
State	383	—	49

Total deferred	1,272	—	2,201

Total income tax provision	$1,111	$370	$953

The reconciliation of U.S. statutory federal income tax expense to income tax provision on income (loss) before income tax is as follows (in thousands):

	December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Provision (benefit) at the federal statutory rate	$1,446	34.0%	$(548)	35.0%	$(22)	35.0%
Change in valuation allowance	(338)	(8.0)	1,319	(84.2)	1,587	(2,479.7)
State income tax, net of federal benefit	134	3.2	(153)	9.8	22	(35.0)
Tax exempt interest	(10)	(0.2)	(101)	6.4	(436)	681.3
Rate adjustment	351	8.3	—	—	—	—
Reserve adjustment	(559)	(13.2)	—	—	—	—
Other permanent and return to provision items	87	2.0	(147)	9.4	(198)	309.4

	$1,111	26.1%	370	(23.6)%	953	(1,489.0)%

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	2005	2004
Deferred tax assets:
Accrued vacation and compensation	$266	$78
Unrealized loss on marketable securities	654	486
Write off of intangible assets	3,685	4,629
Allowance for billing reserve	215	254
Unearned premiums	318	364
Loss and loss adjustment expense reserves	252	153
Deferred gain on loss portfolio transfers	51	183
Net operating loss carryforward	204	391
Other	130	194

Total deferred tax assets	5,775	6,732
Valuation allowance for deferred tax assets	(2,342)	(3,200)

Total deferred tax assets net of valuation allowance	3,433	3,532

Deferred tax liabilities:
Deferred policy acquisition costs	(567)	(614)
Other	(8)	(8)

Total deferred tax liabilities	(575)	(622)

Net deferred tax assets	$2,858	$2,910

At December 31, 2005, the Company has state net operating loss (“NOL”) carryforwards of approximately $3,200,000. The state NOL carryforwards expire at various dates from 2013 through 2024. Utilization of these losses may be subject to an annual limitation due to ownership change constraints set forth in the Internal Revenue Code of 1986 and similar state tax provisions.

At December 31, 2003, the Company recorded a valuation allowance against its net deferred tax assets of approximately $1,587,000. In 2004, the Company increased its valuation allowance by an additional $1,613,000 resulting in a total valuation allowance of approximately $3,200,000 as of December 31, 2004. In 2005, the Company reduced its valuation allowance by $858,000 resulting in a total valuation allowance of approximately $2,342,000 as of December 31, 2005. Approximately $339,000 of the valuation allowance reduction impacted the 2005 income tax expense. The BellPort acquisition during the first quarter of 2005 resulted in a decrease in the valuation allowance of approximately $519,000. The acquisition adjustment to the valuation allowance did not impact the 2005 income tax expense. The effective annual tax rate for fiscal year 2005 was impacted by the adjustment of the Company’s federal rate to 34% and the relief of certain state tax reserves established in fiscal year 2000 due to the expiration of certain state statutes of limitations.

If, or when recognized, the tax benefits related to any reversal of the valuation allowance on deferred tax assets at December 31, 2005 will be accounted for as follows: approximately $2,296,000 will be recognized as a reduction of income tax expense and $46,000 will be recognized as an increase in stockholders equity for certain tax deductions from employee stock options. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

10.	Commitments and Contingencies

The Company leases office facilities and office equipment under non-cancelable operating leases. Certain of the Company’s leases have escalation clauses. The Company’s obligations under non-cancelable lease commitments end in 2010 and are as follows (in thousands):

Year Ending December 31,:
2006	$912
2007	889
2008	719
2009	375
2010	188

$3,083

Total rent expense from for the years ended December 31, 2005, 2004 and 2003 was approximately $696,000, $656,000 and $1,237,000, respectively. As described in Note 4, the Company incurred approximately $304,000 of lease exit costs associated with the San Francisco, California office of the Technology Group which represents lease obligations, net of anticipated sublease income, beginning January 2004 and continuing until the Company can exercise the early termination clause of the contract in July 2006 upon nine months written notice. The Company provided such notice and intends to cancel this lease. Future minimum rental income under the non-cancelable subleases is approximately $45,000 for the year ended December 31, 2007.

The Company entered into agreements to sublease office facilities in Newport Beach, California and Boston, Massachusetts. Sublease rental income for the years ended December 31, 2005, 2004 and 2003 was approximately $247,000, $242,000 and $246,000, respectively. Included in the sublease income are amounts received from a related party of approximately $68,000, $117,000 and $40,000 for each of the years ended December 31, 2005, 2004 and 2003, respectively.

In the ordinary course of business the Company may from time to time be required to enter into letters of credit related to its insurance programs and for its travel related programs with airlines, travel providers and travel reporting agencies. As of December 31, 2005, the Company has issued approximately $11,018,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2006. As of December 31, 2005, the Company has issued approximately $775,000 in letters of credit related to normal business operations which expire at various dates through 2006. The Company has a $15 million line of credit to support the outstanding letters of credit. Pursuant to the line of credit, the Company is subject to certain covenants, which include, among other things, a requirement for unencumbered liquid assets. As of December 31, 2005, the Company was in compliance with these covenants.

The Company is subject to claims, suits and complaints, which have arisen in the ordinary course of business. In the opinion of management and its legal counsel, all matters are without merit or are of such a nature, or involve such amounts as would not have a material effect on the financial position, cash flows or results of operations of the Company.

11.	Stock Plans

The Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) during 1995 and amended and restated the 1995 Plan in 2002, 1999 and 1998. In 2005 the Company adopted the 2005 Incentive Award Plan (the “2005 Plan”). Both the 1995 Plan and the 2005 Plan provide for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, employees and

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

consultants of the Company. The maximum number of shares which may be awarded under the 1995 Plan is 2,200,000 shares. The maximum number of shares which may be awarded under the 2005 Plan is 600,000 shares. Under the terms of both the 1995 Plan and the 2005 Plan, options to purchase shares of the Company’s common stock are granted at a price set by the Compensation Committee of the Board of Directors, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards. Vested options may be exercised for a period up to 10 years from the grant date.

Stock option transactions are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2002	1,199,352	$7.40
Granted	224,900	12.28
Forfeited	(40,398)	7.72
Exercised	(151,261)	7.31

Balance, December 31, 2003	1,232,593	8.09
Granted	243,000	12.65
Forfeited	(63,241)	9.09
Exercised	(207,047)	6.68

Balance, December 31, 2004	1,205,305	9.20
Granted	301,000	13.81
Forfeited	(2,066)	10.15
Exercised	(275,634)	5.79

Balance, December 31, 2005	1,228,605	$11.09

	Number of Shares	Weighted- Average Exercise Price
Options exercisable at:
December 31, 2003	743,465	6.89
December 31, 2004	704,306	7.41
December 31, 2005	621,757	9.22

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2005:

Range of Exercise Price	Number Outstanding as of 12/31/05	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of 12/31/05	Wtd. Avg. Exercise Price of Exercisable Options
$ 2.93 - $ 5.85	104,566	4.0	$5.24	104,566	$5.24
$ 5.85 - $ 8.78	126,886	4.4	7.82	109,988	7.80
$ 8.78 - $11.70	230,652	3.7	9.20	226,302	9.21
$11.70 - $15.01	766,501	8.7	13.00	180,901	12.40

	1,228,605	6.9	$11.09	621,757	$9.22

In addition to the stock options above, restricted stock awards were granted in 2004 to certain members of executive management aggregating 98,000 shares, at $12.58 per share, representing the closing price of the

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

shares on the date of grant. The restricted stock fully vests on the third anniversary of the date of grant, subject to meeting certain performance goals. The Company recorded the grant as deferred compensation in 2004. In 2005, the Company granted restricted stock awards to certain members of executive management aggregating 80,000 shares, at $13.36 per share, representing the closing price of the shares on the date of grant. The restricted stock fully vests on the third anniversary of the date of grant. The Company recorded the grant as deferred compensation in 2005. The Company recorded compensation expense of approximately $412,000 and $34,000 related to the restricted stock grants as of December 31, 2005 and 2004, respectively.

12.	Employee Benefit Plan

Effective January 1, 1993, the Company established a noncontributory profit sharing plan that covers substantially all employees. During 1996, the assets of the plan were transferred into a new 401(k) Profit-Sharing Plan (the “401(k) Plan”).

Employees are eligible to participate in the 401(k) Plan upon six months of service and 21 years of age. Employees may contribute up to 92% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 2005, 2004 and 2003, the Company contributed approximately $29,000, $29,000 and $40,000, respectively, to the 401(k) Plan.

13.	Common Stock Repurchase Plan

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock in the open market or through private transactions, up to $20.0 million in the aggregate. This repurchase program is ongoing and as of December 31, 2005, the Company has repurchased 1,051,500 shares for approximately $12.4 million. During the year ended December 31, 2004, 300,000 shares for approximately $3,675,000 were repurchased. During the year ended December 31, 2003, 98,000 shares for approximately $833,000 were repurchased. The Company made no repurchases during 2005.

14.	Summarized Income Statement Information of Affiliate

The Company has a 49% ownership interest in ITI and accounts for this investment using the equity method as discussed in Note 2. This investment was considered significant to the Company’s fiscal 2005 and 2003 operations as defined by applicable Securities and Exchange Commission regulations. The following summarizes the unaudited income statements of the investee for the years ended December 31, 2004 and the audited income statement of the investee for the year ended December 31, 2005 and 2003 (in thousands):

	December 31,
	2005	2004	2003
		(unaudited)
Revenue	$3,781	$1,874	$3,474
Operating expenses	1,960	1,567	1,894

Operating income	1,821	307	1,580
Other income	42	15	20

Net income	$1,863	$322	$1,600

Company’s share of net income	$913	$158	$784

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

15.	Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share (EPS) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	2005	2004	2003
Numerator:
Net income (loss) for basic and diluted earnings per share	$3,142	$(1,937)	$(1,017)

Denominator:
Weighted-average shares outstanding — basic	10,321	9,868	9,912
Effect of dilutive common stock options	276	—	—

Weighted-average shares outstanding — diluted	10,597	9,868	9,912

At December 31, 2005, 2004 and 2003 there were approximately 17,000, 104,000 and 147,000 stock options outstanding, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive. At December 31, 2004 and 2003 the effect of dilutive common stock options of 258,000 shares in each period have also been excluded from the weighted-average share calculation as the effects of these shares are anti-dilutive.

16.	Business Segments

Commencing in December of 2003, management performed a review of its existing business operations. During this review, management evaluated its reportable segments and considered the criteria as set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the consideration of certain aggregation criteria, including economic characteristics, the nature of products and services, the nature of the production process, the type or class of customer for their products and services, the methods used to distribute products or provide services, and if applicable, the nature of the regulatory environment. The Company is not subject to any regulatory requirements in its operations. After its review, management concluded that its existing business operations met the aggregation requirements under SFAS No. 131 and planned to consolidate its reporting segments. Accordingly, in January 2004, the Company realigned its business operations and consolidated the Performance Group, the Services Group and the Technology Group into one segment, called Ambassadors. Furthermore, Cypress Re is reported as a stand alone segment from Corporate and Other. Corporate and Other consists of general corporate assets (primarily cash and cash equivalents and investments) and the operations of BellPort.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

Selected financial information related to these segments is as follows (in thousands):

	Ambassadors	Cypress Re	Corporate and Other	Total
2005:
Revenues	$14,726	$11,456	$758	$26,940
Depreciation and amortization expense	997	—	235	1,232
Operating income (loss)	2,550	842	(3,268)	124
Interest and dividend income	389	579	2,080	3,048
Equity in net income and management fees received from investments accounted for by the equity method	1,162	—	(113)	1,049
Income tax expense (benefit)	1,501	476	(866)	1,111
Capital expenditures of property, equipment, and intangible assets	106	—	4,434	4,540
Goodwill	6,275	—	2,721	8,996
Other intangibles	—	—	1,325	1,325
Total assets	13,625	28,094	93,064	134,783

2004:
Revenues	$13,134	$5,602	$—	$18,736
Depreciation and amortization expense	853	—	37	890
Impairment loss and lease exit costs	2,627	—	—	2,627
Operating income (loss)	(1,030)	877	(2,348)	(2,501)
Interest and dividend income	155	232	1,125	1,512
Other-than-temporary decline in available-for-sale securities	—	—	942	942
Equity in net income and management fees received from investments accounted for by the equity method	291	—	4	295
Income tax expense (benefit)	(224)	365	229	370
Capital expenditures of property, equipment, and intangible assets	428	—	7	435
Goodwill	6,275	—	—	6,275
Total assets	13,874	24,783	91,004	129,661

2003:
Revenues	$13,679	$—	$—	$13,679
Depreciation and amortization expense	1,213	—	36	1,249
Impairment loss and lease exit costs	891	—	—	891
Operating income (loss)	(1,973)	—	(1,934)	(3,907)
Interest and dividend income	141	—	1,166	1,307
Gain on sale of available-for-sale securities	—	—	1,152	1,152
Allocable earnings from insurance contract and equity in net income and management fees received from investments accounted for by the equity method	1,019	—	332	1,351
Income tax expense (benefit)	(340)	—	1,293	953
Capital expenditures of property, equipment, and intangible assets	1,176	—	—	1,176
Goodwill	6,817	—	—	6,817
Other intangibles	2,194	—	—	2,194
Total assets	14,100	—	110,950	125,050

In January 2006, concurrent with certain acquisitions completed subsequent to December 31, 2005, the Company realigned its business segments. In future periods the Company will report the following business

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

segments: (i) Cruise, (ii) Marine, which will include the operations of BellPort, (iii) Travel and Events, which will include the operations of Ambassadors, (iv) Insurance, which will include the operations of Cypress Re and (v) Corporate and Other, which will consist of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to the operating segments.

17.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2005 and 2004 is as follows (in thousands, except per share data):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2005:
Revenues	$7,981	$7,828	$6,374	$4,757
Operating income (loss)	1,903	834	(517)	(2,096)
Net income (loss)	1,519	1,344	428	(149)
Earnings (loss) per share — basic	0.15	0.13	0.04	(0.01)
Earnings (loss) per share — diluted	0.15	0.13	0.04	(0.01)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2004:
Revenues	$4,972	$4,026	$4,529	$5,209
Operating income (loss) (A)	1,465	(115)	(175)	(3,676)
Net income (loss) (A)	1,183	154	202	(3,476)
Earnings (loss) per share — basic	0.12	0.02	0.02	(0.35)
Earnings (loss) per share — diluted	0.12	0.02	0.02	(0.35)

(A)	The operating income (loss) during the fourth quarter of 2004 was impacted by a pretax impairment loss of approximately $2,627,000. Net income (loss) during the fourth quarter of 2004 was also impacted by the pretax impairment loss as noted above and by a realized loss in other income from an other-than-temporary decline in a marketable equity security of approximately $942,000. For a further discussion of these factors impacting the fourth quarter of 2004 financial results, see “Note 4. Impairment Loss and Lease Exit Costs” and “Note 5. Available-for-Sale Securities.”

18.	Subsequent Event (unaudited)

In December 2005, the Company formed Ambassadors Cruise Group, LLC, a Delaware limited liability company (“ACG” or “Ambassadors Cruise Group”). On January 13, 2006, ACG consummated its acquisition of American West Steamboat Company LLC, an Oregon limited liability company and related entities (collectively, “American West Cruises”), pursuant to that certain Membership Interest Purchase Agreement dated December 27, 2005, as amended (the “Purchase Agreement”) by and among the Company, Ambassadors Cruise Group and Oregon Rail Holdings LLC (“Oregon Rail”).

The transaction was subject to the approval of certain debt covenant amendments by the U.S. Department of Transportation, as well as customary closing conditions. Under the terms of the agreement, Ambassadors Cruise Group acquired the membership interests of American West Cruises for one dollar, repaid certain outstanding indebtedness of approximately $4.3 million which were held by American West Cruises and assumed approximately $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the U.S. Maritime Administration. In addition, the transaction consideration consisted of 250,000 shares of the Company’s restricted common stock, which is subject to forfeiture to the Company if certain future financial targets are not met during the four years following the close of the transaction.

Ambassadors International, Inc.

Schedule II — Consolidated Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

	Balance at Beginning of Year	Additions	Deductions, Recoveries and Write-Offs	Balance at End of Year
December 31, 2005:
Allowance for doubtful accounts receivable	$51,922	$36,696	$(71,255)	$17,363

December 31, 2004:
Allowance for doubtful accounts receivable	$74,683	$2,216	$(24,977)	$51,922

December 31, 2003:
Allowance for doubtful accounts receivable	$72,704	$4,773	$(2,794)	$74,683

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members of Incentive Travel, LLC

We have audited the accompanying balance sheet of Incentive Travel, LLC as of December 31, 2005, and the related statements of income, changes in members’ equity, and cash flows for the year then ended and for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, also assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Incentive Travel, LLC at December 31, 2005, and the results of its operations and its cash flows for the year then ended and for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Irvine, California

February 14, 2006

Incentive Travel, LLC

Balance Sheets

(in thousands)

	December 31,
	2005	2004
		(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$255	$1,820
Accounts receivable	1,110	1,191
Prepaid program costs and other current assets	364	297

Total current assets	1,729	3,308
Property and equipment, net	17	25

Total assets	$1,746	$3,333

Liabilities:
Current liabilities:
Participant deposits	$585	$1,258
Accounts payable (including $286 and $140 to related parties at 2005 and 2004, respectively; Note 3)	401	168
Accrued and other expenses	77	1,678

Total liabilities	1,063	3,104

Commitments

Members’ equity:
Members’ contribution	71	71
Undistributed earnings	612	158

Total members’ equity	683	229

Total liabilities and members’ equity	$1,746	$3,333

See Notes to Financial Statements.

Incentive Travel, LLC

Statements of Income

(in thousands)

	Years Ended December 31,
	2005	2004	2003
		(unaudited)
Revenue	$3,781	$1,874	$3,474

Operating expenses:
Selling and tour promotion (including $463, $438 and $584 to a related party at 2005, 2004 and 2003, respectively; Note 3)	500	478	603
General and administrative (including $255, $165 and $293 to related parties at 2005, 2004 and 2003, respectively; Note 3)	1,015	668	730
License fees to a related party (Note 3)	445	421	561

	1,960	1,567	1,894

Operating income	1,821	307	1,580

Other income	42	15	20

Net income	$1,863	$322	$1,600

See Notes to Financial Statements.

Incentive Travel, LLC

Statements of Changes in Members’ Equity

(in thousands)

	Incentive Travel, Inc.	Ambassadors, LLC	Total
Balance at December 31, 2002 (unaudited)	$332	$251	$583

Members’ earnings distributions	(261)	(251)	(512)

Net income	816	784	1,600

Balance at December 31, 2003	887	784	1,671

Members’ earnings distributions	(900)	(864)	(1,764)

Net income	164	158	322

Balance at December 31, 2004 (unaudited)	151	78	229

Members’ earnings distributions	(718)	(691)	(1,409)

Net income	950	913	1,863

Balance at December 31, 2005	$383	$300	$683

See Notes to Financial Statements.

Incentive Travel, LLC

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2005	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$1,863	$322	$1,600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15	13	30
Change in assets and liabilities:
Accounts receivable	81	(408)	(471)
Prepaid program costs and other current assets	(67)	206	1,167
Participant deposits	(673)	1,256	(2,771)
Accounts payable	233	(279)	276
Accrued and other expenses	(1,601)	1,303	77

Net cash provided by (used in) operating activities	(149)	2,413	(92)

Cash flows from investing activities:
Purchase of property and equipment	(7)	(22)	(5)

Cash flows from financing activities:
Members earnings distribution	(1,409)	(1,764)	(512)

Net increase (decrease) in cash and cash equivalents	(1,565)	627	(609)
Cash and cash equivalents, beginning of year	1,820	1,193	1,802

Cash and cash equivalents, end of year	$255	$1,820	$1,193

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

Credit Risk

Cash and cash equivalents are exposed to concentrations of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions that are not covered by this insurance. If such institutions were to become insolvent during which time they held the Company’s cash and cash equivalents in excess of the insurance limit, it would be necessary for the Company to obtain credit financing to operate its programs.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Cost of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. Major additions

Incentive Travel, LLC

Notes to Financial Statements, Continued

2004 Unaudited

and betterments are capitalized. Property and equipment are depreciated using the straight-line method generally over 3 to 7 years. The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the income statement.

Revenue Recognition

The Company bills travel participants, mainly consisting of large corporations, in advance, of which the cash received is recorded as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel and other program costs in advance of travel, which are recorded as prepaid program costs. The Company recognizes travel revenue and related costs when travel convenes.

In 2005, two customers accounted for 88% and 12% of the Company’s total revenue, respectively. In 2004, two customers accounted for 53% and 47% of the Company’s total revenue, respectively. In 2003, three customers accounted for 47%, 32% and 14% of the Company’s total revenue, respectively.

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

The Company’s initial capital consisted of approximately $71,000 of fixed assets transferred to the Company by ITI. The Operating Agreement specifies that no member shall be required to make additional capital contributions to the Company. The terms of the Purchase Agreement for Ambassadors’ membership interest call for contingent payments through 2005 payable to ITI based upon actual income before income taxes multiplied by Ambassadors’ 49% ownership interest calculated based on a predefined multiplier. Total payments to ITI related to the Company’s fiscal 2002 results were $2.5 million of which approximately

Incentive Travel, LLC

Notes to Financial Statements, Continued

2004 Unaudited

$542,000 was paid during 2002 and $1.9 million was paid during 2003. Total payments to ITI related to Company’s fiscal 2003 results were $0.6 million and was paid in 2004. Total payments to ITI related to the Company’s fiscal 2004 results were $0.3 million and was paid in 2005. Ambassadors obligation related to the Company’s fiscal 2005 results is estimated to be approximately $669,000 of which $211,000 was paid in 2005 and the remaining $458,000 is anticipated to be paid in 2006 to ITI.

3.	Related Party Transactions

Pursuant to the License Agreement, the Company shall pay a license fee to Ambassadors for the use of the Ambassadors name. This agreement will terminate on December 31, 2027; however, Ambassadors may elect to terminate the agreement at any time and for any reason, with or without cause. As of December 31, 2005, the agreement has not been terminated. The fee for the use of the license is based upon a contracted percentage of total program receipts recorded by the Company. The Company incurred approximately $445,000, $421,000 and $561,000 in license fees for the years ended December 31, 2005, 2004 and 2003, respectively.

Pursuant to the Operating Agreement, the Company shall pay ITI a sales commission based upon a contracted percentage of total program receipts for the sale, marketing and management of corporate incentive services in the United States for as long as ITI is a member of the Company. The Company incurred approximately $463,000, $438,000 and $584,000 in sales commissions for the years ended December 31, 2005, 2004 and 2003, respectively, which are included in selling and tour promotion expenses in the accompanying statements of income.

The Operating Agreement also contracts the Company to pay a management fee to Ambassadors for the use of select services of the member, including but not limited to accounting, human resource and certain management functions. Management fees of approximately $255,000, $127,000 and $235,000 for the years ended December 31, 2005, 2004 and 2003, respectively, were incurred by the Company and are included in general and administrative expenses in the accompanying statements of income.

The Company had approximately $286,000 and $140,000 in payables for the years ended December 31, 2005 and 2004, respectively, for the above related party license fee, management fee and sales commission.

In 2004 and 2003, the Company also leased its primary office space from a related party on a month to month basis. Total rent expense for was approximately $38,000 and $58,000 for 2004 and 2003, respectively, and are included in general and administrative expenses in the accompanying statements of income. Total rent expense for 2005 was approximately $43,000 and is included in general and administrative expenses in the accompanying statements of income. Currently, the Company is not committed to any other rental expenses.

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	2005	2004
Computer software and equipment	$106	$103
Office furniture, fixtures and equipment	151	147

	257	250
Less accumulated depreciation and amortization	(240)	(225)

	$17	$25

Depreciation and amortization expense related to property and equipment was approximately $15,000, $13,000 and $30,000 in 2005, 2004 and 2003, respectively.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC.
(Registrant)

Date: March 9, 2006	By:	/s/ Brian R. Schaefgen
Brian R. Schaefgen,
Chief Financial Officer

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

Signature	Title	Date

/s/ Joseph J. Ueberroth Joseph J. Ueberroth	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2006

/s/ Peter V. Ueberroth Peter V. Ueberroth	Chairman of the Board of Directors	March 9, 2006

/s/ Brian R. Schaefgen Brian R. Schaefgen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2006

/s/ Brigitte M. Bren Brigitte M. Bren	Director	March 9, 2006

/s/ James L. Easton James L. Easton	Director	March 9, 2006

/s/ Rafer L. Johnson Rafer L. Johnson	Director	March 9, 2006

Signature	Title	Date

/s/ Kevin M. Luebbers Kevin M. Luebbers	Director	March 9, 2006

/s/ John C. Spence John C. Spence	Director	March 9, 2006

/s/ J. Fife Symington IV J. Fife Symington IV	Director	March 9, 2006

/s/ Richard D.C. Whilden Richard D.C. Whilden	Director	March 9, 2006

Exhibit Index
2.1	Form of Reincorporation Agreement (1)

2.2	Rescission Agreement (1)

2.3	Stock Purchase Agreement (1)

2.4	Redemption Agreement (1)

3.1	Certificate of Incorporation of Ambassadors International, Inc. (1)

3.2	By-Laws of Ambassadors International, Inc. (1)

4.1	Specimen Stock Certificate (1)

10.1	People to People Contract — Student Ambassador Program (1)

10.2	People to People Contract — Citizen Ambassador Program (1)

10.3	Form of Equity Participation Plan of Ambassadors International, Inc. (1)

10.4	Form of Registration Rights Agreement among the Company, John and Peter Ueberroth, and certain other stockholders (1)

10.5	Form of Indemnification Agreement for officers and directors (1)

10.6	Commercial Lease dated December 21, 1992 between Portolese and Sample Investments and International Ambassador Programs, Inc. (1)

10.7	First Amendment to Commercial Lease dated January 3, 1995 between Portolese and Sample Investments and International Ambassador Programs, Inc. (1)

10.8	Form of Employment Agreement with Executive Officers (1)

10.9	Form of Note between the Company and the Ueberroths relating to the Distribution (1)

10.10	General Contract between People to People and M.L. Bright Associates dated July 1, 1995 and Assignment documents to the Company dated February 6, 1996 (2)

10.11	Agreement and Plan of Merger, effective as of December 11, 1996 by and among Ambassadors International, Inc., a Delaware corporation, Ambassadors Performance Improvement, Inc., a Delaware corporation and wholly owned subsidiary of Ambassadors, Bitterman & Associates, Inc., a Minnesota corporation, and Michael H. Bitterman (3)

10.12	Asset Purchase Agreement dated as of February 5, 1998 by and among the company, Ambassador Performance Group, Inc., Rogal America, Co. and Andrew Rogal (4)

10.13	Lease dated December 20, 1996 between Rogal America, Inc. and Ark-Les Corp. (5)

10.14	Industrial Lease dated 1998 between the Company and The Irvine Company (5)

10.15	The Amended and Restated 1995 Equity Participation Plan of Ambassadors International, Inc. (6)

10.16	The Atlanta Merchandise Mart Lease Agreement dated April 17, 1998 by and between AMC, Inc. and Destination, Inc. (6)

10.17	Agreement and Plan of Merger, dated May 22, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Incentive Associates, Inc., Wayne Wright and Russ Medevic (7)

10.18	Asset Purchase Agreement, dated July 17, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Destination, Inc. and Gregory S. Cunningham (8)

Exhibit Index
10.19	Lease dated July 24, 1998 by and between the Joseph Pell and Eda Pell Revocable Trust dated August 19, 1989 and Ambassador Performance Group, Inc.(9)

10.20	The Amended and Restated 1995 Equity Participation Plan of Ambassador International, Inc., as amended by the Company’s Shareholders at the 1999 Annual Meeting of Shareholders held on May 14, 1999 (10)

10.21	First Amendment to Commercial Lease dated September 7, 2004 by and between The Irvine Company and Ambassadors, LLC (11)

10.22	Agreement and Plan of Merger, dated February 1, 2005, among Ambassadors International, Inc., BellPort Acquisition Corp. #1, BellPort Acquisition Corp. #2, BellPort Group, Inc and Paul Penrose, as a company stockholder representative (12)

10.23	Option Agreement, dated February 1, 2005, by and between Ambassadors International, Inc. and BellJa Holding Company, Inc. (13)

10.24	Third Amendment to Lease Agreement, dated April 29, 2005, by and between Ambassadors, LLC and AmericasMart Real Estate, LLC (14)

10.25	The Ambassadors International, Inc. 2005 Incentive Award Plan (15)

10.26	Form of the Ambassadors International, Inc. 2005 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (16)

10.27	Form of the Ambassadors International, Inc. 2005 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (17)

10.28	Membership Interest Purchase Agreement, dated December 27, 2005, by and among Ambassadors International, Inc., Ambassadors Cruise Group, LLC and Oregon Rail Holdings LLC (18)

10.29	Restricted Stock Agreement, dated December 27, 2005, between Ambassadors International, Inc. and ORC Investments I, Inc., ORC Holdings, Inc. and C.G. Grefenstette, E.C. Johnson and Bruce I. Crocker, Trustees Under a Trust dated August 28, 1968 for Henry L. Hillman, Jr. (19)

10.30	Amendment No. 1 to Membership Interest Purchase Agreement by and among Ambassadors International, Inc, Ambassadors Cruise Group, LLC and Oregon Rail Holdings LLC dated January 13, 2006 (20)

21.1	Subsidiaries of Ambassadors International, Inc. (19)

23.1	Consent of Independent Registered Public Accounting Firm (19)

24.1	Power of Attorney (contained on the signature page of this Report)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (19)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (19)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (19)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (19)

(1)	Filed as an exhibit of the same number to the Company’s Registration Statement on Form S-1 (Registration No. 33-93586), and incorporated herein by reference.

(2)	Filed as an exhibit of the same number to the Company’s Form 10-KSB for the year ended December 31, 1995, and incorporated herein by reference.

(3)	Filed as Exhibit 2.5 to a Current Report on Form 8-K dated January 3, 1997, and incorporated herein by reference.

(4)	Filed as Exhibit 2.6 to a Current Report Form 8-K dated February 12, 1998 (as amended on Form 8-K/A dated April 2, 1998), and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998, and incorporated herein by reference.

(7)	Filed as Exhibit 2.5 to a Current Report on Form 8-K, which was filed on June 5, 1998, and incorporated herein by reference.

(8)	Filed as Exhibit 2.6 to a Current Report on Form 8-K, which was filed on August 3, 1998, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by reference.

(10)	Filed as Exhibit 4.1 to the Company’s Registration statement on Form S-8 (Registration No. 333-81023) and incorporated herein by this reference.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.

(12)	Filed as Exhibit 2.1 to Current Report on Form 8-K, which was filed on February 3, 2005, and incorporated herein by reference.

(13)	Filed as Exhibit 10.1 to Current Report on Form 8-K, which was filed on February 3, 2005, and incorporated herein by reference.

(14)	Filed as Exhibit 10.1 to Current Report on Form 8-K, which was filed on May 4, 2005, and incorporated herein by reference.

(15)	Filed as Exhibit 10.1 to Current Report on Form 8-K, which was filed on May 16, 2005, and incorporated herein by reference.

(16)	Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-104280), and incorporated herein by reference.

(17)	Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-104280), and incorporated herein by reference.

(18)	Filed as Exhibit 2.1 to Current Report on Form 8-K, which was filed on December 28, 2005, and incorporated herein by reference.

(19)	Filed herewith.

(20)	Filed as Exhibit 2.2 to Current Report on Form 8-K, which was filed on January 13, 2006, and incorporated herein by reference.