Form 10-Q
period 2006-03-31
AMBASSADORS INTERNATIONAL INC
filed 2006-05-10
CIK 946842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 4, 2006 was 10,648,949.

AMBASSADORS INTERNATIONAL, INC.

FORM 10-Q QUARTERLY REPORT

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Ambassadors International, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$14,922	$17,716
Restricted cash	7,298	—
Available-for-sale securities	74,533	77,415
Accounts receivable, net of allowance of $12 and $17 in 2006 and 2005, respectively	5,610	2,976
Premiums receivable	15,195	14,135
Deferred policy acquisition costs	1,606	1,668
Reinsurance recoverable	1,244	1,257
Prepaid reinsurance premiums	1,087	1,095
Inventory	1,483	—
Deferred income taxes	262	414
Prepaid program costs and other current assets	4,321	2,524

Total current assets	127,561	119,200
Property and equipment, net	50,646	595
Goodwill	8,996	8,996
Other intangibles	1,290	1,325
Deferred income taxes	2,444	2,444
Other assets	2,208	2,223

Total assets	$193,145	$134,783

Liabilities:
Current liabilities:
Accounts payable	$3,761	$2,453
Participant and passenger deposits	22,672	6,124
Accrued and other expenses	2,945	2,024
Loss and loss adjustment expense reserves	9,779	9,021
Unearned premiums	5,690	5,779
Deferred gain on retroactive reinsurance	115	151
Current portion of long term debt	1,805	—

Total current liabilities	46,767	25,552
Non-current participant deposits	5	5
Long term debt, net of current portion	38,517	—

Total liabilities	85,289	25,557

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 10,636,207 and 10,515,273 shares issued and outstanding in 2006 and 2005, respectively	106	105
Additional paid-in capital	94,257	94,957
Retained earnings	13,752	16,522
Deferred compensation	—	(1,856)
Accumulated other comprehensive loss	(259)	(502)

Total stockholders’ equity	107,856	109,226

Total liabilities and stockholders’ equity	$193,145	$134,783

See Notes to Unaudited Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Revenues:
Passenger ticket revenue	$1,286	$—
Onboard and other cruise revenue	109	—
Travel, incentive and event related	4,192	5,172
Net insurance premiums earned	2,484	2,596
Marine revenue	170	114
License fees	77	99

	8,318	7,981

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	719	—
Passenger expenses	350	—
Materials and services	896	—
Repairs and maintenance	114	—
Other cruise operating expenses	250	—

	2,329	—
Cost of software and technology related sales	48	300
Selling and tour promotion	1,539	842
General and administrative	4,796	2,430
Depreciation and amortization	470	195
Loss and loss adjustment expenses	1,365	1,261
Insurance acquisition costs and other operating expenses	1,043	1,050

	11,590	6,078

Operating income (loss)	(3,272)	1,903

Other income (expense):
Interest and dividend income	941	612
Interest expense	(367)	(5)
Realized gains on sale of available-for-sale securities	12	—
Other, net	(74)	(6)

	512	601

Income (loss) before provision (benefit) for income taxes	(2,760)	2,504
Provision (benefit) for income taxes	(1,040)	985

Net income (loss)	$(1,720)	$1,519

Earnings (loss) per share:
Basic	$(0.16)	$0.15
Diluted	$(0.16)	$0.15

Weighted-average common shares outstanding:
Basic	10,545	10,111
Diluted	10,545	10,473

Dividends per common share	$0.10	$0.10

See Notes to Unaudited Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,720)	$1,519
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	470	195
Stock compensation expense	254	103
Undistributed earnings (losses) from equity investments	116	(30)
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(2,485)	(2,145)
Premiums receivable	(1,060)	(1,368)
Deferred policy acquisition costs	62	(325)
Reinsurance recoverable	13	385
Prepaid insurance premiums	8	(302)
Inventory	(1,038)	—
Prepaid program costs and other current assets	(979)	(1,923)
Other assets	148	166
Accounts payable and accrued and other expenses	(777)	2,008
Current and non-current participant and passenger deposits	12,720	3,744
Loss and loss adjustment expense reserves	758	136
Unearned premiums	(89)	1,196
Deferred gain on retroactive reinsurance	(36)	(204)
Other liabilities	—	(12)

Net cash provided by operating activities	6,365	3,143

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	11,016	3,131
Purchase of available-for-sale securities	(7,739)	(21,555)
Restricted cash	(5,464)	—
Purchase of other investments	(250)	(286)
Cash paid for acquisitions of subsidiaries, net of cash received	(3,870)	(1,485)
Purchase of property and equipment	(1,501)	(50)

Net cash used in investing activities	(7,808)	(20,245)

Cash flows from financing activities:
Proceeds from exercise of stock options	903	715
Dividends paid on common stock	(1,050)	(1,016)
Payment on debt	(1,204)	(1,584)

Net cash used in financing activities	(1,351)	(1,885)

Net decrease in cash and cash equivalents	(2,794)	(18,987)
Cash and cash equivalents, beginning of year	17,716	39,474

Cash and cash equivalents, end of year	$14,922	$20,487

Non Cash:
See Note 2 regarding the purchase of American West through assumption of debt.

See Notes to Unaudited Consolidated Financial Statements.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Description of the Company and Basis of Presentation

The Company

Ambassadors International, Inc. (the “Company”) was founded in 1967 as a travel services company incorporated in Washington and reincorporated in Delaware in 1995. The Company is comprised of four wholly owned subsidiaries: (i) Ambassadors, LLC (“Ambassadors”) which commenced operations in 1996, (ii) Cypress Reinsurance, Ltd (“Cypress Re”) which commenced operations in 2004, (iii) BellPort Group, Inc. (“BellPort”) which commenced operations in 2005 and (iv) Ambassadors Cruise Group, LLC (“ACG”) which commenced operations in 2006.

In January 2006, the Company realigned its business segments into the following business segments: (i) Cruise, which includes the operations of ACG, (ii) Marine, which includes the operations of BellPort, (iii) Travel and Events, which includes the operations of Ambassadors, (iv) Insurance, which includes the operations of Cypress Re and (v) Corporate and Other, which consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to our operating segments.

As of March 31, 2006, the following further describes the operations of the Company’s business segments:

•	Cruise — Operates two North American river and coastal cruise companies, American West Steamboat Company (“American West”), acquired January 13, 2006 and on April 25, 2006, ACG acquired the cruise-related assets of Delta Queen Steamboat Company, Inc. (such assets are referred to herein as “Delta Queen”). American West operates a two-vessel fleet which includes the 231-passenger Empress of the North and the 150-passenger Queen of the West. American West offers cruises through Alaska’s Inside Passage and on the Columbia and Snake rivers. Each cruise offers an onboard historian/naturalist and in-depth shore excursions to enhance our customers’ understanding of the wildlife, history and cultures of the Pacific Northwest. Delta Queen operates historical cruise itineraries on many of America’s best known rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas rivers with stops at many of America’s most historic cities, battle grounds and estates. Delta Queen is America’s oldest cruise line with its history dating back to 1890. Delta Queen operates a three-vessel fleet which includes the 436-passenger American Queen®, the 416-passenger Mississippi Queen® and the 174-passenger Delta Queen®. Delta Queen’s cruises recreate the grandeur of the past on historic sternwheelers featuring luxurious, modern-day amenities.

•	Marine — Includes marina management and development that partners with marina owners to create and operate luxury marina properties around the world. Marina management extends throughout the United States and Mexico. This segment also includes shipyard operations, marina consulting services and supervised marina construction in the United States and Mexico.

•	Travel and Events — Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. Develops, markets and distributes event portfolio management technology solutions for corporations and large associations.

•	Insurance — Reinsures property and casualty risks written by licensed U.S. insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

•	Corporate and Other — Consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to our Cruise, Marine, Travel and Events and Insurance segments.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for future periods or the year ending December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Accounting for Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS No. 123. In 2005, our Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. Our Company adopted SFAS 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of our plans, the Company did not have a cumulative effect related to its plans. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.

In the first quarter of 2006, the adoption of SFAS 123R resulted in compensation expense of approximately $152,000 and $102,000 in general and administrative expenses related to employee stock options and restricted stock, respectively. As of March, 31, 2006, there was approximately $402,000 and $303,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans expected for the remainder of 2006 and in future years through 2010, respectively. This expected cost does not include the impact of any future stock-based compensation awards.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table presents the effects on net income and earnings per share if the Company had recognized compensation expense under the fair value recognition provisions of SFAS No. 123 for the three months ended March 31, 2005 (in thousands, except per share data):

Net income, as reported	$1,519
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(174)

Net income, pro forma	$1,345

Earnings per share — basic
As reported	$0.15
Pro forma	0.13

Earnings per share — diluted
As reported	$0.15
Pro forma	0.13

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants as of March 31, 2006 and 2005.

	2006	2005
Dividend yield	2.2%	2.9%
Expected volatility	53%	55%
Risk free interest rates	4.7%	4.2%
Expected option lives	4.0 years	4.5 years

Upon the adoption of SFAS 123R, expected volatility was based on historical volatilities. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remain outstanding. We estimated forfeitures based on historical pre-vesting forfeitures and shall revise those estimates in subsequent periods if actual forfeitures differ from those estimates. For purposes of calculating pro forma information for periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Dividends Declared

On September 2, 2003, the Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. During 2005, a dividend of approximately $1,016,000 was paid on March 15, 2005 to stockholders of record on February 28, 2005, a dividend of approximately $1,034,000 was paid on June 15, 2005 to stockholders of record on May 31, 2005, a dividend of approximately $1,042,000 was paid on September 8, 2005 to stockholders of record on August 25, 2005 and a dividend of approximately $1,042,000 was paid on December 2, 2005 to stockholders of record on November 18, 2005. During 2006, a dividend of approximately $1,050,000 was paid on March 2, 2006 to stockholders of record on February 20, 2006.

The Company and its Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

2.	Business Acquisitions and Investments

In March 2002, Ambassadors acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement call for contingent payments through 2005 based upon actual income before income taxes multiplied by Ambassadors 49% ownership interest calculated based on a predefined multiplier. As of March 31, 2006, the Company’s obligation related to ITI’s fiscal 2005 results is estimated to be approximately $657,000, of which $446,000 remains unpaid and is accrued in the accompanying balance sheet as of March 31, 2006.

License fees earned from ITI are included in the Travel and Events segment and represent approximately $77,000 and $99,000 for the three months ended March 31, 2006 and 2005, respectively. The Company also recorded its proportional share of the earnings (losses) and management fees from ITI of approximately ($16,000) and $31,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in other income. At March 31, 2006 and 2005, the Company had approximately $98,000 and $130,000, respectively, in receivables related to license and management fees and approximately $287,000 and $7,000, respectively, in undistributed earnings from ITI.

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina company operating facilities in both the United States and Mexico. The purchase was completed in February 2005 for consideration of $1,280,000 in cash and the issuance of 184,717 shares of the Company’s common stock, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, the Company assumed a credit facility of approximately $1,568,000 which the Company paid off in full on February 11, 2005. In connection with the acquisition, the Company was granted a twelve month option to purchase a 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. In February 2006, BellPort acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc., a California corporation, for $250,000 and extended its license agreement with BellPort Japan through 2010.

BellPort has a 50% ownership interest in Deer Harbor WI, LLC (“DHWI”). DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. As of March 31, 2006 and 2005, the Company had recorded its proportional share of losses from DHWI of approximately $58,000 and $37,000, respectively, which are included in other income.

On January 13, 2006, ACG acquired American West. Under the terms of the agreement, ACG acquired the membership interests of American West for one dollar, repaid debt of approximately $4.3 million and assumed approximately $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the U.S. Maritime Administration. In addition, the transaction consideration consisted of 250,000 shares of the Company’s restricted common stock, which is subject to forfeiture to the Company if certain future financial targets are not met during the four years following the close of the transaction.

The American West purchase price was approximately $46.6 million. The contingent consideration of 250,000 shares of the Company’s restricted stock has not been included in the preliminary purchase price and is not expected to be included in the original cost of the acquisition due to management’s inability to conclude “beyond a reasonable doubt” that the contingent consideration will be earned. The purchase price for the acquisition is as follows (in thousands):

Cash consideration	$4,350
Debt assumed	41,526
Acquisition costs incurred	760

Purchase price	$46,636

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

The final purchase price is dependent on the actual final direct acquisition costs and potential future contingent payments.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are based on management’s estimates. The following table summarizes the components of the purchase price (in thousands):

Total assets acquired	$52,154
Liabilities assumed	(5,518)

Net assets acquired	$46,636

On February 13, 2006, BellPort purchased certain assets related to the Newport Harbor Shipyard for $545,000. Concurrent with the asset purchase, BellPort entered into a long term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011.

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

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As a result, unearned premium reserves, deferred policy acquisition costs and ceded prepaid reinsurance premiums of $5.7 million, $1.6 million and $1.1 million, respectively, were recorded on the balance sheet as of March 31, 2006.

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. As of March 31, 2006, the deferred gain on retroactive reinsurance was $115,000 and Cypress Re recognized in income $35,000 and $158,000 of the previously deferred gain in March 31, 2006 and 2005, respectively.

As of March 31, 2006, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves of $1.5 million, $0.1 million and $0.8 million, respectively, related to retroactive reinsurance were recorded on the Company’s balance sheet. The March 31, 2006 loss and loss adjustment expense reserves balance includes $0.2 million for incurred but not reported claims.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable at March 31, 2006 is comprised of funds held in trust by the ceding company of approximately $11.8 million and deferred and not yet due premiums from the ceding company of approximately $3.4 million. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.

As of March 31, 2006, reinsurance recoverable and prepaid reinsurance premiums of $1.2 million and $1.6 million, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or nonperformance is limited to these amounts.

The effect of reinsurance on premiums written and earned for the year ended March 31, 2006 was as follows (in thousands):

	Three Months Ended March 31,
	Written	Earned
Assumed	$3,009	$3,098
Ceded	(606)	(614)

Net premiums	$2,403	$2,484

As of March 31, 2006, the Company has issued approximately $11,156,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2006.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

4.	Inventory

The Company maintains an inventory of fuel, supplies, souvenirs, and food and beverage stock. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of March 31, 2006 are as follows (in thousands):

Fuel	$1,011
Souvenirs	171
Food and supplies	301

$1,483

5.	Long-term obligations

In conjunction with ACG’s acquisition of American West, the Company assumed approximately $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the U.S. Government through the U.S. Maritime Administration (“MARAD”) under Title XI, Merchant Marine Act, 1936, as amended and is secured by a First Preferred Ship Mortgage on the Empress of the North. Annual principal payments of approximately $1.8 million plus accrued interest are required through July 18, 2028.

6.	Comprehensive Income (Loss)

The components of comprehensive income(loss) are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$(1,720)	$1,519
Change in unrealized gain on marketable equity securities, net of income tax expense of $152 and $84	243	118

	$(1,477)	$1,637

7.	Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share (“EPS”) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$(1,720)	$1,519

Denominator:
Weighted-average shares outstanding — basic	10,545	10,111
Effect of dilutive common stock options	—	362

Weighted-average shares outstanding — diluted	10,545	10,473

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

8.	Common Stock Repurchase Program

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock in the open market or through private transactions, up to $20.0 million in the aggregate. This repurchase program is ongoing and as of March 31, 2006, the Company has repurchased 1,051,500 shares for approximately $12.4 million. The Company made no repurchases during the quarters ended March 31, 2006 and 2005.

9.	Business Segments

In January 2006, concurrent with certain acquisitions completed subsequent to December 31, 2005, the Company realigned its business segments. As of January 2006, the Company will report the following business segments: (i) Cruise, which includes the operations of ACG, (ii) Marine, which includes the operations of BellPort, (iii) Travel and Events, which includes the operations of Ambassadors, (iv) Insurance, which includes the operations of Cypress Re and (v) Corporate and Other, which consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to our operating segments.

Summary of business segment information is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Revenue:
Cruise	$1,395	$—
Marine	170	114
Travel and Events	4,269	5,271
Insurance	2,484	2,596
Corporate and Other	—	—

Total revenue	$8,318	$7,981

Operating income (loss):
Cruise	$(3,674)	$—
Marine	(67)	(37)
Travel and Events	1,428	2,222
Insurance	76	285
Corporate and Other	(1,035)	(567)

Total operating income	$(3,272)	$1,903

10.	Contingencies

On March 24, 2006, the Empress of the North ran aground in Washougal, Washington. No passengers or crew were injured during the grounding. The vessel was in dry dock for damage inspection and repairs for approximately four weeks. The vessel was released and began operations on April 16, 2006. As of March 31, 2006, the Company recorded approximately $268,000 in costs associated with relocating passengers and crew associated with the incident. The Company estimates the total vessel repairs to be approximately $1.9 million which will ultimately be offset by any proceeds received by the Company’s insurance carrier. Subsequent to March 31, 2006, the Company incurred additional costs related to this incident as well as refunded passenger deposits related to the cruise sailings that were cancelled due to dry dock. The Company estimates that the overall impact of the cancelled revenue and expenses related to this incident to be approximately $1.6 million.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

11.	Subsequent Events

On April 25, 2006, ACG acquired the cruise-related assets of Delta Queen pursuant to an Asset Purchase Agreement, dated April 6, 2006 (the “Purchase Agreement”), by and among ACG, Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC, and Mississippi Queen Steamboat, LLC. Pursuant to the Purchase Agreement, ACG acquired three vessels, the American Queen®, Delta Queen® and Mississippi Queen®, and associated operating assets of Delta Queen for $2.75 million in cash, the assumption of approximately $9 million of passenger deposits and the assumption of approximately $35 million of fixed-rate, 6.5% debt payable through 2020 and guaranteed by the U.S. Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of the Company’s common stock, to be granted to Delta Queen Steamboat Company, Inc. if certain future financial targets are met in any of the three years following the close of the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2005.

The Company is a cruise, marine, travel and events and reinsurance company. Ambassadors Cruise Group, LLC (“ACG”), a wholly-owned subsidiary of the Company, operates American West Steamboat Company (“American West”) which offers cruises through Alaska’s Inside Passage and on the Columbia and Snake rivers. BellPort Group, Inc.(“BellPort”), a wholly-owned subsidiary of the Company, provides marina management, development, consulting services and shipyard operations throughout the United States and Mexico. Ambassadors, LLC (“Ambassadors”), a wholly-owned subsidiary of the Company, provides travel and event services for corporations, associations and tradeshows. Cypress Reinsurance, Ltd (“Cypress Re”), a wholly-owned subsidiary of the Company, reinsures property and casualty risks written by licensed U.S. insurers.

Subsequent to the period covered by this report, on April 25, 2006, ACG acquired the cruise-related assets of Delta Queen Steamboat Company, Inc. (such assets are referred to herein as “Delta Queen”) pursuant to an Asset Purchase Agreement dated April 6, 2006 (the “Purchase Agreement”), by and among ACG, Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC, and Mississippi Queen Steamboat, LLC. Pursuant to the Purchase Agreement, ACG acquired three vessels, the American Queen®, Delta Queen® and Mississippi Queen®, and associated operating assets of Delta Queen Steamboat Company, Inc. for $2.75 million in cash, the assumption of approximately $9 million of passenger deposits and the assumption of approximately $35 million of fixed-rate, 6.50% debt payable through 2020 and guaranteed by the U.S. Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of the Company’s common stock, to be granted to Delta Queen Steamboat Company, Inc. if certain future financial targets are met in any of the three years following the close of the transaction.

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

Our businesses are seasonal. Historically, we have recognized the majority of our operating results in the first and second quarters of each fiscal year. As a result of the acquisitions within ACG, we anticipate that beginning in 2006 the majority of our operating results will be recognized in the second and third quarters of each fiscal year which coincides with our cruising season. Our annual results would be adversely affected if our revenue were to be substantially below seasonal norms during the second and third quarters of the year.

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

Passenger Ticket Revenue and Cruise Onboard and Other Revenues

Passenger ticket revenue is recorded net of applicable discounts. Passenger ticket revenue and related costs of revenue are recognized when the cruise is completed. The Company generally receives from its customers a partially refundable deposit within one week of booking a tour, with the balance typically remitted 60 days prior to the departure date. When customers cancel their trip, the nonrefundable portion of their deposit is recognized as revenue on the date of cancellation. Passenger revenue representing the nonrefundable travel insurance portion of their deposits is recognized as revenue on the date of receipt. Passenger fares and on board revenue are comprised of beverage and souvenir sales and optional shore excursions and are deferred and recognized as revenue when the cruise is completed.

Travel, Incentive and Event Related

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

Revenue from software and technology related events is derived from a combination of license and maintenance fees and services provided with enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from development contracts is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Such development contracts pertain to a combination of customization and enhancement programs of the Company’s event software performed at the request of clients. These contracts cover program periods of three to nine months and do not involve significant revisions to estimates due to their short-term nature. At March 31, 2006, the Company had one short-term development contract that was in the completion phase of the agreement. Revenue from contracts relating to only maintenance or hosting of data is recognized on the straight-line basis over the period that the services are provided.

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

Marine Revenue

The Company recognizes revenue for marine and related services in accordance with the respective contracts.

License Fees

Revenue from license fees is recognized based on a contracted percentage of total program receipts recorded from the licensing source.

Restricted Cash

Restricted cash consists of funds held in escrow by the Federal Maritime Commission and bonding agencies. As a requirement of maritime law, an amount of customer deposits for unsailed cruise trips, plus a Federal Maritime Commission minimum established base reserve, is required to be held in a trust account until the conclusion of the customers’ trip.

Inventories

The Company maintains an inventory of supplies, souvenirs, and food and beverage stock. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs, commissions and other costs of acquiring insurance, that vary with and are primarily related to the production of new and renewal insurance. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. The Company considers anticipated investment income in determining the recoverability of these costs. At March 31, 2006, management believes its deferred policy acquisition costs are recoverable.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Cost of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. Major additions and betterments are capitalized. The vessels are capitalized and depreciated using the straight-line method over the expected useful life of 30 years, net of a 15% projected residual value. Vessel replacement parts are depreciated upon being placed in service. Office and shop equipment is capitalized and depreciated using the straight-line method over the expected useful life of the equipment, ranging up to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the expected useful life of the improvement or the term of the related lease.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS No. 123. In 2005, our Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. Our Company adopted SFAS 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of our plans, the Company did not have a cumulative effect related to its plans. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. The valuation allowance remained unchanged at March 31, 2006 from December 31, 2005. All available positive and negative evidence was evaluated and the Company believes that it is more likely than not that the net deferred tax assets recorded at March 31, 2006 will be realized.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED MARCH 31, 2005

Revenue

Total revenue for the three months ended March 31, 2006 was $8.3 million, compared to $8.0 million for the three months ended March 31, 2005. For the quarter ended March 31, 2006, the increase in revenue was primarily related to the addition of $1.4 million in cruise-related revenue from our new cruise segment which commenced operations on January 13, 2006. This increase was substantially offset by decreased revenue in our travel, incentive and event related revenue, as well as lower net insurance premiums earned.

Cruise Operating Expenses

Cruise operating expenses were $2.3 million for the three months ended March 31, 2006, representing direct expenses incurred with owning and operating the American West cruise vessels acquired in January 2006. There was no comparable cruise activity for the 2005 period. We anticipate cruise related expenses to increase in future periods in relation to cruise revenue generated and as a result of our acquisition of the cruise-related assets of Delta Queen.

Cost of Software and Technology Related Sales

Cost of software and technology related sales were $48,000 for the quarter ended March 31, 2006, compared to $0.3 million for the quarter ended March 31, 2005. The decrease was due to the decrease in event management related sales.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $1.5 million for the quarter ended March 31, 2006, compared to $0.8 million for the comparable quarter of 2005. The increase is due to the additional selling and marketing expenses incurred by the cruise segment which began operations in January 2006. We anticipate selling and tour promotion expenses to increase in future periods as a result of our acquisition of the cruise-related assets of Delta Queen.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the quarter ended March 31, 2006, compared to $2.4 million for the quarter ended March 31, 2005. The increase is due to the additional general and administrative expenses incurred by the cruise segment which began operations in January 2006. As of January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” and recorded approximately $152,000 and $102,000 in general and administrative expenses related to employee stock options and restricted stock, respectively. We anticipate general and administrative expenses to increase in future periods as a result of our acquisition of the cruise-related assets of Delta Queen.

Depreciation and Amortization

Depreciation and amortization expenses were $0.5 million for the quarter ended March 31, 2006, compared to $0.2 million for the quarter ended March 31, 2005. The increase is related to the additional depreciation expensed during the quarter ended March 31, 2006 due to the property and equipment, predominantly consisting of two vessels, acquired as a result of the acquisitions completed during 2006.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $1.4 million for the three months ended March 31, 2006, compared to $1.3 million for the three months ended March 31, 2005. Loss and loss adjustment expenses increased to 55.0% of net insurance premiums earned in 2006 from 48.6% in 2005. The increase as a percentage of net insurance premiums earned is due to modestly higher loss development incurred during the second half of 2005.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $1.0 million for the three months ended March 31, 2006 and are relatively consistent with the comparable quarter of 2005.

Operating Income (Loss)

We recorded an operating loss of $3.3 million for the quarter ended March 31, 2005, compared to operating income of $1.9 million in the comparable quarter of 2005. The change is the result of the changes described above.

Other Income

Other income for the three months ended March 31, 2006 was $0.5 million, compared to $0.6 million for the three months ended March 31, 2005. The decrease was a result of the inclusion of interest expense of $0.4 million for the quarter ended March 31, 2006 related to the debt assumed in our acquisition of American West on January 13, 2006. This expense increase was partially offset by improved yields on our investment portfolio for the three months ended March 31, 2006 compared to the three months ended 2005.

Income Taxes

We recorded an income tax benefit of $1.0 million for the quarter ended March 31, 2006, compared to tax expense of $1.0 million for the quarter ended March 31, 2005. The effective tax rate for the quarter ended March 31, 2006 was 37.7%, compared to a rate of 39.3% for the quarter ended March 31, 2005. The decrease in the effective tax rate is primarily due to the decrease in our state rate resulting from a substantial portion of the new cruise segment operations being generated in a state with no state income tax.

Net Income (Loss)

Net loss for the quarter ended March 31, 2006 was $1.7 million, compared to net income of $1.5 million for the comparable quarter of 2005. The change is the result of the changes described above.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2006 was approximately $6.4 million, compared to $3.1 million for the three months ended March 31, 2005. The change in net cash primarily relates to timing differences in the collection of current assets and the payment of current liabilities, specifically increase in participant and passenger deposits. This increase was partially offset by a net loss in 2006 compared to net income in 2005.

Net cash used in investing activities for the three months ended March 31, 2006 was approximately $7.8 million, compared to $20.2 million for the three months ended March 31, 2005. The change is due to the timing differences in reinvesting matured securities and cash paid for acquisitions.

We do not have any material capital expenditure commitments for 2006.

The terms of our investment in Incentive Travel, Inc. (“ITI”) included contingent payments due in March 2005 based upon fiscal year 2004 income. In 2005, we paid approximately $497,000 based upon 2004 and 2005 income. We have also accrued a payment due in 2006 of approximately $446,000 based upon the Company’s remaining obligation related to 2005 income.

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina company operating facilities in both the United States and Mexico. The purchase was completed in February 2005 for consideration of $1,280,000 in cash and the issuance of 184,717 shares of the Company’s common stock, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, the Company assumed a credit facility of approximately $1,568,000 which the Company paid off in full on February 11, 2005. In connection with the acquisition, the Company was granted a twelve month option to purchase a 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. In February 2006, BellPort acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc., a California corporation, for $250,000 and extended its license agreement with BellPort Japan through 2010.

On January 13, 2006, ACG acquired American West. Under the terms of the agreement, ACG acquired the membership interests of American West for one dollar, repaid debt of approximately $4.3 million and assumed approximately $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the U.S. Maritime Administration. In addition, the transaction consideration consisted of 250,000 shares of the Company’s restricted common stock, which is subject to forfeiture to the Company if certain future financial targets are not met during the four years following the close of the transaction.

On April 25, 2006, ACG acquired the cruise-related assets of Delta Queen for $2.75 million in cash, the assumption of approximately $9 million of passenger deposits and the assumption of approximately $35 million of fixed-rate, 6.50% debt payable through 2020 and guaranteed by the U.S. Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of the Company’s common stock, to be granted to Delta Queen Steamboat Company, Inc. if certain future financial targets are met in any of the three years following the close of the transaction.

On February 13, 2006, BellPort purchased certain assets related to the Newport Harbor Shipyard for $545,000. Concurrent with the asset purchase, BellPort entered into a long term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011.

Net cash used in financing activities for the three months ended March 31, 2006 was approximately $1.4 million, compared to $1.9 million for the three months ended March 31, 2005. Current period activity consisted of a $0.10 per share cash dividend paid to common stockholders and payments made on debt assumed in conjunction with the American West acquisition. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period. Net cash used in financing activities for the three months ended March 31, 2005 consisted of a $0.10 per share cash dividend paid to common stockholders and the repayment of all debt assumed in conjunction with the BellPort acquisition. These payments were partially offset by the proceeds received from the exercise of employee stock options.

On September 2, 2003, the Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. During 2005, a dividend of approximately $1,016,000 was paid on March 15, 2005 to stockholders of record on February 28, 2005, a dividend of approximately $1,034,000 was paid on June 15, 2005 to stockholders of record on May 31, 2005, a dividend of approximately $1,042,000 was paid on September 8, 2005 to stockholders of record on August 25, 2005 and a dividend of approximately $1,042,000 was paid on December 2, 2005 to stockholders of record on November 18, 2005. During 2006, a dividend of approximately $1,050,000 was paid on March 2, 2006 to stockholders of record on February 20, 2006.

We and our Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, our financial position and other conditions which may affect our desire or ability to pay dividends in the future.

In the ordinary course of business we may from time to time be required to enter into letters of credit related to our insurance programs and for our travel related programs with airlines, travel providers and travel reporting agencies. As of March 31, 2006, we have issued approximately $11,156,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2006. As of March 31, 2006, we have issued approximately $800,000 in letters of credit related to travel and event business operations which expire at various dates through 2006. We have a $15 million line of credit to support the outstanding letters of credit. Pursuant to the line of credit, we are subject to certain covenants, which include, among other things, a requirement for unencumbered liquid assets. As of March 31, 2006, we were in compliance with these covenants.

Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 10% of loss and loss adjustment expense reserves, whichever is greater. As of December 31, 2005, Cypress Re has $10.1 million of contributed capital from us which is in excess of the required statutory capital and surplus of $0.6 million.

In November 1998, our Board of Directors authorized the repurchase of our common stock in the open market or through private transactions up to $20.0 million. In 2005 and the first quarter of 2006 we made no share repurchases. We do not believe that any future repurchases will have a significant impact on our liquidity.

Our unrestricted cash, cash equivalents and available-for-sale securities totaled $89.5 million at March 31, 2006. We believe that cash, cash equivalents, available-for-sale securities and cash flows from operations will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. We continue to pursue further acquisitions of related travel and performance improvement, service and other businesses, although no assurance can be given that definitive agreements for any acquisition will be entered into or, if they are entered into, that any acquisition will be consummated on terms favorable to us. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position as of March 31, 2006:

	Payments Due by Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long term debt obligations (A)	$40,322	$1,805	$3,611	$3,611	$31,295
Operating leases	4,623	1,357	1,997	1,269	—
Other long-term obligations	5	—	5	—	—

Total contractual cash obligations	$44,950	$3,162	$5,613	$4,880	$31,295

(A)	Amounts exclude interest.

Trends and Uncertainties

The results of operations and financial position of our business may be affected by a number of trends or uncertainties that have, or we reasonably expect could have, a material impact on income from continuing operations, cash flows and financial position. Such trends and uncertainties include the repercussions of the war in Iraq or terrorist acts, our acquisition of or investment in complementary businesses and significant changes in estimates for potential claims or other general estimates related to our reinsurance business. We will also, from time to time, consider the acquisition of or investment in businesses, services and technologies that might affect our liquidity requirements.

Cautionary Note Regarding Forward Looking Statements

Statements contained in this Quarterly Report on Form 10-Q of the Company, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Such risks and uncertainties include, among others:

•	general economic, financial and business conditions;

•	overall conditions in the travel services, insurance, vacation and cruise vacation markets;

•	potential claims related to the Company’s reinsurance business;

•	the potentially volatile nature of the reinsurance business;

•	the impact of competition;

•	the Company’s ability to successfully acquire and integrate companies;

•	a decline in corporate meeting demand caused by terrorism, war, weather conditions or health and safety concerns;

•	potential liability related to accidents or disasters causing injury to participants or attendees to the Company’s programs or events;

•	our dependence upon travel suppliers and the risks associated with a deterioration in our relationships with these travel suppliers;

•	our ability to effectively and efficiently operate Ambassadors Cruise Group and the cruise operations that we have acquired;

•	changes in vacation industry capacity;

•	the impact of new laws and regulations affecting our business;

•	negative incidents involving cruise ships including those involving the health and safety of passengers;

•	reduced consumer demand for cruises as a result of any number of reasons, including economic uncertainties and the unavailability of air service;

•	expenses and delays caused by cruise ship maintenance problems and damage caused by accidents;

•	the impact of changes in fuel, food, payroll, insurance and security costs;

•	the implementation of regulations requiring United States citizens to obtain a passport for travel to Canada;

•	our ability to service our increased debt obligations as a result of the American West and Delta Queen acquisitions;

•	weather; and

•	other factors discussed in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to changes in financial market conditions in the normal course of business due to its use of certain financial instruments. Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and equity prices.

There have been no material changes in the reported market risks or the overall credit risk of the Company’s portfolio since December 31, 2005. See further discussion of these market risks and related financial instruments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.

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

On January 13, 2006, the Company acquired American West. The Company is currently in the process of assessing and integrating American West’s internal controls over financial reporting into our financial reporting systems. Excluding the American West acquisition, there have been no additional changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. See Note 2 to our Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings. The Company is from time to time threatened or involved in litigation incidental to its business. The Company believes that the outcome of all current litigation will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the twelve month period ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 13, 2006, we acquired American West and in connection with the acquisition, we issued 250,000 shares of the Company’s restricted common stock, which is subject to forfeiture to the Company if certain future financial targets are not met during the four years following the close of the transaction. The shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

10.1	Asset Purchase Agreement, dated April 6, 2006, by and among Ambassadors Cruise Group, LLC, Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC and Mississippi Queen Steamboat, LLC. (1)

10.2	Assumption Agreement and 2006 Supplement to Trust Indenture, dated April 25, 2006, by and among AQ Boat, LLC, the Bank of New York as indenture trustee, and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator. (2)

10.3	Amended and Restated 2006 Security Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator. (3)

10.4	Title XI Reserve Fund and Financial Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator. (4)

10.5	Depository Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator. (5)

10.6	Restricted Stock Agreement, dated April 25, 2006, by and among Ambassadors International, Inc., Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC and Mississippi Queen Steamboat, LLC. (6)

21.1	Subsidiaries of Ambassadors International, Inc. (7)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Filed as Exhibit 2.1 to Current Report on Form 8-K, which was filed on April 7, 2006, and incorporated herein by reference.
(2)	Filed as Exhibit 10.1 to Current Report on Form 8-K, which was filed on April 28, 2006, and incorporated herein by reference.
(3)	Filed as Exhibit 10.2 to Current Report on Form 8-K, which was filed on April 28, 2006, and incorporated herein by reference.
(4)	Filed as Exhibit 10.3 to Current Report on Form 8-K, which was filed on April 28, 2006, and incorporated herein by reference.
(5)	Filed as Exhibit 10.4 to Current Report on Form 8-K, which was filed on April 28, 2006, and incorporated herein by reference.
(6)	Filed as Exhibit 10.5 to Current Report on Form 8-K, which was filed on April 28, 2006, and incorporated herein by reference.
(7)	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC.
(Registrant)

Date: May 10, 2006	By:	/s/ Brian R. Schaefgen
Brian R. Schaefgen,
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Asset Purchase Agreement, dated April 6, 2006, by and among Ambassadors Cruise Group, LLC, Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC and Mississippi Queen Steamboat, LLC. (1)

10.2	Assumption Agreement and 2006 Supplement to Trust Indenture, dated April 25, 2006, by and among AQ Boat, LLC, the Bank of New York as indenture trustee, and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator. (2)

10.3	Amended and Restated 2006 Security Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator. (3)

10.4	Title XI Reserve Fund and Financial Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator. (4)

10.5	Depository Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator. (5)

10.6	Restricted Stock Agreement, dated April 25, 2006, by and among Ambassadors International, Inc., Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC and Mississippi Queen Steamboat, LLC. (6)

21.1	Subsidiaries of Ambassadors International, Inc. (7)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Filed as Exhibit 2.1 to Current Report on Form 8-K, which was filed on April 7, 2006, and incorporated herein by reference.
(2)	Filed as Exhibit 10.1 to Current Report on Form 8-K, which was filed on April 28, 2006, and incorporated herein by reference.
(3)	Filed as Exhibit 10.2 to Current Report on Form 8-K, which was filed on April 28, 2006, and incorporated herein by reference.
(4)	Filed as Exhibit 10.3 to Current Report on Form 8-K, which was filed on April 28, 2006, and incorporated herein by reference.
(5)	Filed as Exhibit 10.4 to Current Report on Form 8-K, which was filed on April 28, 2006, and incorporated herein by reference.
(6)	Filed as Exhibit 10.5 to Current Report on Form 8-K, which was filed on April 28, 2006, and incorporated herein by reference.
(7)	Filed herewith.