Form 10-Q
period 2006-06-30
AMBASSADORS INTERNATIONAL INC
filed 2006-08-07
CIK 946842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of July 27, 2006 was 10,649,618.

AMBASSADORS INTERNATIONAL, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ambassadors International, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$35,661	$17,716
Available-for-sale securities	58,390	77,415
Accounts receivable, net of allowance of $2 and $17 in 2006 and 2005, respectively	7,757	2,976
Premiums receivable	15,807	14,135
Deferred policy acquisition costs	1,348	1,668
Reinsurance recoverable	1,470	1,257
Prepaid reinsurance premiums	968	1,095
Inventory	1,926	—
Deferred income taxes	138	414
Prepaid program costs and other current assets	9,598	2,524

Total current assets	133,063	119,200
Property and equipment, net	100,622	595
Goodwill	9,181	8,996
Note receivable	5,000	—
Other intangibles	1,250	1,325
Deferred income taxes	2,444	2,444
Other assets	2,282	2,223

Total assets	$253,842	$134,783

Liabilities:
Current liabilities:
Accounts payable	$6,809	$2,453
Participant and passenger deposits	41,695	6,124
Accrued and other expenses	4,702	2,024
Loss and loss adjustment expense reserves	10,761	9,021
Unearned premiums	4,905	5,779
Deferred gain on retroactive reinsurance	80	151
Current portion of long term debt	4,229	—

Total current liabilities	73,181	25,552
Non-current participant deposits	308	5
Long term debt, net of current portion	71,106	—

Total liabilities	144,595	25,557
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 10,645,940 and 10,515,273 shares issued and outstanding in 2006 and 2005, respectively	105	105
Additional paid-in capital	94,846	94,957
Retained earnings	14,347	16,522
Deferred compensation	—	(1,856)
Accumulated other comprehensive loss	(51)	(502)

Total stockholders’ equity	109,247	109,226

Total liabilities and stockholders’ equity	$253,842	$134,783

See Notes to Unaudited Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
Passenger ticket revenue	$19,089	$—	$20,375	$—
Onboard and other cruise revenue	2,680	—	2,789	—
Travel, incentive and event related	2,910	4,312	7,102	9,484
Net insurance premiums earned	2,536	3,096	5,020	5,692
Marine revenue	2,250	214	2,420	328
License fees	198	206	275	305

	29,663	7,828	37,981	15,809

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	3,739	—	4,458	—
Passenger expenses	1,670	—	2,020	—
Materials and services	4,458	—	5,354	—
Repairs and maintenance	832	—	946	—
Other cruise operating expenses	1,529	—	1,779	—

	12,228	—	14,557	—
Cost of marine revenue	1,082	—	1,082	—
Selling and tour promotion	3,654	770	5,193	1,613
General and administrative	7,781	3,325	12,625	6,138
Depreciation and amortization	856	102	1,326	214
Loss and loss adjustment expenses	1,492	1,602	2,857	2,863
Insurance acquisition costs and other operating expenses	990	1,195	2,033	2,244

	28,083	6,994	39,673	13,072

Operating income (loss)	1,580	834	(1,692)	2,737

Other income (expense):
Interest and dividend income	894	678	1,835	1,290
Interest expense	(728)	—	(1,095)	(5)
Realized gains on sale of available-for-sale securities	735	12	747	12
Other, net	146	696	72	690

	1,047	1,386	1,559	1,987

Income (loss) before provision (benefit) for income taxes	2,627	2,220	(133)	4,724
Provision (benefit) for income taxes	967	876	(73)	1,861

Net income (loss)	$1,660	$1,344	$(60)	$2,863

Earnings (loss) per share:
Basic	$0.15	$0.13	$(0.01)	$0.28
Diluted	$0.15	$0.13	$(0.01)	$0.27
Weighted-average common shares outstanding:
Basic	10,898	10,337	10,597	10,224
Diluted	11,376	10,574	10,597	10,524
Dividends per common share	$0.10	$0.10	$0.20	$0.20

See Notes to Unaudited Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(60)	$2,863
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,380	740
Stock compensation expense	601	206
Undistributed earnings from equity investments	203	280
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(4,632)	(2,396)
Premiums receivable	(1,672)	(2,300)
Deferred policy acquisition costs	380	(32)
Reinsurance recoverable	(213)	984
Prepaid insurance premiums	127	(77)
Inventory	(1,519)	—
Prepaid program costs and other current assets	(3,110)	1,611
Other assets	(13)	(507)
Accounts payable and accrued and other expenses	2,570	4,009
Current and non-current participant and passenger deposits	18,067	(1,411)
Loss and loss adjustment expense reserves	1,740	718
Unearned premiums	(874)	97
Deferred gain on retroactive reinsurance	(71)	(376)
Other liabilities	—	(25)

Net cash provided by operating activities	12,904	4,384

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	34,790	15,646
Purchase of available-for-sale securities	(15,041)	(37,639)
Restricted cash	1,834	—
Purchase of other investments	(250)	(286)
Cash paid for acquisitions of subsidiaries, net of cash received	(11,895)	(1,485)
Purchase of property and equipment	(1,771)	(66)

Net cash provided by (used in) investing activities	7,667	(23,830)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,144	938
Dividends paid on common stock	(2,115)	(2,050)
Payment on debt	(1,655)	(1,584)

Net cash used in financing activities	(2,626)	(2,696)

Net increase (decrease) in cash and cash equivalents	17,945	(22,142)
Cash and cash equivalents, beginning of year	17,716	39,474

Cash and cash equivalents, end of year	$35,661	$17,332

Non Cash:
See Note 2 regarding the purchase of American West and Delta Queen through assumption of debt.

See Notes to Unaudited Consolidated Financial Statements.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements

1.	Description of the Company and Basis of Presentation

The Company

Ambassadors International, Inc. (the “Company”) was founded in 1967 as a travel services company incorporated in Washington and reincorporated in Delaware in 1995. The Company operates through four wholly owned subsidiaries: (i) Ambassadors, LLC (“Ambassadors”) which commenced operations in 1996, (ii) Cypress Reinsurance, Ltd (“Cypress Re”) which commenced operations in 2004, (iii) BellPort Group, Inc. (“BellPort”) which commenced operations in 2005 and (iv) Ambassadors Cruise Group, LLC (“ACG”) which commenced operations in 2006. In July 2006, the Company formed Ambassadors Marine Group, LLC (“AMG”) which will include the operations of BellPort and Bellingham Marine Industries, Inc. (“Bellingham Marine”) which was acquired on July 21, 2006.

In January 2006, the Company realigned its business segments into the following business segments: (i) Cruise, which includes the operations of ACG, (ii) Marine, which includes the operations of AMG, (iii) Travel and Events, which includes the operations of Ambassadors, (iv) Insurance, which includes the operations of Cypress Re and (v) Corporate and Other, which consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to our operating segments.

As of June 30, 2006, the following further describes the operations of the Company’s business segments:

•	Cruise — Operates two North American river and coastal cruise companies, American West Steamboat Company (“American West”) and Delta Queen Steamboat Company, Inc. (“Delta Queen”). We acquired American West on January 13, 2006 and the cruise-related assets of Delta Queen Steamboat Company, Inc. on April 25, 2006. American West operates a two-vessel fleet which includes the 231-passenger Empress of the North and the 150-passenger Queen of the West. American West offers cruises through Alaska’s Inside Passage and on the Columbia and Snake rivers. Each cruise offers an onboard historian/naturalist and in-depth shore excursions to enhance our customers’ understanding of the wildlife, history and cultures of the Pacific Northwest. Delta Queen operates historical cruises on many of America’s best known rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas rivers with stops at many of America’s most historic cities, battle grounds and estates. Delta Queen is America’s oldest cruise line with its history dating back to 1890. Delta Queen operates a three-vessel fleet which includes the 436-passenger American Queen®, the 416-passenger Mississippi Queen® and the 174-passenger Delta Queen®.

•	Marine — Includes marina management and development that partners with marina owners to create and operate luxury marina properties around the world. Marina management extends throughout the United States and Mexico. This segment also includes shipyard operations, marina consulting services and supervised marina construction in the United States and Mexico.

•	Travel and Events — Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. Develops, markets and distributes event portfolio management technology solutions for corporations and large associations.

•	Insurance — Reinsures property and casualty risks written by licensed U.S. insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

•	Corporate and Other — Consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to our Cruise, Marine, Travel and Events and Insurance segments.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for future periods or the year ending December 31, 2006.

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

Accounting for Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS No. 123. In 2005, our Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. Our Company adopted SFAS 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of our stock based compensation plans, the Company did not have a cumulative effect related to its plans. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.

The adoption of SFAS 123R resulted in compensation expense of approximately $190,000 and $157,000 in general and administrative expenses related to employee stock options and restricted stock, respectively, for the three months ended June 30, 2006. The adoption of SFAS 123R resulted in compensation expense of approximately $342,000 and $259,000 in general and administrative expenses related to employee stock options and restricted stock, respectively, for the six months ended June 30, 2006. As of June 30, 2006, there was approximately $336,000 and $443,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans expected for the remainder of 2006 and in future years through 2010, respectively. This expected cost does not include the impact of any future stock-based compensation awards.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table presents the effects on net income and earnings per share if the Company had recognized compensation expense under the fair value recognition provisions of SFAS No. 123 for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
Net income, as reported	$1,344	$2,863
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(154)	(328)

Net income, pro forma	$1,190	$2,535

Earnings per share — basic
As reported	$0.13	$0.28
Pro forma	0.12	0.25
Earnings per share — diluted
As reported	$0.13	$0.27
Pro forma	0.11	0.24

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants as of June 30, 2006 and 2005.

	2006	2005
Dividend yield	1.7%	2.9%
Expected volatility	54%	55%
Risk free interest rates	5.1%	3.8%
Expected option lives	4.0 years	4.0 years

Upon the adoption of SFAS 123R, expected volatility was based on historical volatilities. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remain outstanding. We estimated forfeitures based on historical pre-vesting forfeitures and will revise those estimates in subsequent periods if actual forfeitures differ from those estimates. For purposes of calculating pro forma information for periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Dividends Declared

On September 2, 2003, the Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. During 2005, a dividend of approximately $1,016,000 was paid on March 15, 2005 to stockholders of record on February 28, 2005, a dividend of approximately $1,034,000 was paid on June 15, 2005 to stockholders of record on May 31, 2005, a dividend of approximately $1,042,000 was paid on September 8, 2005 to stockholders of record on August 25, 2005 and a dividend of approximately $1,042,000 was paid on December 2, 2005 to stockholders of record on November 18, 2005. During 2006, a dividend of approximately $1,050,000 was paid on March 2, 2006 to stockholders of record on February 20, 2006 and a dividend of approximately $1,065,000 was paid on June 1, 2006 to stockholders of record on May 22, 2006.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

The Company and its Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN No. 48 on our financial statements.

2.	Business Acquisitions and Investments

In March 2002, Ambassadors acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement call for contingent payments through 2005 based upon actual income before income taxes multiplied by Ambassadors 49% ownership interest calculated based on a predefined multiplier. As of June 30, 2006, the Company’s obligation related to ITI’s fiscal 2005 results is estimated to be approximately $654,000, of which $443,000 remains unpaid and is accrued in the accompanying balance sheet as of June 30, 2006.

License fees earned from ITI are included in the Travel and Events segment and represent approximately $198,000 and $206,000 for the three months ended June 30, 2006 and 2005, respectively, and $275,000 and $305,000 for the six months ended June 30, 2006 and 2005, respectively. The Company also recorded its proportional share of the earnings and management fees from ITI of approximately $146,000 and $732,000 for the three months ended June 30, 2006 and 2005, respectively, and $130,000 and $764,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in other income. At June 30, 2006 and 2005, the Company had approximately $352,000 and $59,000, respectively, in receivables related to license and management fees and approximately $378,000 and $437,000, respectively, in undistributed earnings from ITI.

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina company operating facilities in both the United States and Mexico. The purchase was completed in February 2005 for consideration of $1,280,000 in cash and the issuance of 184,717 shares of the Company’s common stock, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, the Company assumed a credit facility of approximately $1,568,000 which the Company paid off in full on February 11, 2005. In connection with the acquisition, the Company was granted a twelve month option to purchase a 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. In February 2006, BellPort acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc., a California corporation, for $250,000 and extended its license agreement with BellPort Japan through 2010. The Company recorded its proportional share of the income from BellPort Japan of approximately $38,000 for the three and six months ended June 30, 2006, which is included in other income.

BellPort has a 50% ownership interest in Deer Harbor WI, LLC (“DHWI”). DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. The Company also recorded its proportional share of the losses from DHWI of approximately $39,000 and $36,000 for the three months ended June 30, 2006 and 2005, respectively, and $97,000 and $73,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in other income.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

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

The American West purchase price was approximately $46.7 million. The contingent consideration of 250,000 shares of the Company’s restricted stock has not been included in the preliminary purchase price and is not expected to be included in the original cost of the acquisition due to management’s inability to conclude “beyond a reasonable doubt” that the contingent consideration will be earned. The purchase price for the acquisition is as follows (in thousands):

Cash consideration	$4,350
Debt assumed	41,526
Acquisition costs incurred	844

Purchase price	$46,720

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

Total assets acquired	$52,238
Liabilities assumed	(5,518)

Net assets acquired	$46,720

On February 13, 2006, BellPort purchased certain assets related to the Newport Harbor Shipyard for $545,000. Concurrent with the asset purchase, BellPort entered into a long term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011.

On April 25, 2006, ACG acquired the cruise-related assets of Delta Queen pursuant to an Asset Purchase Agreement, dated April 6, 2006, by and among ACG, Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC, and Mississippi Queen Steamboat, LLC. Pursuant to the purchase agreement, ACG acquired three vessels, the American Queen®, Delta Queen® and Mississippi Queen®, and associated operating assets of Delta Queen for $2.75 million in cash, the assumption of approximately $9 million of passenger deposits and the assumption of approximately $35.0 million of fixed-rate, 6.5% debt payable through 2020 and guaranteed by the U.S. Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of the Company’s common stock, to be granted to Delta Queen Steamboat Company, Inc. if certain future financial targets are met in any of the three years following the close of the transaction.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

The Delta Queen purchase price was approximately $48.0 million. The contingent consideration of 100,000 shares of the Company’s common stock has not been included in the preliminary purchase price and is not expected to be included in the original cost of the acquisition due to management’s inability to conclude “beyond a reasonable doubt” that the contingent consideration will be earned. The purchase price for the acquisition is as follows (in thousands):

Cash consideration	$2,750
Debt assumed	35,464
Net customer deposit liabilities assumed	9,000
Acquisition costs incurred	750

Purchase price	$47,964

The final purchase price is dependent on the actual final direct acquisition costs and potential future contingent payments.

On April 25, 2006, ACG acquired the $9.0 million first preferred ship mortgage on a vessel, the 161-passenger Columbia Queen, from the U.S. Maritime Administration for $5.0 million. The mortgage held is classified as a note receivable as of June 30, 2006 in the accompanying balance sheet.

On June 12, 2006, ACG acquired the 49-passenger Executive Explorer for $2.5 million.

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

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

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

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As a result, unearned premium reserves, deferred policy acquisition costs and ceded prepaid reinsurance premiums of $4.9 million, $1.3 million and $1.0 million, respectively, were recorded on the balance sheet as of June 30, 2006.

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. As of June 30, 2006, the deferred gain on retroactive reinsurance was $80,000 and Cypress Re recognized in income $0.1 million and $0.3 million of the previously deferred gain for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves of $1.5 million, $0.1 million and $1.0 million, respectively, related to retroactive reinsurance were recorded on the Company’s balance sheet. The June 30, 2006 loss and loss adjustment expense reserves balance includes $20,000 for incurred but not reported claims.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable at June 30, 2006 is comprised of funds held in trust by the ceding company of approximately $13.5 million and deferred and not yet due premiums from the ceding company of approximately $2.3 million. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.

As of June 30, 2006, reinsurance recoverable and prepaid reinsurance premiums of $1.5 million and $1.0 million, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or nonperformance is limited to these amounts.

The effect of reinsurance on premiums written and earned for the year ended June 30, 2006 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	Written	Earned	Written	Earned
Assumed	$2,272	$3,056	$5,281	$6,155
Ceded	(402)	(520)	(1,007)	(1,135)

Net premiums	$1,870	$2,536	$4,274	$5,020

As of June 30, 2006, the Company has issued approximately $11,741,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2007.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

4.	Inventory

The Company maintains an inventory of fuel, supplies, souvenirs, and food and beverage products. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of June 30, 2006 are as follows (in thousands):

Fuel	$996
Souvenirs	319
Food, supplies and materials	611

$1,926

5.	Long-term obligations

In conjunction with ACG’s acquisition of American West, the Company assumed approximately $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the U.S. Government through the U.S. Maritime Administration (“MARAD”) under Title XI, Merchant Marine Act, 1936, as amended and is secured by a First Preferred Ship Mortgage on the Empress of the North. Monthly principal payments accumulating to approximately $1.8 million annually plus accrued interest are required through July 2028.

In conjunction with ACG’s acquisition of the cruise-related assets of Delta Queen, the Company assumed approximately $35.0 million of fixed-rate, 6.5% debt payable through 2020 and guaranteed by MARAD under Title XI, Merchant Marine Act, 1936, as amended, and secured by a First Preferred Ship Mortgage on the American Queen. Semi-annual principal payments accumulating to approximately $2.4 million annually plus accrued interest are required through June 2020.

6.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$1,660	$1,344	$(60)	$2,863
Change in unrealized gain on marketable equity securities, net of income tax expense of $121, $172, $273 and $256	208	265	451	385

	$1,868	$1,609	$391	$3,248

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

7.	Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share (“EPS”) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$1,660	$1,344	$(60)	$2,863

Denominator:
Weighted-average shares outstanding — basic	10,898	10,337	10,597	10,224
Effect of dilutive common stock options	478	237	—	300

Weighted-average shares outstanding — diluted	11,376	10,574	10,597	10,524

For the three months ended June 30, 2006 and 2005 there were approximately 1,000 and zero stock options outstanding, respectively, for which the exercise price exceeded the average common stock market value. For the six months ended June 30, 2006 and 2005 there were approximately 500 and zero stock options outstanding, respectively, for which the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted EPS because they are anti-dilutive.

8.	Common Stock Repurchase Program

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock in the open market or through private transactions, up to $20.0 million in the aggregate. This repurchase program is ongoing and as of June 30, 2006, the Company has repurchased 1,051,500 shares for approximately $12.4 million. The Company made no repurchases during the three or six months ended June 30, 2006 and 2005.

9.	Business Segments

In January 2006, concurrent with certain acquisitions completed subsequent to December 31, 2005, the Company realigned its business segments. As of January 2006, the Company reports the following business segments: (i) Cruise, which includes the operations of ACG, (ii) Marine, which includes the operations of AMG, (iii) Travel and Events, which includes the operations of Ambassadors, (iv) Insurance, which includes the operations of Cypress Re and (v) Corporate and Other, which consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to our operating segments.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

Summary of business segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue:
Cruise	$21,769	$—	$23,164	$—
Marine	2,250	214	2,420	328
Travel and Events	3,108	4,518	7,377	9,789
Insurance	2,536	3,096	5,020	5,692
Corporate and Other	—	—	—	—

Total revenue	$29,663	$7,828	$37,981	$15,809

Operating income (loss):
Cruise	$2,241	$—	$(1,433)	$—
Marine	248	29	181	(8)
Travel and Events	132	1,239	1,560	3,461
Insurance	54	300	130	585
Corporate and Other	(1,095)	(734)	(2,130)	(1,301)

Total operating income (loss)	$1,580	$834	$(1,692)	$2,737

Summary of business segment total assets as of June 30, 2006 is as follows (in thousands):

Cruise	$134,680
Marine	7,399
Travel and Events	16,134
Insurance	29,665
Corporate and Other	65,964

Total operating income (loss)	$253,842

10.	Contingencies

On March 24, 2006, the Empress of the North ran aground in Washougal, Washington. No passengers or crew were injured during the grounding. The vessel was in dry dock for damage inspection and repairs for approximately four weeks. The vessel was released and began operations on April 16, 2006. As of June 30, 2006, the Company recorded in cruise operating expenses approximately $2.7 million in costs associated with vessel repairs, passenger relocation and crew expenses incurred as a result of the grounding. These expenses were offset by insurance recoveries of $1.6 million received in the second quarter of 2006. The Company estimates that the overall negative impact of the cancelled revenue related to this incident to be approximately $1.7 million.

11.	Subsequent Events

On July 21, 2006, the Company acquired Bellingham Marine, a marina design and construction company, through the acquisition of Nishida Tekko America Corporation (“NTAC”), the 100% owner of Bellingham Marine. The Company paid cash consideration of $7.0 million to Nishida Tekko Corporation (“NTC”), the seller of NTAC and repaid $6 million of outstanding debt of NTAC. In addition, Ambassadors Marine Group, LLC and NTC entered into an option agreement pursuant to which NTC was granted a five year option to acquire an approximate 25% interest in Bellingham Marine through the acquisition of 49% of the outstanding stock of NTAC at a purchase price not to exceed $3,430,000, plus seven percent annualized interest.

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

The Company is a cruise, marine, travel and events and reinsurance company. Ambassadors Cruise Group, LLC (“ACG”), a wholly-owned subsidiary of the Company, operates American West Steamboat Company (“American West”), which offers cruises through Alaska’s Inside Passage and on the Columbia and Snake rivers, and Delta Queen Steamboat Company (“Delta Queen”), which offers cruises on many of America’s best known rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas rivers with stops at many of America’s most historic cities, battle grounds and estates. American West and Delta Queen have been combined under one brand, Majestic America Line. BellPort Group, Inc. (“BellPort”), a wholly-owned subsidiary of the Company, provides marina management, development, consulting services and shipyard operations throughout the United States and Mexico. In July 2006, the Company formed Ambassadors Marine Group, LLC (“AMG”) which will include the operations of BellPort and Bellingham Marine Industries, Inc. (“Bellingham Marine”) which was acquired on July 21, 2006. Ambassadors, LLC (“Ambassadors”), a wholly-owned subsidiary of the Company, provides travel and event services for corporations, associations and tradeshows. Cypress Reinsurance, Ltd (“Cypress Re”), a wholly-owned subsidiary of the Company, reinsures property and casualty risks written by licensed U.S. insurers.

Subsequent to the period covered by this report, on July 21, 2006, the Company acquired Bellingham Marine, a marina design and construction company. Pursuant to a Stock Purchase Agreement dated July 21, 2006, the Company acquired all the outstanding securities of Nishida Tekko America Corporation (“NTAC”), the parent corporation of Bellingham Marine, from Nishida Tekko Corporation (“NTC”), a Japanese corporation, for cash consideration of $7.0 million and the repayment of $6.0 million of outstanding debt of NTAC. In addition, AMG and NTC entered into an option agreement pursuant to which NTC was granted a five year option to acquire an approximate 25% interest in Bellingham Marine through the acquisition of 49% of the outstanding stock of NTAC at a purchase price not to exceed $3,430,000, plus seven percent annualized interest.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the period. We evaluate our estimates and judgments, including those which impact our most critical accounting policies, on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, within the framework of current accounting literature.

Our businesses are seasonal. Historically, we have recognized the majority of our operating results in the first and second quarters of each fiscal year. As a result of the acquisitions within ACG, we anticipate that beginning in 2006 the majority of our operating results will be recognized in the second and third quarters of each fiscal year, which coincides with our cruising season. Our annual results would be adversely affected if our revenue were to be substantially below seasonal norms during the second and third quarters of the year.

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

Revenue from software and technology related events is derived from a combination of license and maintenance fees and services provided with enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from development contracts is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Such development contracts pertain to a combination of customization and enhancement programs of the Company’s event software performed at the request of clients. These contracts cover program periods of three to nine months and do not involve significant revisions to estimates due to their short-term nature. At June 30, 2006, the Company had one short-term development contract that was in the completion phase of the agreement. Revenue from contracts relating to only maintenance or hosting of data is recognized on the straight-line basis over the period that the services are provided.

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

Marine Revenue

The Company recognizes revenue for marine and related services in accordance with the respective contracts. The Company recognizes shipyard related revenue upon the completion and delivery of services performed.

License Fees

Revenue from license fees is recognized based on a contracted percentage of total program receipts recorded from the licensing source.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs, commissions and other costs of acquiring insurance, that vary with and are primarily related to the production of new and renewal insurance. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. The Company considers anticipated investment income in determining the recoverability of these costs. At June 30, 2006, management believes its deferred policy acquisition costs are recoverable.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Cost of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. Major additions and betterments are capitalized. The vessels are capitalized and depreciated using the straight-line method over the expected useful life ranging up to 30 years, net of a residual value which generally approximate 15%. Vessel replacement parts are depreciated upon being placed in service. Office and shop equipment is capitalized and depreciated using the straight-line method over the expected useful life of the equipment, ranging up to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the expected useful life of the improvement or the term of the related lease.

The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations.

Intangible Long-Lived Assets

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS No. 123. In 2005, we used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. We adopted SFAS 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of our plans, we did not have a cumulative effect related to our plans. We also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. The valuation allowance remained unchanged at June 30, 2006 from December 31, 2005. All available positive and negative evidence was evaluated and the Company believes that it is more likely than not that the net deferred tax assets recorded at June 30, 2006 will be realized.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005

Revenue

Total revenue for the three months ended June 30, 2006 was $29.7 million, compared to $7.8 million for the three months ended June 30, 2005. For the quarter ended June 30, 2006, the increase in revenue resulted from the addition of $21.8 million in cruise-related revenue from our cruise segment which commenced operations on January 13, 2006. In addition, our marine revenue increased $2.0 million compared to the comparable period of 2005 as a result of our shipyard operations which began on April 1, 2006. These increases were partially offset by lower travel, incentive and event related revenue, as well as lower net insurance premiums earned, both a result of decreased business in the second quarter of 2006.

Cruise Operating Expenses

Cruise operating expenses were $12.2 million for the three months ended June 30, 2006, representing direct expenses incurred with owning and operating the American West and Delta Queen cruise lines acquired in January 2006 and April 2006, respectively. There was no comparable cruise activity for the 2005 period. We anticipate cruise related expenses to increase in future periods in relation to cruise revenue generated.

Cost of Marine Revenue

Cost of marine revenue was $1.1 million for the three months ended June 30, 2006, representing direct expenses incurred with operating the shipyard which began in April 2006. There was no comparable marine activity for the 2005 period. We anticipate cost of marine revenue to increase in future periods in relation to marine revenue generated and as a result of our acquisition of Bellingham Marine.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $3.7 million for the quarter ended June 30, 2006, compared to $0.8 million for the comparable quarter of 2005. The increase is due to the additional selling and marketing expenses incurred by the cruise segment which began operations in January 2006.

General and Administrative Expenses

General and administrative expenses were $7.8 million for the quarter ended June 30, 2006, compared to $3.3 million for the quarter ended June 30, 2005. The increase is due to the additional general and administrative expenses incurred by the cruise segment which began operations in January 2006. As of January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” and recorded approximately $190,000 and $157,000 in general and administrative expenses related to employee stock options and restricted stock, respectively. We anticipate general and administrative expenses to increase in future periods as a result of our acquisition of Bellingham Marine.

Depreciation and Amortization

Depreciation and amortization expenses were $0.9 million for the quarter ended June 30, 2006, compared to $0.1 million for the quarter ended June 30, 2005. The increase is related to the additional depreciation expensed during the quarter ended June 30, 2006 due to the property and equipment, predominantly consisting of vessels, acquired as a result of the acquisitions completed during 2006.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $1.5 million for the three months ended June 30, 2006, compared to $1.6 million for the three months ended June 30, 2005. Loss and loss adjustment expenses increased to 58.8% of net insurance premiums earned in 2006 from 51.7% in 2005. The increase as a percentage of net insurance premiums earned is due to modestly higher loss development incurred during the second half of 2005.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $1.0 million for the three months ended June 30, 2006, compared to $1.2 million for the three months ended June 30, 2005. The decrease is related to the decrease in net insurance premiums earned for the quarter ended June 30, 2006 compared to the comparable quarter of 2005.

Operating Income

We recorded operating income of $1.6 million for the quarter ended June 30, 2006, compared to $0.8 million in the comparable quarter of 2005. The change is the result of the changes described above.

Other Income

Other income for the three months ended June 30, 2006 was $1.0 million, compared to $1.4 million for the three months ended June 30, 2005. The decrease was a result of approximately $0.7 million of interest expense related to long-term debt assumed in our cruise acquisitions consummated in the first and second quarters of 2006 and decreases in our net earnings on minority investments in 2006 of $0.6 million. Other income was favorably impacted by realized gains of $0.7 million which resulted from sales of available-for-sale securities and improved yields on our investment portfolio of $0.2 million resulting from higher interest rates in 2006 compared to the comparable quarter of 2005.

Income Taxes

We recorded income tax expense of $1.0 million for the quarter ended June 30, 2006, compared to income tax expense of $0.9 million for the quarter ended June 30, 2005. The effective tax rate for the quarter ended June 30, 2006 was 36.8%, compared to a rate of 39.5% for the quarter ended June 30, 2005. The decrease in the effective tax rate is primarily due to the decrease in our state rate resulting from a substantial portion of the new cruise segment operations being conducted in a state with no state income tax.

Net Income

Net income for the quarter ended June 30, 2006 was $1.7 million, compared to $1.3 million for the comparable quarter of 2005. The change is the result of the changes described above.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005

Revenue

Total revenue for the six months ended June 30, 2006 was $38.0 million, compared to $15.8 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, the increase in revenue resulted from the addition of $23.2 million in cruise-related revenue from our cruise segment which commenced operations on January 13, 2006. In addition, our marine revenue increased $2.1 million over the comparable six month period of 2005 primarily as a result of our shipyard operations which began on April 1, 2006. These increases were partially offset by lower travel, incentive and event related revenue, as well as lower net insurance premiums earned, both a result of decreased business in 2006.

Cruise Operating Expenses

Cruise operating expenses were $14.6 million for the six months ended June 30, 2006, representing direct expenses incurred with owning and operating the American West and Delta Queen cruise vessels acquired in January 2006 and April 2006, respectively. There was no cruise activity for the comparable six month period of 2005.

Cost of Marine Revenue

Cost of marine revenue was $1.1 million for the six months ended June 30, 2006, representing direct expenses incurred with operating the shipyard which began in April 2006. There was no marine activity for the comparable six month period of 2005.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $5.2 million for the six months ended June 30, 2006, compared to $1.6 million for the comparable six month period of 2005. The increase is due to the additional selling and marketing expenses incurred by the cruise segment which began operations in January 2006.

General and Administrative Expenses

General and administrative expenses were $12.6 million for the six months ended June 30, 2006, compared to $6.1 million for the six months ended June 30, 2005. The increase is due to the additional general and administrative expenses incurred by the cruise segment which began operations in January 2006. As of January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” and recorded approximately $342,000 and $259,000 in general and administrative expenses related to employee stock options and restricted stock, respectively. We anticipate general and administrative expenses to increase in future periods as a result of our acquisition of Bellingham Marine.

Depreciation and Amortization

Depreciation and amortization expenses were $1.3 million for the six months ended June 30, 2006, compared to $0.2 million for the six months ended June 30, 2005. The increase is related to the additional depreciation expensed during the six months ended June 30, 2006 due to the property and equipment, predominantly consisting of vessels, acquired as a result of the acquisitions completed during 2006.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $2.9 million for both the six months ended June 30, 2006 and 2005. Loss and loss adjustment expenses increased to 56.9% of net insurance premiums earned in 2006 from 50.3% in 2005. The increase as a percentage of net insurance premiums earned is due to modestly higher loss development incurred during the second half of 2005.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $2.0 million for the six months ended June 30, 2006, compared to $2.2 million for the six months ended June 30, 2005. The decrease is related to the decrease in net insurance premiums earned for the six months ended June 30, 2006 compared to comparable six month period of 2005.

Operating Income (Loss)

We recorded an operating loss of $1.7 million for the six months ended June 30, 2006, compared to operating income of $2.7 million in the comparable six month period of 2005. The change is the result of the changes described above.

Other Income

Other income for the six months ended June 30, 2006 was $1.6 million, compared to $2.0 million for the six months ended June 30, 2005. The decrease was a result of approximately $1.1 million of interest expense related to long-term debt assumed in our cruise acquisitions consummated in the first and second quarters of 2006 and decreases in our net earnings on minority investments in 2006 of $0.6 million. Other income was favorably impacted by realized gains of $0.7 million which resulted from sales of available-for-sale securities and improved yields on our investment portfolio of $0.5 million resulting from higher interest rates in 2006 compared to the comparable six month period of 2005.

Income Taxes

We recorded an income tax benefit of $0.1 million for the six months ended June 30, 2006, compared to tax expense of $1.9 million for the six months ended June 30, 2005. The effective tax benefit rate for the six months ended June 30, 2006 was 54.9%, compared to a tax rate of 39.4% for the six months ended June 30, 2005. The increase in the income tax benefit is primarily due to the decrease in our state rate resulting from a substantial portion of the new cruise segment operations being conducted in a state with no state income tax.

Net Income (Loss)

Net loss for the six months ended June 30, 2006 was $0.1 million, compared to net income of $2.9 million for the comparable six month period of 2005. The change is the result of the changes described above.

Liquidity and Capital Resources

Our cash, cash equivalents and available-for-sale securities totaled $94.1 million at June 30, 2006, compared to $95.1 million at December 31, 2005. The decrease was primarily due to cash paid for acquisitions, payments on long-term debt, purchases of equipment and dividends paid to shareholders during the six month period ending June 30, 2006. The uses of cash were partially offset by positive changes in net cash related to timing differences in the collection of current assets and the payment of current liabilities, specifically an increase in participant and passenger deposits.

Net cash provided by operating activities for the six months ended June 30, 2006 was approximately $12.9 million, compared to $4.4 million for the six months ended June 30, 2005. The change in net cash primarily relates to timing differences in the collection of current assets and the payment of current liabilities, specifically an increase in participant and passenger deposits. This increase was partially offset by a net loss in 2006 compared to net income in 2005.

Net cash provided by investing activities for the six months ended June 30, 2006 was approximately $7.7 million, compared to net cash used in investing activities of $23.8 million for the six months ended June 30, 2005. The change is due to the timing differences in reinvesting matured securities and cash paid for acquisitions.

We do not have any material capital expenditure commitments for 2006.

The terms of our investment in Incentive Travel, Inc. (“ITI”) included contingent payments due in March 2005 based upon fiscal year 2004 income. In 2005, we paid approximately $497,000 based upon 2004 and 2005 income. We have also accrued a payment due in 2006 of approximately $443,000 based upon the Company’s remaining obligation related to 2005 income.

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

On April 25, 2006, ACG acquired the cruise-related assets of Delta Queen for $2.75 million in cash, the assumption of approximately $9 million of passenger deposits and the assumption of approximately $35.0 million of fixed-rate, 6.50% debt payable through 2020 and guaranteed by the U.S. Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of the Company’s common stock, to be granted to Delta Queen Steamboat Company, Inc. if certain future financial targets are met in any of the three years following the close of the transaction.

On February 13, 2006, BellPort purchased certain assets related to the Newport Harbor Shipyard for $545,000. Concurrent with the asset purchase, BellPort entered into a long term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011.

On April 25, 2006, ACG acquired the $9.0 million first preferred ship mortgage on a vessel, the 161-passenger Columbia Queen, from the U.S. Maritime Administration for $5.0 million. The mortgage held is classified as a note receivable as of June 30, 2006 in the accompanying balance sheet.

On June 12, 2006, ACG acquired the 49-passenger Executive Explorer for $2.5 million from the U.S. Federal Marshal.

Subsequent to the period covered by this report, on July 21, 2006, the Company acquired Bellingham Marine, a marina design and construction company. Pursuant to a Stock Purchase Agreement dated July 21, 2006, the Company acquired all the outstanding securities of Nishida Tekko America Corporation (“NTAC”), the parent corporation of Bellingham Marine, from Nishida Tekko Corporation (“NTC”), a Japanese corporation, for cash consideration of $7.0 million and the repayment of $6.0 million of outstanding debt of NTAC. In addition, AMG and NTC entered into an option agreement pursuant to which NTC was granted a five year option to acquire an approximate 25% interest in Bellingham Marine through the acquisition of 49% of the outstanding stock of NTAC at a purchase price not to exceed $3,430,000, plus seven percent annualized interest.

Net cash used in financing activities for the six months ended June 30, 2006 was approximately $2.6 million, compared to $2.7 million for the six months ended June 30, 2005. Current period activity consisted of two $0.10 per share cash dividends paid to common stockholders and payments made on debt assumed in conjunction with the American West acquisition. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period. Net cash used in financing activities for the six months ended June 30, 2005 consisted of two $0.10 per share cash dividends paid to common stockholders and the repayment of all debt assumed in conjunction with the BellPort acquisition. These payments were partially offset by the proceeds received from the exercise of employee stock options.

On September 2, 2003, the Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. During 2005, a dividend of approximately $1,016,000 was paid on March 15, 2005 to stockholders of record on February 28, 2005, a dividend of approximately $1,034,000 was paid on June 15, 2005 to stockholders of record on May 31, 2005, a dividend of approximately $1,042,000 was paid on September 8, 2005 to stockholders of record on August 25, 2005 and a dividend of approximately $1,042,000 was paid on December 2, 2005 to stockholders of record on November 18, 2005. During 2006, a dividend of approximately $1,050,000 was paid on March 2, 2006 to stockholders of record on February 20, 2006 and a dividend of approximately $1,065,000 was paid on June 1, 2006 to stockholders of record on May 22, 2006.

We and our Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, our financial position and other conditions which may affect our desire or ability to pay dividends in the future.

In the ordinary course of business we may from time to time be required to enter into letters of credit related to our insurance programs and for our travel related programs with airlines, travel providers and travel reporting agencies. As of June 30, 2006, we have issued approximately $11,741,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2007. As of June 30, 2006, we have issued approximately $800,000 in letters of credit related to travel and event business operations which expire at various dates through 2006. As of June 30, 2006, we have issued approximately $889,000 in letters of credit related to cruise business operations which expire in 2007. We have a $15 million line of credit to support the outstanding letters of credit. Pursuant to the line of credit, we are subject to certain covenants, which include, among other things, a requirement for unencumbered liquid assets. As of June 30, 2006, we were in compliance with these covenants.

Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 10% of loss and loss adjustment expense reserves, whichever is greater. As of June 30, 2006, Cypress Re has $10.1 million of contributed capital from us which is in excess of the required statutory capital and surplus of $1.1 million.

In November 1998, our Board of Directors authorized the repurchase of our common stock in the open market or through private transactions up to $20.0 million. In 2005 and the first and second quarters of 2006 we made no share repurchases. We do not believe that any future repurchases will have a significant impact on our liquidity.

We believe that cash, cash equivalents, available-for-sale securities and cash flows from operations will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. We continue to pursue further acquisitions of businesses that are complementary to our operations, although no assurance can be given that definitive agreements for any acquisition will be entered into or, if they are entered into, that any acquisition will be consummated on terms favorable to us. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position as of June 30, 2006:

	Payments Due by Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long term debt obligations (A)	$75,335	$4,229	$8,937	$8,459	$53,710
Operating leases	4,700	1,535	2,062	1,103	—

Total contractual cash obligations	$80,035	$5,764	$10,999	$9,562	$53,710

(A)	Amounts exclude interest.

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

Cautionary Note Regarding Forward Looking Statements

Statements contained in this Quarterly Report on Form 10-Q of the Company, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Such risks and uncertainties include, among others:

•	general economic, financial and business conditions;

•	overall conditions in the travel services, insurance, vacation and cruise vacation markets;

•	potential claims related to the Company’s reinsurance business;

•	the potentially volatile nature of the reinsurance business;

•	the impact of competition;

•	the Company’s ability to successfully acquire and integrate companies;

•	a decline in corporate meeting demand caused by terrorism, war, weather conditions or health and safety concerns;

•	potential liability related to accidents or disasters causing injury to participants or attendees to the Company’s programs or events;

•	our dependence upon travel suppliers and the risks associated with a deterioration in our relationships with these travel suppliers;

•	our ability to effectively and efficiently operate Ambassadors Cruise Group and the cruise operations that we have acquired;

•	our ability to effectively and efficiently operate Bellingham Marine and the marine and shipyard operations that we have acquired;

•	changes in vacation industry capacity;

•	the impact of new laws and regulations affecting our business;

•	negative incidents involving cruise ships including those involving the health and safety of passengers and grounding of cruise vessels;

•	reduced consumer demand for cruises as a result of any number of reasons, including economic uncertainties and the unavailability of air service;

•	expenses and delays caused by cruise ship maintenance problems and damage caused by accidents;

•	the impact of changes in fuel, food, payroll, insurance and security costs;

•	the implementation of regulations requiring United States citizens to obtain a passport for travel to Canada;

•	our ability to service our increased debt obligations as a result of the American West and Delta Queen acquisitions;

•	weather; and

•	other factors discussed in this Quarterly Report on Form 10-Q.

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

During the first and second quarters of 2006, the Company acquired multiple businesses and new operations within the cruise and marine segments. The Company is currently in the process of assessing and integrating internal controls over financial reporting into our financial reporting systems for these acquired businesses. Excluding the acquisitions, there have been no additional changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. See Note 2 to our Consolidated Financial Statements included in Item 1 for discussion of the acquisitions and related financial data.

PART II — OTHER INFORMATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders of registrant on May 11, 2006, the following matters were voted upon:

(a)	Election of Directors (1):

Nominee	Votes For	Votes Withheld
James L. Easton	9,818,815	20,662
Kevin M. Luebbers	9,835,515	3,962
Joseph J. Ueberroth	9,763,779	75,698

(b)	Appointment of Ernst & Young LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2006:

Votes For	Against	Abstain	Broker Non-Vote
9,838,977	0	500	0

(1)	The three directors will hold office for a three-year term or until their respective successors are duly elected and qualified.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

10.1	Stock Purchase Agreement, dated July 21, 2006, by and among Ambassadors Marine Group, LLC, Nishida Tekko Corporation, Nishida Tekko America Corporation and BMI Acquisition Company. (1)

10.2	Option Agreement, dated July 21, 2006, by and between Ambassadors Marine Group, LLC and Nishida Tekko Corporation. (2)

21.1	Subsidiaries of Ambassadors International, Inc. (3)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Filed as Exhibit 2.1 to Current Report on Form 8-K, which was filed on July 26, 2006, and incorporated herein by reference.

(2)	Filed as Exhibit 10.1 to Current Report on Form 8-K, which was filed on July 26, 2006, and incorporated herein by reference.

(3)	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC.
(Registrant)

Date: August 7, 2006	By:	/s/ Brian R. Schaefgen
Brian R. Schaefgen,
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	Stock Purchase Agreement, dated July 21, 2006, by and among Ambassadors Marine Group, LLC, Nishida Tekko Corporation, Nishida Tekko America Corporation and BMI Acquisition Company. (1)

10.2	Option Agreement, dated July 21, 2006, by and between Ambassadors Marine Group, LLC and Nishida Tekko Corporation. (2)

21.1	Subsidiaries of Ambassadors International, Inc. (3)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Filed as Exhibit 2.1 to Current Report on Form 8-K, which was filed on July 26, 2006, and incorporated herein by reference.

(2)	Filed as Exhibit 10.1 to Current Report on Form 8-K, which was filed on July 26, 2006, and incorporated herein by reference.

(3)	Filed herewith.