Form 10-Q
period 2006-09-30
AMBASSADORS INTERNATIONAL INC
filed 2006-11-09
CIK 946842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐        No  ☒

The number of shares of the registrant’s Common Stock outstanding as of October 27, 2006 was 10,816,879.

AMBASSADORS INTERNATIONAL, INC.

FORM 10-Q QUARTERLY REPORT

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ambassadors International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$13,704	$17,716
Restricted cash	9,600	—
Available-for-sale securities	50,604	77,415
Accounts receivable, net of allowance of $784 and $17 in 2006 and 2005, respectively	21,124	2,976
Costs in excess of billings on construction contracts	9,615	—
Premiums receivable	15,283	14,135
Deferred policy acquisition costs	810	1,668
Reinsurance recoverable	1,470	1,257
Prepaid reinsurance premiums	597	1,095
Inventory	3,834	—
Deferred income taxes	709	414
Prepaid program costs and other current assets	9,798	2,524

Total current assets	137,148	119,200
Property and equipment, net	106,040	595
Goodwill	10,920	8,996
Note receivable	8,500	—
Other intangibles	1,478	1,325
Deferred income taxes	4,478	2,444
Other assets	2,532	2,223

Total assets	$271,096	$134,783

Liabilities:
Current liabilities:
Accounts payable	$15,893	$2,453
Participant and passenger deposits	28,273	6,124
Billings in excess of costs on construction contracts	5,967	—
Accrued and other expenses	11,423	2,024
Loss and loss adjustment expense reserves	11,124	9,021
Unearned premiums	2,969	5,779
Deferred gain on retroactive reinsurance	44	151
Current portion of long term debt	6,238	—

Total current liabilities	81,931	25,552
Non-current participant deposits	35	5
Long term debt, net of current portion	71,298	—

Total liabilities	153,264	25,557
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 10,816,879 and 10,515,273 shares issued and outstanding in 2006 and 2005, respectively	107	105
Additional paid-in capital	96,354	94,957
Retained earnings	20,873	16,522
Deferred compensation	—	(1,856)
Accumulated other comprehensive income (loss)	498	(502)

Total stockholders’ equity	117,832	109,226

Total liabilities and stockholders’ equity	$271,096	$134,783

See Notes to Unaudited Condensed Consolidated Financial Statements.

Ambassadors International, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
Passenger ticket revenue	$30,272	$—	$50,647	$—
Onboard and other cruise revenue	4,774	—	7,563	—
Marine revenue	16,725	221	19,145	549
Travel, incentive and event related	3,467	2,976	10,569	12,460
Net insurance premiums earned	2,341	3,072	7,361	8,764
License fees	—	105	275	410

	57,579	6,374	95,560	22,183

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	4,481	—	8,939	—
Passenger expenses	3,157	—	5,177	—
Materials and services	5,668	—	11,022	—
Repairs and maintenance	793	—	1,739	—
Other cruise operating expenses	2,356	—	4,135	—

	16,455	—	31,012	—
Cost of marine revenue	12,965	—	14,047	—
Selling and tour promotion	4,656	735	9,849	2,348
General and administrative	11,395	3,156	24,020	9,294
Depreciation and amortization	1,237	81	2,563	295
Loss and loss adjustment expenses	1,470	1,699	4,327	4,562
Insurance acquisition costs and other operating expenses	891	1,220	2,924	3,464

	49,069	6,891	88,742	19,963

Operating income (loss)	8,510	(517)	6,818	2,220

Other income (expense):
Interest and dividend income	860	822	2,695	2,113
Interest expense	(998)	—	(2,093)	(5)
Realized gains on sale of available-for-sale securities	338	6	1,085	18
Other, net	(3)	385	69	1,074

	197	1,213	1,756	3,200

Income before provision for income taxes	8,707	696	8,574	5,420
Provision for income taxes	1,109	268	1,036	2,129

Net income	$7,598	$428	$7,538	$3,291

Earnings per share:
Basic	$0.69	$0.04	$0.71	$0.32
Diluted	$0.66	$0.04	$0.66	$0.31
Weighted-average common shares outstanding:
Basic	10,936	10,407	10,631	10,286
Diluted	11,490	10,668	11,358	10,573
Dividends per common share	$0.10	$0.10	$0.30	$0.30

See Notes to Unaudited Condensed Consolidated Financial Statements.

Ambassadors International, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net income	$7,538	$3,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,701	1,057
Stock compensation expense	1,131	309
Undistributed earnings from equity investments	194	111
Deferred income taxes	(2,461)	—
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts receivable	(2,480)	(157)
Costs in excess of billings on construction contracts	(130)	—
Premiums receivable	(1,148)	(3,289)
Deferred policy acquisition costs	858	120
Reinsurance recoverable	(213)	396
Prepaid insurance premiums	498	123
Inventory	(1,632)	—
Prepaid program costs and other current assets	(2,674)	738
Other assets	(51)	(168)
Accounts payable and accrued and other expenses	6,706	3,462
Current and non-current participant and passenger deposits	4,372	(76)
Billings in excess of costs on construction contracts	(381)	—
Loss and loss adjustment expense reserves	2,103	2,423
Unearned premiums	(2,810)	(744)
Deferred gain on retroactive reinsurance	(107)	(354)
Other liabilities	—	(114)

Net cash provided by operating activities	12,014	7,128

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	48,321	30,455
Purchase of available-for-sale securities	(20,540)	(52,512)
Restricted cash	(9,600)	—
Purchase of other investments	(250)	(497)
Cash paid for acquisitions of subsidiaries, net of cash received	(26,746)	(1,485)
Purchase of property and equipment	(2,295)	(119)

Net cash used in investing activities	(11,110)	(24,158)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,124	1,467
Dividends paid on common stock	(3,187)	(3,092)
Payment on debt	(3,853)	(1,584)

Net cash used in financing activities	(4,916)	(3,209)

Net decrease in cash and cash equivalents	(4,012)	(20,239)
Cash and cash equivalents, beginning of period	17,716	39,474

Cash and cash equivalents, end of period	$13,704	$19,235

Non Cash Activities:

See Note 2 regarding the purchase of American West and Delta Queen through assumption of debt.

See Notes to Unaudited Condensed Consolidated Financial Statements.

Ambassadors International, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Company and Basis of Presentation

The Company

Ambassadors International, Inc. (the “Company”) was founded in 1967 as a travel services company incorporated in Washington and reincorporated in Delaware in 1995. The Company operates through four wholly owned subsidiaries: (i) Ambassadors, LLC (“Ambassadors”) which commenced operations in 1996, (ii) Cypress Reinsurance, Ltd (“Cypress Re”) which commenced operations in 2004, (iii) Ambassadors Marine Group, LLC (“AMG”) was formed in 2006 and includes the operations of BellPort Group, Inc. (“BellPort”) which commenced operations in 2005 and Bellingham Marine Industries, Inc. (“Bellingham Marine”) which was acquired on July 21, 2006 and (iv) Ambassadors Cruise Group, LLC (“ACG”) which commenced operations in 2006.

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

As of September 30, 2006, the following further describes the operations of the Company’s business segments:

•	Cruise — Operates Majestic America Line which consists of two North American river and coastal cruise companies, American West Steamboat Company (“American West”) and DQSC Operations, LLC (“Delta Queen”). ACG acquired American West on January 13, 2006 and the cruise-related assets of Delta Queen Steamboat Company, Inc. on April 25, 2006. American West operates a two-vessel fleet which includes the 223-passenger Empress of the North and the 142-passenger Queen of the West. American West offers cruises through Alaska’s Inside Passage and on the Columbia and Snake rivers. Each cruise offers an onboard historian/naturalist and in-depth shore excursions to enhance our passengers’ understanding of the wildlife, history and cultures of the Pacific Northwest. Delta Queen operates historical cruises on many of America’s best known rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas rivers, with stops at many of America’s most historic cities, battle grounds and estates. Delta Queen is America’s oldest cruise line with its history dating back to 1890. Delta Queen operates a three-vessel fleet which includes the 436-passenger American Queen®, the 412-passenger Mississippi Queen® and the 176-passenger Delta Queen®. The American Queen® is not in operation for the 2006 cruise season. On June 12, 2006, ACG acquired the 48-passenger Executive Explorer, renamed Contessa, and on October 13, 2006, ACG acquired the 150-passenger Columbia Queen. The Company anticipates operating all seven vessels in the 2007 cruise season under the Majestic America Line.

•	Marine — Includes marina management and development that partners with marina owners to create and operate luxury marina properties around the world. Marina management extends throughout the United States and Mexico. This segment also includes shipyard operations, marina consulting services and supervised marina construction in the United States and Mexico. On July 21, 2006, the Company acquired Bellingham Marine, a marina design and construction company.

•	Travel and Events — Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. Develops, markets and distributes event portfolio management technology solutions for corporations and large associations.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

•	Insurance — Reinsures property and casualty risks written by licensed U.S. insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.

•	Corporate and Other — Consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to our Cruise, Marine, Travel and Events and Insurance segments.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for future periods or the year ending December 31, 2006.

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

Accounting for Stock Options

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment” (“SFAS 123R”) using the modified-prospective method. Based on the terms of our stock based compensation plans, the Company did not have a cumulative effect related to its plans. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.

The adoption of SFAS 123R resulted in compensation expense of approximately $272,000 and $258,000 that has been classified in general and administrative expenses related to employee stock options and restricted stock, respectively, for the three months ended September 30, 2006. The adoption of SFAS 123R resulted in compensation expense of approximately $614,000 and $517,000 that has been classified in general and administrative expenses related to employee stock options and restricted stock, respectively, for the nine months ended September 30, 2006. The effects of the total compensation expense on net income was a reduction of $316,000 and $675,000 for the three and nine months ended September 30, 2006, respectively. The effects of the total compensation expense was a reduction of basic and diluted earnings per share of $0.03 and $0.03, respectively, for the three months ended September 30, 2006 and $0.06 and $0.06, respectively, for the nine months ended September 30, 2006.

As of September 30, 2006, there was approximately $268,000 and $1,010,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans expected for the remainder of 2006 and in future years through 2010, respectively. This expected cost does not include the impact of any future stock-based compensation awards.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

The following table presents the effects on net income and earnings per share if the Company had recognized compensation expense under the fair value recognition provisions of SFAS No. 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
Net income, as reported	$428	$3,291
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(53)	(381)

Net income, pro forma	$375	$2,910

Earnings per share — basic
As reported	$0.04	$0.32
Pro forma	0.04	0.28
Earnings per share — diluted
As reported	$0.04	$0.31
Pro forma	0.04	0.28

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants as of September 30, 2006 and 2005.

	2006	2005
Dividend yield	1.3%	2.8%
Expected volatility	53%	54%
Risk free interest rates	4.67%	4.01%
Expected option lives	4.0 years	4.0 years

Upon the adoption of SFAS 123R, expected volatility was based on historical volatilities. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remain outstanding. The Company estimated forfeitures based on historical pre-vesting forfeitures and will revise those estimates in subsequent periods if actual forfeitures differ from those estimates. For purposes of calculating pro forma information for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Dividends Declared

On September 2, 2003, the Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. During 2005, a dividend of approximately $1,016,000 was paid on March 15, 2005 to stockholders of record on February 28, 2005, a dividend of approximately $1,034,000 was paid on June 15, 2005 to stockholders of record on May 31, 2005, a dividend of approximately $1,042,000 was paid on September 8, 2005 to stockholders of record on August 25, 2005 and a dividend of approximately $1,042,000 was paid on December 2, 2005 to stockholders of record on November 18, 2005. During 2006, a dividend of approximately $1,050,000 was paid on March 2, 2006 to stockholders of record on February 20, 2006, a dividend of approximately $1,065,000 was paid on June 1, 2006 to stockholders of record on May 22, 2006 and a dividend of approximately $1,072,000 was paid on August 31, 2006 to stockholders of record on August 16, 2006.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

The Company and its Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As of September 30, 2006, the Company reduced its valuation allowance on its deferred tax assets by approximately $2.3 million. All available positive and negative evidence was evaluated and the Company believes that it is more likely than not that the net deferred tax assets recorded at September 30, 2006 will be realized.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN No. 48 on its financial statements.

2.	Business Acquisitions and Investments

In March 2002, Ambassadors acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement call for contingent payments through 2005 based upon actual income before income taxes multiplied by Ambassadors 49% ownership interest calculated based on a predefined multiplier. As of September 30, 2006, the Company’s obligation related to ITI’s fiscal 2005 results is estimated to be approximately $654,000, of which $443,000 remains unpaid and is accrued in the accompanying balance sheet as of September 30, 2006.

License fees earned from ITI are included in the Travel and Events segment and represent approximately zero and $105,000 for the three months ended September 30, 2006 and 2005, respectively, and $275,000 and $410,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company also recorded its proportional share of the earnings (losses) and management fees from ITI of approximately $(53,000) and $353,000 for the three months ended September, 2006 and 2005, respectively, and $78,000 and $1,116,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in other income. At September 30, 2006 and 2005, the Company had approximately $352,000 and $232,000, respectively, in receivables related to license and management fees and approximately $326,000 and $237,000, respectively, in undistributed earnings from ITI.

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina company operating facilities in both the United States and Mexico. The purchase was completed in February 2005 for consideration of $1,280,000 in cash and the issuance of 184,717 shares of the Company’s common stock, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, the Company assumed a credit facility of approximately $1,568,000 which the Company paid off in full on February 11, 2005. In connection with the acquisition, the Company was granted a

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

twelve month option to purchase a 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. In February 2006, BellPort acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc., a California corporation, for $250,000 and extended its license agreement with BellPort Japan through 2010. The Company recorded its proportional share of the income from BellPort Japan of approximately $9,000 and $47,000 for the three and nine months ended September 30, 2006, respectively, which is included in other income.

BellPort has a 50% ownership interest in Deer Harbor WI, LLC (“DHWI”). DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. The Company also recorded its proportional share of the income (losses) from DHWI of approximately $31,000 for each of the three months ended September 30, 2006 and 2005, and $(66,000) and $(42,000) for the nine months ended September 30, 2006 and 2005, respectively, which are included in other income.

The Company accounts for its investments in ITI, BellPort Japan and DHWI on the equity method.

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

The American West purchase price was approximately $46.8 million. The contingent consideration of 250,000 shares of the Company’s restricted stock has not been included in the preliminary purchase price and is not expected to be included in the original cost of the acquisition due to management’s inability to conclude “beyond a reasonable doubt” that the contingent consideration will be earned. The purchase price for the acquisition is as follows (in thousands):

Cash consideration	$4,350
Debt assumed	41,526
Acquisition costs incurred	904

Purchase price	$46,780

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

Total assets acquired	$52,298
Liabilities assumed	(5,518)

Net assets acquired	$46,780

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

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

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

Cash consideration	$2,750
Debt assumed	35,464
Net customer deposit liabilities assumed	9,000
Acquisition costs incurred	801

Purchase price	$48,015

The final purchase price is dependent on the actual final direct acquisition costs and potential future contingent payments.

On April 25, 2006, ACG acquired the $9.0 million first preferred ship mortgage on a vessel, the 150-passenger Columbia Queen, from the U.S. Maritime Administration for $5.0 million. In August 2006, ACG acquired the $5.0 million second preferred ship mortgage on the Columbia Queen, from the mortgage holder for $3.5 million. As of September 30, 2006, the mortgages held are classified as a note receivable in the accompanying balance sheet. On October 13, 2006, ACG purchased the Columbia Queen during a foreclosure auction for additional consideration of $1,000 and is anticipating on operating the vessel in the 2007 cruise season under Majestic America Line.

On June 12, 2006, ACG acquired the 48-passenger Executive Explorer for $2.5 million. The Company renamed the vessel Contessa and is anticipating on operating the vessel in the 2007 cruise season under Majestic America Line.

On July 21, 2006, AMG acquired Bellingham Marine, a marina design and construction company, through the acquisition of 100% of the outstanding stock of Nishida Tekko America Corporation (“NTAC”) from Nishida Tekko Corporation (“NTC”). The Company paid cash consideration of $6.8 million to NTC and repaid $6.2 million of outstanding debt of NTAC. Prior to the acquisition by AMG, NTAC owned 100% of Bellingham Marine. Concurrent with the acquisition, AMG acquired 49% of the outstanding stock of Bellingham Marine in satisfaction of certain debt obligations, thus leaving NTAC with a 51% equity interest in Bellingham Marine. In addition, AMG and NTC entered into an option agreement pursuant to which NTC was granted a five year option to acquire 49% of the outstanding stock of NTAC at a purchase price not to exceed $3,430,000, plus seven percent annualized interest. The effect of the option exercise would give NTC an approximate 25% interest in Bellingham Marine. The purchase price for the acquisition is as follows (in thousands):

Cash consideration	$13,000
Acquisition costs incurred	350

Purchase price	$13,350

The final purchase price is dependent on the actual final direct acquisition costs.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are based on management’s estimates. The following table summarizes the components of the purchase price (in thousands):

Total assets acquired	$37,380
Liabilities assumed	(24,030)

Net assets acquired	$13,350

The following is a pro forma representation of the Bellingham Marine acquisition for the three months ended September 30, 2006 as if the acquisition had occurred as of the beginning of the period through the date of acquisition (in thousands):

	As Reported	Pro Forma Bellingham	Pro Forma Combined
Revenues	$57,579	$4,863	$62,442

Net income	$7,598	$85	$7,683

Earnings per share – basic	$0.69		$0.70

Earnings per share – diluted	$0.66		$0.67

The following is a pro forma representation of the Delta Queen and Bellingham Marine acquisitions for the nine months ended September 30, 2006 as if the acquisitions had occurred as of the beginning of the year through the dates of acquisition (in thousands):

	As Reported	Pro Forma Delta Queen	Pro Forma Bellingham	Pro Forma Combined
Revenues	$95,560	$3,124	$43,060	$141,744

Net income (loss)	$7,538	$(3,528)	$287	$4,297

Earnings per share – basic	$0.71			$0.40

Earnings per share – diluted	$0.66			$0.38

The Company has accounted for American West from January 13, 2006, the date of acquisition. Due to the insignificance of operations from January 1, 2006 through the date of acquisition, this period was excluded from the September 30, 2006 pro forma amounts listed above.

3.	Reinsurance

In December 2003, the Company formed a subsidiary, Cypress Re, and registered it as a Class 3 Reinsurer pursuant to Section 4 of the Bermuda Monetary Authority Act to carry on business in that capacity subject to the provisions of the Bermuda Monetary Authority Act.

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

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

Cypress Re retains a quota share percentage of the first layer of risk on a per policy basis, which ranges from $250,000 to $500,000 and a third party reinsurer (through excess of loss reinsurance) retains the next layer up to the policy limits of $1.0 million. Cypress Re retains losses up to the aggregate reinsurance limit, which varies with each quota share reinsurance agreement and the third party reinsurer then pays losses in excess of Cypress Re’s aggregate reinsurance limit up to $5.0 million. Cypress Re is responsible for any additional losses in excess of the aggregate reinsurance limit.

In 2004, the Company transferred its investment interest in two insurance programs to Cypress Re. On March 29, 2004, Cypress Re entered into a reinsurance agreement which incorporated the terms and conditions of the above interest of these programs. The quota share reinsurance agreement covered a retroactive period from July 1, 2002 through March 29, 2004, as well as a prospective period from March 29, 2004 to June 30, 2004. The reinsurance agreement meets the requirements of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” and has both prospective and retroactive elements.

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

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As a result, unearned premium reserves, deferred policy acquisition costs and ceded prepaid reinsurance premiums of $3.0 million, $0.8 million and $0.6 million, respectively, were recorded on the balance sheet as of September 30, 2006.

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. As of September 30, 2006, the deferred gain on retroactive reinsurance was $44,000 and Cypress Re recognized in income $0.1 million and $0.4 million of the previously deferred gain for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves of $1.3 million, $0.1 million and $0.8 million, respectively, related to retroactive reinsurance were recorded on the Company’s balance sheet. The September 30, 2006 loss and loss adjustment expense reserves balance includes $0.4 million for incurred but not reported claims.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable at September 30, 2006 is comprised of funds held in trust by the ceding company of approximately $13.7 million and deferred and not yet due premiums from the ceding company of approximately $1.6 million. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

As of September 30, 2006, reinsurance recoverable and prepaid reinsurance premiums of $1.5 million and $0.6 million, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or nonperformance is limited to these amounts.

The effect of reinsurance on premiums written and earned for the year ended September 30, 2006 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Written	Earned	Written	Earned
Assumed	$937	$2,871	$6,218	$9,026
Ceded	(161)	(530)	(1,168)	(1,665)

Net premiums	$776	$2,341	$5,050	$7,361

As of September 30, 2006, the Company has issued approximately $10,241,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2007.

4.	Inventory

The Company maintains an inventory of fuel, supplies, souvenirs, and food and beverage products. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of September 30, 2006 are as follows (in thousands):

Fuel	$913
Food, souvenirs and supplies	730
Marine construction materials	2,191

$3,834

5.	Long-term obligations

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

Bellingham Marine has a $5.0 million line of credit with a bank. Interest is payable monthly at the bank’s prime rate plus 0.25%. The line of credit is collateralized by inventory, accounts receivable, and equipment of Bellingham Marine. The agreement contains certain limitations and various financial covenants. As of September 30, 2006, there was approximately $1,835,000 outstanding on the line of credit. Bellingham Marine also has a note payable to a bank, secured by property, payable in monthly installments of approximately $16,000 including interest at 8.245%, subject to certain limitations and various financial covenants, due May 10, 2010.

Bellingham Marine’s international operations has a $1.2 million line of credit with National Australia Bank Limited for its Australian subsidiary. Interest is payable monthly at 10.162%, and is collateralized by substantially all of the subsidiary’s assets, including any uncalled or unpaid capital. As of September 30, 2006,

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

there were no borrowings on the line of credit. In addition, the international operations have six equipment contracts secured by the respective equipment payable in monthly installments aggregating approximately $6,000, including interest, through July 2010.

6.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$7,598	$428	$7,538	$3,291
Change in unrealized gain on marketable equity securities, net of income tax expense (benefit) of $303, ($290), $576 and ($34)	(57)	(435)	394	(50)
Change in foreign currency translation adjustment, net of income tax expense of $0, $0, $0 and $0	607	—	607	—

	$8,148	$(7)	$8,539	$3,241

7.	Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$7,598	$428	$7,538	$3,291

Denominator:
Weighted-average shares outstanding — basic	10,936	10,407	10,631	10,286
Effect of dilutive common stock options	554	261	727	287

Weighted-average shares outstanding — diluted	11,490	10,668	11,358	10,573

For the three months ended September 30, 2006 and 2005 there were zero and 25,000 stock options outstanding, respectively, for which the exercise price exceeded the average common stock market value. For the nine months ended September 30, 2006 and 2005 there were approximately 29,000 and 8,000 stock options outstanding, respectively, for which the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted EPS because they are anti-dilutive.

8.	Common Stock Repurchase Program

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock in the open market or through private transactions, up to $20.0 million in the aggregate. In August 2006, the Board of Directors of the Company authorized an additional $10.0 million for the repurchase of the Company’s common stock in the open market or through private transactions, providing for an aggregate of $30.0 million. This repurchase program is ongoing and as of September 30, 2006, the Company has repurchased 1,051,500 shares for approximately $12.4 million. The Company made no repurchases during the three or nine months ended September 30, 2006 and 2005.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

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

Summary of business segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue:
Cruise	$35,046	$—	$58,210	$—
Marine	16,725	221	19,145	549
Travel and Events	3,467	3,081	10,844	12,870
Insurance	2,341	3,072	7,361	8,764
Corporate and Other	—	—	—	—

Total revenue	$57,579	$6,374	$95,560	$22,183

Operating income (loss):
Cruise	$8,717	$—	$7,284	$—
Marine	1,021	12	1,202	5
Travel and Events	624	199	2,184	3,660
Insurance	(20)	153	110	738
Corporate and Other	(1,832)	(881)	(3,962)	(2,183)

Total operating income (loss)	$8,510	$(517)	$6,818	$2,220

Summary of business segment total assets as of September 30, 2006 is as follows (in thousands):

Cruise	$130,473
Marine	44,450
Travel and Events	15,512
Insurance	22,326
Corporate and Other	58,335

Total assets	$271,096

10.	Contingencies

On March 24, 2006, the Empress of the North ran aground in Washougal, Washington. No passengers or crew were injured during the grounding. The vessel was in dry dock for damage inspection and repairs for approximately four weeks. The vessel was released and began operations on April 16, 2006. As of September 30, 2006, the Company recorded in cruise operating expenses approximately $2.7 million in costs associated with vessel repairs, passenger relocation and crew expenses incurred as a result of the grounding. These expenses were offset by insurance recoveries of $1.6 million received in the second quarter of 2006. The Company estimates that the overall negative impact of the cancelled revenue related to this incident to be approximately $1.7 million.

Ambassadors International, Inc.

Notes to Unaudited Consolidated Financial Statements, Continued

11.	Subsequent Events

On October 20, 2006, approximately 20 passengers of the Mississippi Queen became ill with flu like symptoms and were taken to a local hospital. The cruise stopped sailing two days earlier than originally scheduled in order to inspect and clean the vessel. The vessel was released and began operations for the next scheduled cruise on October 25, 2006 and again stopped operation on October 27, 2006 due to the same flu like symptoms on additional passengers. The Company anticipates canceling two additional weeks of cruise sailings in order to further inspect and clean the vessel. The Company is in the process of estimating overall negative impact of the cancelled revenue related to this incident.

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

The Company is a cruise, marine, travel and events and reinsurance company. Ambassadors Cruise Group, LLC (“ACG”), a wholly-owned subsidiary of the Company, operates American West Steamboat Company (“American West”), which offers cruises through Alaska’s Inside Passage and on the Columbia and Snake rivers, and DQSC Operations, LLC (“Delta Queen”), which offers cruises on many of America’s best known rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas rivers with stops at many of America’s most historic cities, battle grounds and estates. American West and Delta Queen have been combined under one brand, Majestic America Line. Ambassadors Marine Group, LLC (“AMG”), a wholly-owned subsidiary of the Company, operates BellPort Group, Inc. (“BellPort”), which provides marina management, development, consulting services and shipyard operations throughout the United States and Mexico, and Bellingham Marine Industries, Inc. (“Bellingham Marine”), a marina design and construction company, which we acquired on July 21, 2006. Ambassadors, LLC (“Ambassadors”), a wholly-owned subsidiary of the Company, provides travel and event services for corporations, associations and tradeshows. Cypress Reinsurance, Ltd (“Cypress Re”), a wholly-owned subsidiary of the Company, reinsures property and casualty risks written by licensed U.S. insurers.

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

Passenger Ticket Revenue and Cruise Onboard and Other Revenues

Passenger ticket revenue is recorded net of applicable discounts. Passenger ticket revenue and related costs of revenue are recognized when the cruise is completed. The Company generally receives from its customers a partially refundable deposit within one week of booking a tour, with the balance typically remitted 60 days prior to the departure date. When customers cancel their trip, the nonrefundable portion of their deposit is recognized as revenue on the date of cancellation. Passenger revenue representing travel insurance purchased at the time of reservation is recognized upon the completion of the cruise or passenger cancellation, whichever is earlier. Passenger fares and on board revenue are comprised of beverage and souvenir sales and optional shore excursions and are deferred and recognized as revenue when the cruise is completed.

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

Revenue from software and technology related events is derived from a combination of license and maintenance fees and services provided with enterprise software tools. The services provided include hosting of data, development and workflow configuration. Revenue from contracts with multiple elements is recognized using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from development contracts is recognized in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Such development contracts pertain to a combination of customization and enhancement programs of the Company’s event software performed at the request of clients. These contracts cover program periods of three to nine months and do not involve significant revisions to estimates due to their short-term nature. At September 30, 2006, the Company had one short-term development contract that was in the completion phase of the agreement. Revenue from contracts relating to only maintenance or hosting of data is recognized on the straight-line basis over the period that the services are provided.

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

Marine Revenue

The Company recognizes revenue for marine and related services in accordance with the respective contracts. Revenues from fixed-price marine construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to management’s estimate of total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on these contracts. Revenues from cost-plus contracts are recognized on the basis of costs incurred, plus the fee earned. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

Contract costs include all direct materials, labor and subcontractors, and those indirect costs directly related to contract performance, such as payroll taxes and employee benefits. Other indirect costs, such as equipment rental, repairs and depreciation, are treated as cost of revenues earned, but are not allocated to specific jobs. General and administrative costs are charged to expense as incurred. A provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

The Company recognizes shipyard related revenue upon the completion and delivery of services performed.

The asset, “Costs in excess of billings on construction contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs on construction contracts,” represents billings in excess of revenues recognized.

License Fees

Revenue from license fees is recognized based on a contracted percentage of total program receipts recorded from the licensing source.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs, commissions and other costs of acquiring insurance, that vary with and are primarily related to the production of new and renewal insurance. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. The Company considers anticipated investment income in determining the recoverability of these costs. At September 30, 2006, management believes its deferred policy acquisition costs are recoverable.

Reserve for Loss and Loss Adjustment Reserves

The liability for losses and loss-adjustment expenses includes an amount determined from loss reports and individual cases and an amount for losses incurred but not reported. Such liabilities are based on estimates and, while we believe that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. Anticipated deductible recoveries from insureds are recorded as reinsurance recoverables at the time the liability for unpaid claims is established. Other recoveries on unsettled claims, such as salvage and subrogation, are estimated by management and adjusted upon collection.

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

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and the Company’s strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. The Company uses a discounted cash flow model to estimate the fair market value of each of its reporting units and indefinite lived intangibles when performing its impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The majority of the Company’s intangible assets were assigned lives based on contract values associated with each intangible asset. The Company amortizes its acquired intangible assets with definite lives over periods ranging from 5 to 20 years.

Foreign Currency Transactions

Bellingham Marine consists of five foreign subsidiaries in Australia, New Zealand, Europe and Southeast Asia. The financial statements of these foreign entities were denominated in a foreign currency and then translated to U.S. dollars. Balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are identified separately in the statement of income.

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

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. As of September 30, 2006, the Company reduced its valuation allowance on its deferred tax assets. All available positive and negative evidence was evaluated and the Company believes that it is more likely than not that the net deferred tax assets recorded at September 30, 2006 will be realized.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenue

Total revenue for the three months ended September 30, 2006 was $57.6 million, compared to $6.4 million for the three months ended September 30, 2005. For the quarter ended September 30, 2006, the increase in revenue resulted from the addition of revenue from our cruise segment, which began operations on January 13, 2006, and an increase in revenue from our marine segment. For the quarter ended September 30, 2006, our cruise segment revenue was $35.0 million. Our marine revenue increased $16.5 million compared to the comparable period of 2005 as a result of the addition of our Bellingham Marine operations which commenced on July 21, 2006 and our shipyard operations which began on April 1, 2006. In addition, travel, incentive and event related revenue increased $0.5 million due to an increase in the total number of events operated during the period. These increases were partially offset by lower net insurance premiums earned of $0.7 million from our insurance segment due to a decrease in premiums earned on existing insurance programs and lower license fees earned from the licensing source within the travel and events segment of $0.1 million due to overall lower business volume of the source.

Cruise Operating Expenses

Cruise operating expenses were $16.5 million for the three months ended September 30, 2006, representing direct expenses incurred with owning and operating the American West and Delta Queen cruise lines acquired in January 2006 and April 2006, respectively. There was no comparable cruise activity for the 2005 period. We anticipate cruise related expenses to increase in future periods in relation to cruise revenue generated.

Cost of Marine Revenue

Cost of marine revenue was $13.0 million for the three months ended September 30, 2006, representing direct expenses incurred with our Bellingham Marine operations which commenced on July 21, 2006 and our shipyard operations which began on April 1, 2006. There was no comparable marine activity for the 2005 period. We anticipate marine related expenses to increase in future periods in relation to marine revenue generated.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $4.7 million for the quarter ended September 30, 2006, compared to $0.7 million for the comparable quarter of 2005. The increase is due to the additional selling and marketing expenses incurred by the cruise segment which began operations in January 2006.

General and Administrative Expenses

General and administrative expenses were $11.4 million for the quarter ended September 30, 2006, compared to $3.2 million for the quarter ended September 30, 2005. The increase is due to the general and administrative expenses incurred by the cruise and marine segments based on the inclusion of additional expenses resulting from the businesses acquired within these two segments in 2006. As of January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” and recorded approximately $272,000 and $258,000 in general and administrative expenses related to employee stock options and restricted stock, respectively.

Depreciation and Amortization

Depreciation and amortization expenses were $1.2 million for the quarter ended September 30, 2006, compared to $81,000 for the quarter ended September 30, 2005. The increase is related to the additional depreciation expensed during the quarter ended September 30, 2006 due to the property and equipment, predominantly consisting of vessels, acquired as a result of the acquisitions completed during 2006.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $1.5 million for the three months ended September 30, 2006, compared to $1.7 million for the three months ended September 30, 2005. Loss and loss adjustment expenses increased to 62.8% of net insurance premiums earned in 2006 from 55.3% in 2005. The increase as a percentage of net insurance premiums earned is due to modestly higher loss development incurred during the third quarter of 2006.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $0.9 million for the three months ended September 30, 2006, compared to $1.2 million for the three months ended September 30, 2005. The decrease is related to the decrease in net insurance premiums earned for the quarter ended September 30, 2006 compared to the comparable quarter of 2005.

Operating Income (Loss)

We recorded operating income of $8.5 million for the quarter ended September 30, 2006, compared to an operating loss of $0.5 million in the comparable quarter of 2005. The change is the result of the changes described above.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2006 was $0.2 million, compared to $1.2 million for the three months ended September 30, 2005. The decrease was a result of approximately $1.0 million of interest expense related to long-term debt assumed in our cruise and marine acquisitions consummated during 2006 and decreases in our net earnings on minority investments in 2006 of $0.4 million. Other income was favorably impacted by realized gains of $0.3 million which resulted from sales of available-for-sale securities and improved yields on our investment portfolio resulting from higher interest rates in 2006 compared to the comparable quarter of 2005.

Income Taxes

We recorded income tax expense of $1.1 million for the quarter ended September 30, 2006, compared to income tax expense of $0.3 million for the quarter ended September 30, 2005. The effective tax rate for the quarter ended September 30, 2006 was 12.7%, compared to a rate of 37.8% for the quarter ended September 30, 2005. The decrease in the rate is due to the reversal of the valuation allowance on our deferred tax assets of approximately $2.3 million. We evaluated all available positive and negative evidence and concluded that it is more likely than not that the net deferred tax assets recorded at September 30, 2006 will be realized.

Net Income

Net income for the quarter ended September 30, 2006 was $7.6 million, compared to $0.4 million for the comparable quarter of 2005. The change is the result of the changes described above.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenue

Total revenue for the nine months ended September 30, 2006 was $95.6 million, compared to $22.2 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the increase in revenue resulted from the addition of revenue from our cruise segment, which began operations on January 13, 2006, and an increase in revenue from our marine segment. For the quarter ended September 30, 2006, our cruise segment revenue was $58.2 million. In addition, our marine revenue increased $18.6 million compared to the comparable period of 2005 as a result of the addition of our Bellingham Marine operations which commenced on July 21, 2006 and our shipyard operations which began on April 1, 2006. These increases were partially offset by lower travel, incentive and event related revenue of $1.9 million due to a decrease in the total number and overall size of events operated during the period, lower net insurance premiums earned of $1.4 million from our insurance segment due to a decrease in premiums earned on existing insurance programs and lower license fees earned from the licensing source within the travel and events segment of $0.1 million due to overall lower business volume of the source.

Cruise Operating Expenses

Cruise operating expenses were $31.1 million for the nine months ended September 30, 2006, representing direct expenses incurred with owning and operating the American West and Delta Queen cruise vessels acquired in January 2006 and April 2006, respectively. There was no cruise activity for the comparable nine month period of 2005.

Cost of Marine Revenue

Cost of marine revenue was $14.0 million for the nine months ended September 30, 2006, representing direct expenses incurred with our Bellingham Marine operations which commenced on July 21, 2006 and our shipyard operations which began on April 1, 2006. There was no comparable marine activity for the comparable nine month period of 2005.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $9.8 million for the nine months ended September 30, 2006, compared to $2.3 million for the comparable nine month period of 2005. The increase is due to the additional selling and marketing expenses incurred by the cruise segment which began operations in January 2006.

General and Administrative Expenses

General and administrative expenses were $24.0 million for the nine months ended September 30, 2006, compared to $9.3 million for the nine months ended September 30, 2005. The increase is due to the general and administrative expenses incurred by the cruise and marine segments based on the inclusion of additional expenses resulting from the businesses acquired within these two segments in 2006. As of January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” and recorded approximately $614,000 and $517,000 in general and administrative expenses related to employee stock options and restricted stock, respectively.

Depreciation and Amortization

Depreciation and amortization expenses were $2.6 million for the nine months ended September 30, 2006, compared to $0.3 million for the nine months ended September 30, 2005. The increase is related to the additional depreciation expensed during the nine months ended September 30, 2006 due to the property and equipment, predominantly consisting of vessels, acquired as a result of the acquisitions completed during 2006.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $4.3 million for the nine months ended September 30, 2006, compared to $4.6 million for the nine months ended September 30, 2005. Loss and loss adjustment expenses increased to 58.9% of net insurance premiums earned in 2006 from 52.1% in 2005. The increase as a percentage of net insurance premiums earned is due to modestly higher loss development incurred during the second half of 2005 through the nine months ended September 30, 2006.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $2.9 million for the nine months ended September 30, 2006, compared to $3.5 million for the nine months ended September 30, 2005. The decrease is related to the decrease in net insurance premiums earned for the nine months ended September 30, 2006 compared to comparable nine month period of 2005.

Operating Income

We recorded a operating income of $6.8 million for the nine months ended September 30, 2006, compared to operating income of $2.2 million in the comparable nine month period of 2005. The change is the result of the changes described above.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2006 was $1.8 million, compared to $3.2 million for the nine months ended September 30, 2005. The decrease was a result of approximately $2.1 million of interest expense related to long-term debt assumed in our cruise and marine acquisitions consummated during 2006 and decreases in our net earnings on minority investments in 2006 of $1.0 million. Other income was favorably impacted by realized gains of $1.1 million which resulted from sales of available-for-sale securities and improved yields on our investment portfolio of $0.6 million resulting from higher interest rates in 2006 compared to the comparable nine month period of 2005.

Income Taxes

We recorded a income tax expense of $1.0 million for the nine months ended September 30, 2006, compared to tax expense of $2.1 million for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006 was 12.1%, compared to a tax rate of 39.3% for the nine months ended September 30, 2005. The decrease in the effective rate is due to the reversal of the valuation allowance on our deferred tax assets of approximately $2.3 million. We evaluated all available positive and negative evidence and concluded that it is more likely than not that the net deferred tax assets recorded at September 30, 2006 will be realized.

Net Income

Net income for the nine months ended September 30, 2006 was $7.5 million, compared to $3.3 million for the comparable nine month period of 2005. The change is the result of the changes described above.

Liquidity and Capital Resources

Our cash, cash equivalents, restricted cash and available-for-sale securities totaled $73.9 million at September 30, 2006, compared to $95.1 million at December 31, 2005. The decrease was primarily due to cash paid for acquisitions, payments on long-term debt, purchases of equipment and dividends paid to shareholders during the nine month period ending September 30, 2006. The uses of cash were partially offset by positive changes in net cash related to timing differences in the collection of current assets and the payment of current liabilities, specifically an increase in participant and passenger deposits.

Net cash provided by operating activities for the nine months ended September 30, 2006 was approximately $12.0 million, compared to $7.1 million for the nine months ended September 30, 2005. The change in net cash primarily relates to timing differences in the collection of current assets and the payment of current liabilities, specifically an increase in net income and participant and passenger deposits.

Net cash used in investing activities for the nine months ended September 30, 2006 was approximately $11.1 million, compared to $24.2 million for the nine months ended September 30, 2005. The change is due to the timing differences in reinvesting matured securities and cash paid for acquisitions.

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

On April 25, 2006, ACG acquired the cruise-related assets of Delta Queen for $2.75 million in cash, the assumption of approximately $9 million of passenger deposits and the assumption of approximately $35.0 million of fixed-rate, 6.50% debt payable through 2020 and guaranteed by the U.S. Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of the Company’s common stock to be granted to Delta Queen Steamboat Company, Inc. if certain future financial targets are met in any of the three years following the close of the transaction.

On February 13, 2006, BellPort purchased certain assets related to the Newport Harbor Shipyard for $545,000. Concurrent with the asset purchase, BellPort entered into a long term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011.

On April 25, 2006, ACG acquired the $9.0 million first preferred ship mortgage on a vessel, the 150-passenger Columbia Queen, from the U.S. Maritime Administration for $5.0 million. In August 2006, ACG acquired the $5.0 million second preferred ship mortgage on the Columbia Queen, from the mortgage holder for $3.5 million. As of September 30, 2006, the mortgage held is classified as a note receivable as of September 30, 2006 in the accompanying balance sheet. On October 13, 2006, ACG purchased the Columbia Queen during a foreclosure auction for additional consideration of $1,000 and anticipates on operating the vessel in the 2007 cruise season under the Majestic America Line.

On June 12, 2006, ACG acquired the 48-passenger Executive Explorer for $2.5 million from the U.S. Federal Marshal. The Company renamed the vessel Contessa and is anticipating on operating the vessel in the 2007 cruise season under Majestic America Line.

On July 21, 2006, the Company, through AMG, acquired Bellingham Marine, a marina design and construction company. Pursuant to a Stock Purchase Agreement dated July 21, 2006, the Company acquired all the outstanding securities of Nishida Tekko America Corporation (“NTAC”), the parent corporation of Bellingham Marine, from Nishida Tekko Corporation (“NTC”), a Japanese corporation, for cash consideration of $6.8 million and the repayment of $6.2 million of outstanding debt of NTAC. Concurrent with the acquisition, AMG acquired 49% of the outstanding stock of Bellingham Marine in satisfaction of certain debt obligations, thus leaving NTAC with a 51% equity interest in Bellingham Marine. In addition, AMG and NTC entered into an option agreement pursuant to which NTC was granted a five year option to acquire 49% of the outstanding stock of NTAC at a purchase price not to exceed $3,430,000, plus seven percent annualized interest. NTAC and AMG have a 51% and 49% ownership interest in Bellingham Marine, respectively. The effect of the option exercise would give NTC an approximate 25% interest in Bellingham Marine.

Net cash used in financing activities for the nine months ended September 30, 2006 was approximately $4.9 million, compared to $3.2 million for the nine months ended September 30, 2005. Current period activity consisted of three $0.10 per share cash dividends paid to common stockholders and payments made on debt assumed in conjunction with the current year acquisitions. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period. Net cash used in financing activities for the nine months ended September 30, 2005 consisted of three $0.10 per share cash dividends paid to common stockholders and the repayment of all debt assumed in conjunction with the BellPort acquisition. These payments were partially offset by the proceeds received from the exercise of employee stock options.

On September 2, 2003, the Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. During 2005, a dividend of approximately $1,016,000 was paid on March 15, 2005 to stockholders of record on February 28, 2005, a dividend of approximately $1,034,000 was paid on June 15, 2005 to stockholders of record on May 31, 2005, a dividend of approximately $1,042,000 was paid on September 8, 2005 to stockholders of record on August 25, 2005 and a dividend of approximately $1,042,000 was paid on December 2, 2005 to stockholders of record on November 18, 2005. During 2006, a dividend of approximately $1,050,000 was paid on March 2, 2006 to stockholders of record on February 20, 2006, a dividend of approximately $1,065,000 was paid on June 1, 2006 to stockholders of record on May 22, 2006 and a dividend of approximately $1,072,000 was paid on August 31, 2006 to stockholders of record on August 16, 2006.

We and our Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, our financial position and other conditions which may affect our desire or ability to pay dividends in the future.

In the ordinary course of business we may from time to time be required to enter into letters of credit related for our insurance programs and travel related programs with airlines, travel providers and travel reporting agencies. As of September 30, 2006, we have issued approximately $10,241,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2007. As of September 30, 2006, we have issued approximately $145,000 in letters of credit related to travel and event business operations which expire at various dates through 2007. As of September 30, 2006, we have issued approximately $889,000 in letters of credit related to cruise business operations which expire in 2007. We have a $20 million line of credit to support the outstanding letters of credit. Pursuant to the line of credit, we are subject to certain covenants, which include, among other things, a requirement for debt to worth ratio and unencumbered liquid assets. As of September 30, 2006, we were in compliance with these covenants.

Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 10% of loss and loss adjustment expense reserves, whichever is greater. As of September 30, 2006, Cypress Re has $10.1 million of contributed capital from us which is in excess of the required statutory capital and surplus of $1.2 million.

In November 1998, our Board of Directors authorized the repurchase of our common stock in the open market or through private transactions up to $20.0 million. In August 2006, the Board of Directors of the Company authorized an additional $10.0 million for the repurchase of the Company’s common stock in the open market or through private transactions, providing for an aggregate of $30.0 million. In 2005 and the nine months ended September 30. 2006 we made no share repurchases. We do not believe that any future repurchases will have a significant impact on our liquidity.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position as of September 30, 2006:

	Payments Due by Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long term debt obligations	$102,891	$8,461	$16,640	$16,359	$61,431
Operating leases	6,622	2,346	3,254	1,022	—

Total contractual cash obligations	$109,513	$10,807	$19,894	$17,381	$61,431

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-

benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, the Company’s disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those the Company maintains with respect to the Company’s consolidated subsidiaries.

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

During the first, second and third quarters of 2006, the Company acquired multiple businesses and new operations within the cruise and marine segments. The Company is currently in the process of assessing and integrating internal controls over financial reporting into our financial reporting systems for these acquired businesses. Excluding the acquisitions, there have been no additional changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. See Note 2 to our Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisitions and related financial data.

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

The following risk factors should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the twelve month period ended December 31, 2005.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

We engage in construction activities for marina facilities where design, construction or systems failures can result in substantial injury or damage to third parties. We and/or our subsidiaries have been and may in future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our profits and cash available for operations.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenues or profits.

Under our accounting procedures, we measure and recognize our marine construction profits and revenues under the percentage of completion accounting methodology. This methodology allows us to recognize revenues and profits ratably over the life of a contract by comparing the amount of the costs incurred to date against the total amount of costs expected to be incurred. The effect of revisions to revenues and estimated costs is recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. Given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenues and profits.

We have international operations that are subject to foreign economic and political uncertainties. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses.

Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. Operating in the international marketplace exposes us to a number of risks including:

•	abrupt changes in foreign government policies and regulations,

•	embargoes,

•	trade restrictions;

•	tax increases;

•	United States government policies, and

•	international hostilities.

We also face significant risks due to civil strife, acts of war, terrorism and insurrection. Our level of exposure to these risks will vary with respect to each project, depending on the particular stage of each such project. For example, our risk exposure with respect to a project in an early development stage will generally be less than our risk exposure with respect to a project in the middle of construction. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses. Project disruptions and losses could significantly reduce our revenues and profits.

Our international operations expose us to foreign currency fluctuations that could increase our U.S. dollar costs or reduce our U.S. dollar revenues.

Our international contracts are typically denominated in foreign currencies, which results in our foreign operations facing the additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits.

Past and future environmental, safety and health regulations could impose significant additional costs on us that reduce our profits.

We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. The applicable regulations, as well as the technology and length of time available to comply with those regulations, continue to develop and change. In addition, past activities could also have a material impact on us.

If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

Because of the nature of our marine construction contracts, at times we commit resources to marina projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

21.1	Subsidiaries of Ambassadors International, Inc. (1)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)

Date: November 9, 2006	By:	/s/ Brian R. Schaefgen
Brian R. Schaefgen,
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

21.1	Subsidiaries of Ambassadors International, Inc. (1)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.