Form 10-K
period 2006-12-31
AMBASSADORS INTERNATIONAL INC
filed 2007-03-16
CIK 946842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes [    ]                            No [X]

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $213,785,843 based on the closing sale price as reported on the NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2007
Common Stock, $.01 par value per share	11,091,397

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2007 (Proxy Statement)	Part III

PART I

Item 1. Business

Overview and History

We are a cruise, marine and travel and events company. Our cruise operations are conducted under our Majestic America Line brand. Our Majestic America Line is a domestic provider of overnight passenger cruises along the inland rivers and coastal waterways of North America. Through our marine business, we are a global provider of marina design and construction services. Our marine business also offers marine operations, management and consulting services to marina owners. Our travel and events business provides event and travel services to corporations, associations and trade show companies.

We were originally incorporated in the State of Washington in 1967 under the name International Ambassador Programs, Inc. to provide international educational travel programs for students and professionals. We reincorporated in the State of Delaware in 1995 under the name Ambassadors International, Inc.

In February 2002, we completed a spin-off of our wholly owned subsidiary, Ambassadors Group, Inc. (“AGI”), into a separate publicly traded company by paying a special stock dividend to our stockholders. The spin-off was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the dividend. The spin-off impacted our balance sheet on February 28, 2002 by reducing total assets, liabilities, and stockholders’ equity by $34.8 million, $21.0 million and $13.8 million, respectively.

In December 2003, we formed Cypress Reinsurance, Ltd and registered it as a Class 3 reinsurer pursuant to Section 4 of the Bermuda Monetary Authority Act to carry on business in that capacity subject to the provisions of the Bermuda Monetary Authority Act. In 2004, we consolidated the operations of three of our wholly-owned subsidiaries into a single wholly-owned subsidiary, Ambassadors, LLC. In February 2005, we acquired BellPort Group, Inc., a marine services and consulting company. In January 2006, we acquired American West Steamboat Company, LLC (“American West”), a cruise company that offers cruises through Alaska’s Inside Passage and on the Columbia and Snake rivers. In March 2006, we purchased certain assets related to the Newport Harbor Shipyard. In April 2006, we acquired the cruise-related assets of Delta Queen Steamboat Company, Inc. (“Delta Queen”), a cruise company that offers historical cruises on many of America’s best known rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas rivers. In July 2006, we acquired Bellingham Marine Industries, Inc., a marina design and construction company.

As of December 31, 2006, and for purposes of this report, we reported the following business segments: (i) cruise, (ii) marine, (iii) travel and events, (iv) insurance and (v) corporate and other. In January 2007, we realigned our business segments. In future periods, we will report the following business segments: (i) cruise, (ii) marine, (iii) travel and events and (iv) corporate and other, which will consist of general corporate assets (primarily cash and cash equivalents and investments), our insurance operations and other activities which are not directly related to our cruise, marine and travel and events operating segments.

Our principal executive offices are located at 1071 Camelback Street, Newport Beach, California, 92660-3228 and our telephone number is (949) 759-5900.

Recent Developments

In February 2007, we announced our signing of a definitive agreement to acquire Windstar Cruises, a luxury, small ship cruise line consisting of the three ships Wind Surf, Wind Spirit and Wind Star. The acquisition will be accomplished through our newly-formed subsidiary, Ambassadors International Cruise Group, LLC. As a result of this acquisition, our cruise segment will include international cruise operations. During 2007, we will operate three internationally flagged cruise ships under the Windstar brand, including the Wind Surf, Wind Star and Wind

Spirit. Our internationally flagged cruise ships offer a total of 608 passenger berths. We utilize passenger berths as our measurement of capacity on our ships. Each passenger berth represents a bed that can be sold to customers for overnight accommodations on our cruises.

Below is a summary of our internationally flagged cruise ships following our pending acquisition of Windstar Cruises:

Ship	Passenger Berths	In-Service Year	Itineraries
• Wind Surf	312	1989	International
• Wind Star	148	1986	International
• Wind Spirit	148	1987	International

We believe that the acquisition of Windstar Cruises accomplishes several objectives of ours, including broadening our cruise offerings from U.S. coastal and river cruises to international itineraries, providing a strong brand for further growth in this category and establishing us as a company in the international, small ship luxury cruise segment.

Business Operations

See Note 17, “Business Segments” in the Notes to the Consolidated Financial Statements listed under Item 15 and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Segment Information” for further information concerning our business segments.

Cruise Segment

During 2006, we conducted our cruise operations through our wholly-owned subsidiary Ambassadors Cruise Group. Through this subsidiary, we acquired American West in January 2006 and the cruise-related assets of Delta Queen in April 2006. Through the American West acquisition, we acquired the 223-passenger Empress of the North and the 142-passenger Queen of the West. Through the Delta Queen acquisition we acquired the 436-passenger American Queen®, the 412-passenger Mississippi Queen® and the 176-passenger Delta Queen®. Delta Queen is America’s oldest cruise line with its history dating back to 1890. In June 2006, we acquired the 48-passenger ship, Executive Explorer, which we renamed Contessa. In October 2006, we acquired the 150-passenger Columbia Queen.

During 2006, our cruise operations consisted of U.S. flagged cruise ships. Our U.S. cruise operations are conducted under our Majestic America Line brand. Our Majestic America Line is a domestic provider of overnight passenger cruises along the inland rivers and coastal waterways of North America. We currently operate seven U.S. flagged cruise ships under the Majestic America Line in North America, including the Empress of the North, Queen of the West, Columbia Queen, Contessa, American Queen®, Delta Queen® and Mississippi Queen®. Our U.S. flagged cruise ships offer a total of 1,587 passenger berths.

Each of our ships offers a boutique experience unique to itself and intimate access to the scenic places, historical events and varied cultures that define regional America. Our attention to quality with deluxe comfort and warm, attentive service from an American crew makes a voyage on the ships of Majestic America Line a truly unique experience. Our intimate ships ensure a comfortable, yet refined, cruise experience where guests can mingle with everyone aboard, from their fellow adventurers to our crew, including the ship’s captain.

Below is a summary of our U.S. flagged cruise ships:

Ship	Passenger Berths	In-Service Year	Itineraries
• Empress of the North	223	2003	Domestic
• Queen of the West	142	1993	Domestic
• Columbia Queen	150	2000	Domestic
• Delta Queen®	176	1926	Domestic
• American Queen®	436	1995	Domestic
• Mississippi Queen®	412	1976	Domestic
• Contessa	48	1986	Domestic

During 2007, we will offer cruises through Alaska’s Inside Passage onboard the Empress of the North and Contessa, and on the Columbia and Snake rivers onboard the Empress of the North, Columbia Queen and Queen of the West. We will also offer historical cruises onboard the American Queen®, Delta Queen® and Mississippi Queen® on many of America’s best known rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas rivers, with stops at many of America’s most historic cities, battle grounds and estates, including New Orleans, Memphis and St. Louis. Each of our cruises offers an onboard historian and naturalist and shore excursions to enhance our passengers’ understanding of the wildlife, history and cultures of the areas traveled.

Our cruises are marketed to mature adult travelers as a unique vacation experience aboard classic steamboats in which the culture, wildlife and history of heartland America, Alaska and the Pacific Northwest are explored. We believe individuals are attracted to our cruises because of the quality of our service, dining, accommodations and entertainment, as well as other differentiating characteristics of our cruise experiences and their connections with American history.

To attract additional customers, we have developed products which combine our river and coastal cruises with escorted tours and overnight stays at historic port cities. As a convenience to our passengers, we also arrange hotel accommodations and air and land transportation to and from our cruise embarkation and disembarkation points.

Marine Segment

Through our marine operations, we provide marina design, consulting and construction services. We also operate marina and shipyard facilities. Our marine operations currently consist of the operations of Bellingham Marine and Bellport Group.

Bellingham Marine is a global marina builder, providing design and construction services to marina owners throughout the world. We currently design, manufacture and install dock and drystack systems from nine different plants world wide. We also supply manufactured dock systems that can be installed by others. We continually improve our products as each project is individually designed for its specific geographic location. In addition, we use a variety of consulting engineers who help us upgrade our products’ designs and material types to increase product longevity and minimize maintenance requirements. We believe that the future growth of our marine business will be driven primarily by the operations of Bellingham Marine given its current size and international presence.

In July 2006, we formed Ambassadors Marine Group, LLC, which became the parent company to BellPort Group. On July 21, 2006, we acquired Bellingham Marine through the acquisition of 100% of the outstanding stock of Nishida Tekko America Corporation from its parent company, Nishida Tekko Corporation. Concurrent with the acquisition, Ambassadors Marine Group acquired 49% of the outstanding stock of Bellingham Marine in satisfaction of certain debt obligations. As a result of this stock purchase, we hold our ownership of Bellingham Marine through two wholly-owned subsidiaries, Ambassadors Marine Group, with its 49% interest, and Nishida Tekko America Corporation, with the remaining 51% ownership interest. In addition, Ambassadors Marine

Group and Nishida Tekko Corporation entered into an option agreement pursuant to which Nishida Tekko Corporation was granted a five year option to acquire 49% of the outstanding stock of Nishida Tekko America Corporation for $3.4 million plus 7% simple interest. The effect of the option exercise would give Nishida Tekko Corporation an approximate 25% interest in Bellingham Marine.

Through BellPort Group, we also have a 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate in Japan, including both residential communities and marina facilities. We also have a 50% ownership interest in Deer Harbor WI, LLC (“Deer Harbor”). Deer Harbor owns a marina facility in Deer Harbor, Orcas Island, Washington.

Our marine business’ customer base is widespread and geographically diverse, and includes corporations, government agencies and private individuals.

During the first half of 2006, we conducted our marine operations through our wholly-owned subsidiary, Bellport Group, Inc. In July 2006, we formed Ambassadors Marine Group, LLC, which became the parent company to BellPort Group, which we acquired in February 2005. In February 2006, we acquired BellJa Holding Company, Inc. through which we acquired our 34% interest in BellPort Japan. In connection with this acquisition, we extended our license agreement with BellPort Japan through 2010. Pursuant to the license agreement, we receive license fees of 0.5% of revenue generated using the BellPort brand in Japan. In addition, in March 2006, we acquired the assets related to the Newport Harbor Shipyard. Concurrent with the asset purchase, BellPort entered into a long-term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011.

Travel and Events Segment

The travel and events segment operates under the Ambassadors, LLC brand. We provide event services to corporations, associations and trade show companies. In addition, we develop, market and manage performance improvement programs utilizing travel incentives and merchandise awards designed to achieve specific corporate objectives, including achieving sales goals, improving productivity and attracting and retaining qualified employees. Our clients include Fortune 1000 companies, and other large and small businesses.

In offering event services, our travel and events business provides conference and event strategy and creative, production and logistics management. Our professionals meet with existing or potential clients to determine their business objectives in advance of their conference, event or meeting. As each client has unique requirements for services, we determine the scope of the project and work closely with their staff during the planning stage of the event and onsite production of the event.

In addition, our travel and events group offers hotel reservation, registration and other services for conventions, tradeshows and large specialty events. The contracts for these services generally cover an annual meeting or event and may be for a term of one to several years. Our services include negotiating hotel room blocks, creating sub-blocks and fulfilling requests for hotel rooms for large citywide events. Hotel reservation requests are received by mail, fax and telephone by our call center staff. We accept reservation requests over the internet, by e-mail and through proprietary technology utilizing the internet to book hotel reservations. This technology also enables clients, attendees, and hotel partners to obtain real-time reports and information over the internet at any time.

Insurance Segment

In our insurance segment, we reinsure property and casualty risks written by licensed U.S. insurers through our subsidiary, Cypress Reinsurance, Ltd (“Cypress Re”). The lines of business that we reinsure include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations. Prior to entering into reinsurance arrangements, we require the members, whose risk is reinsured under a program, to meet certain loss control program qualifications and pass certain pre-qualification criteria as part of the underwriting review by a third party.

Our reinsurance transactions are made through quota share agreements in which we agree to accept a certain fixed percentage of premiums written from the ceding company (the original insurance carrier) and in general assume the same percentage of purchased reinsurance, direct acquisition costs and ultimate incurred claims. We purchase excess of loss and aggregate stop loss reinsurance to mitigate potential losses from a severe adverse loss development.

We typically retain the first layer of risk on a per policy basis, which ranges from $250,000 to $500,000, and a third party reinsurance company (through excess of loss reinsurance) retains the next layer up to the policy limits of $1.0 million. Above $1.0 million, we retain losses up to the aggregate reinsurance limit, which varies with each quota share agreement, and the third party reinsurance company pays losses in excess of our aggregate reinsurance limit up to $5.0 million. We are responsible for any additional losses in excess of the aggregate reinsurance limit.

As of December 31, 2006, loss and loss adjustment expenses incurred have not exceeded our aggregate reinsurance limit on any of our quota share agreements. We have not entered into any quota share agreements since June 2005 and have scaled back any plans to enter any new reinsurance business due to current business conditions.

Corporate Investments

We have a 19.8% minority investment in Grand Prix Tours, Inc., which provides packaged tours primarily to Formula One, Indy Car and NASCAR races in the United States and internationally.

In January 1999, we purchased a minority interest in a joint venture that owns the capital stock of Scheduled Airlines Traffic Offices, Inc. (“Scheduled Airlines”). In June 2001, we sold our stake in Scheduled Airlines to Navigant International, Inc. (“Navigant”). We received approximately $7.2 million in cash, approximately 237,000 shares of common stock of Navigant and recorded a gain of approximately $8.3 million in other income ($5.5 million net of income taxes) in 2001. The agreement also provided for an additional payment of cash and stock to be paid to us if Scheduled Airlines, as a subsidiary of Navigant, had achieved certain revenue objectives by June 14, 2002. The additional payment was disputed by Navigant and both parties agreed to arbitration to settle the dispute. In June 2003, the arbitration was settled and we received approximately $0.7 million in cash, net of arbitration related expenses, and approximately 36,000 shares of common stock of Navigant. In fiscal year 2003, we recorded in other income the final component of the gain consideration on the sale of this investment in the amount of approximately $1.2 million ($0.7 million net of income taxes). During 2006, we sold the Navigant available-for-sale securities and recorded a realized gain in the amount of approximately $1.1 million, which is recorded in other income.

In March 2002, we acquired a 49% ownership interest in Incentive Travel, LLC (“ITI”). ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. On December 28, 2006, ITI was dissolved and the company was distributed to its members based on their ownership percentages.

Business Strategy

Our strategy for our cruise segment is to become a leader in the luxury small ship cruise segment. A key part of our business strategy is making cruise acquisitions that we believe are complementary to our cruise business. We believe that by acquiring or developing strong brands in the luxury, small ship category we can become a global provider of vacation experiences to unique and desirable destinations. We intend to continue evaluating and considering acquisition opportunities that are complementary to our cruise operations.

Our strategy for our marine segment will principally focus on the operations of Bellingham Marine and the expansion of this brand into new worldwide markets and the expansion of its product offerings. As part of our business strategy relating to the operations of Bellingham Marine, we intend to consider and, as appropriate, make acquisitions of technologies, products and businesses that we believe are complementary to our Bellingham Marine operations. Our strategy for BellPort is to leverage our hospitality disciplines, modernize our customers’ management systems, strengthen our customers’ financial controls and maintain focused marketing abilities to position this segment to grow and expand its reach in the marine and yachting marketplace. We believe that Bellingham Marine will be the dominant driver in our marine growth.

Our strategy for our travel and events segment is to maintain our quality standards while increasing our overall volume of business by differentiating ourselves from our competitors and extending the array of services offered, including event management technology and software. In addition, we see an opportunity to develop and own internally developed events for specific causes and industries.

We continue to pursue selective acquisitions of businesses in the cruise, marine, travel, events, leisure, hospitality and service sectors that will increase stockholder value. See “Recent Developments.”

Competition

The cruise industry is a highly competitive marketplace with several operators providing cruise offerings domestically and internationally. We compete in terms of price, itineraries, services and ship types. In addition, cruising is one of several options that people have when selecting a vacation. We face competition from other vacation operators which provide leisure and vacation alternatives including resorts, hotels and packaged tours. We believe that we provide a unique experience that is appealing to our target market, but other alternatives may become more appealing. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us.

The marine industry is a competitive marketplace. We compete with other marina builders, service providers and general contractors in terms of quality, price, product and timing. We believe that we deliver a superior product to our competition, and have created a development team, facilities and process that allows us to exceed our clients’ expectations. We believe that our brands are well known for quality within the industry. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us.

The travel and event industry is highly competitive. Many of our competitors are larger and have greater resources than us. We believe that, although some potential clients will focus on price alone, other clients will also be interested in the quality of the programs developed and the excellence of the customer service provided. We believe that we provide a level of service that exceeds our competition. We compete with respect to price and service, and believe our technology is a key element of our service. We believe the barriers to entry are relatively low for any future competitors within the travel and event segment of our business due to the limited resources required. Additionally, certain organizations engaged in the travel and event industry have substantially greater financial, marketing and sales resources than we do. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us.

Regulatory

The Federal Maritime Commission regulates passenger ships with 50 or more passenger berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. We have secured a $15 million surety bond as security under the Federal Maritime Commission.

As a result of the rules and regulations relating to the operation of passenger ships in the U.S., we believe our U.S.-flagged designation provides us with significant itinerary advantages. These regulations permit only

U.S. ships that are U.S. built, owned by U.S. citizens, operated by U.S. crews and officers and U.S.-flagged by the U.S. Coast Guard to operate exclusively among U.S. ports. Non-U.S. flagged ships may not travel the U.S. waterways without also visiting a foreign port during the same voyage. In contrast, our cruise ships can travel through America’s heartland without having to include a foreign port. We believe this gives us a distinct advantage in our Alaska operations allowing us to offer Juneau-to-Juneau roundtrip itineraries without the need to sail additional days to Canadian ports. On our inland U.S. waterway itineraries, including Mississippi, Ohio, Columbia and Snake rivers sailings, federal laws and regulations effectively prohibit foreign-flagged ships from operating on the U.S. waterways and thus limit competing itineraries.

In December 2003, we formed Cypress Re and registered it as a Class 3 reinsurer pursuant to Section 4 of the Bermuda Monetary Authority Act to carry on business in that capacity subject to the provisions of the Bermuda Monetary Authority Act. Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 10% of loss and loss adjustment expense reserves, whichever is greater. As of December 31, 2006, Cypress Re has $4.1 million of contributed capital from us which is in excess of the required statutory capital and surplus of $1.3 million.

Insurance

We maintain insurance coverage that we believe is adequate for our businesses, including but not limited to coverage for professional and general liability. We also maintain insurance coverage on our ships, real property and personal property, and as required on leased properties. We have not experienced difficulty in obtaining adequate insurance coverage. There can be no assurance that the insurance maintained by us will be adequate in the event of a claim, or that such insurance will continue to be available in the future or at reasonable prices.

We carry marine liability insurance on our ships through various mutual protection and indemnity associations. Our marine liability insurance arrangements are typical of common marine industry practices and, subject to certain deductibles, provide coverage for losses, other than hull physical damage losses, including casualty damage by the ships and claims by crew members, passengers and other third parties. As a member of mutual protection and indemnity associations, we pay our annual premiums based largely on our risk characteristics and loss experience, and the loss experience of other members. In addition, because such associations and other maritime mutual indemnity associations around the world pool a portion of their loss experience in risk sharing arrangements, these associations also may be affected by the loss experience of other mutual protection and indemnity organizations. Over and above this pooling arrangement, these associations have additional independent reinsurance protection.

Our annual protection and indemnity insurance premium consists of annual mutual premiums. We may be liable for supplemental premiums in excess of the anticipated amount in the event that an association incurs heavy losses or experiences unusual circumstances.

We also carry a multi-line marine and non-marine package policy which is underwritten by various insurers. This package policy provides hull and machinery coverage which insures against physical loss and damage to the ships, subject to various deductibles. The ships are insured for their appraised value. Although we believe the risk of a total loss of our ships is remote, in all likelihood the replacement costs would exceed these coverage limits. Additionally, this package policy provides coverage against loss of revenue and extra expenses incurred in connection with a marine casualty or other covered interruption in service, subject to various deductibles.

We believe our insurance coverage is adequate based on our assessment of the risks to be insured, the probabilities of loss and the relative cost of available coverages.

Environment

We are subject to federal, state and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditures in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to properties owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

Employees

On December 31, 2006, we employed 765 employees. Our employees are primarily located in the states of California, Florida, Georgia, Illinois, Missouri, Oregon, Pennsylvania, Washington; the countries of Australia, England, Mexico, New Zealand, France and Spain; and various other individual offices throughout the United States and the world. We have full-time employees engaged in management, construction, marketing and sales, operations, administration and finance. We also employ temporary labor on a periodic basis to assist with our operations due to the seasonal nature of our cruise and travel and events businesses. None of our employees are subject to collective bargaining agreements or are represented by a union. We believe that our labor relations are good. Once we consummate our acquisition of Windstar Cruises, we anticipate that a number of our international crews in this operation will be members of certain international unions established by their countries of origin.

Seasonality

Our businesses are seasonal. Historically, the majority of our operating results were recognized in the first and second quarters of each fiscal year. As a result of the acquisitions within our cruise segment and the size of our cruise operations in relation to our overall operations, we expect that the majority of our operating results will be recognized in the second and third quarters of each fiscal year, which coincides with the cruising season within this new segment. Our future annual results could be adversely affected if our revenue were to be substantially below seasonal norms during the second and third quarters of the year.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.ambassadors.com/investor, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission. We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

Item 1A. Risk Factors

You should consider carefully the specific risk factors set forth below and other information contained or incorporated by reference in this Annual Report on Form 10-K, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. You should note that the risks described below are not the only risks that we face. The risks listed below are only those risks relating to our operations that we consider to be material. There may be additional risks, that we currently consider not to be material, or which we are not currently aware of, that could have an adverse effect on our future results.

Risks Related to our Company and our Industry

Our success depends on our ability to manage our growth.

We recently experienced a period of rapid growth from acquisitions. This growth has placed significant demands on our human and financial resources. We must continue to improve our operational, financial and management information controls and systems and effectively motivate, train and manage our employees to properly manage this growth. Even if these steps are taken, we cannot be sure that our recent acquisitions will be integrated successfully into our business operations. Our future performance is dependent on management’s ability to manage our growth effectively. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create. The process of expanding our fleet of ships may result in unforeseen operating difficulties and may require management attention that would otherwise be available for the operation of our existing ships. In addition, if we do not manage this growth effectively, maintain the quality of our businesses despite the demands on our resources and retain key personnel, our business could be harmed.

Prior to our acquisition of cruise related assets and businesses in 2006 and our acquisition of Bellingham Marine in 2006, we had no experience in operating a cruise business or marina construction business.

Our recent cruise and marina construction acquisitions expose us to new risks associated with entering new lines of business that we have limited or no experience operating. We anticipate that there may be many things we will need to learn and master to be successful in these new endeavors. Moreover, we have a limited operating history within our cruise and marine segments, which may make it difficult to predict our long-term success. Failure to successfully manage the risks associated with the development and implementation of new lines of business could adversely affect our business, results of operations and financial condition.

Our recent growth has been driven by acquisitions. We may not be able to find suitable acquisition candidates in the future.

Our recent growth is attributable to the acquisition of American West, the cruise-related assets of Delta Queen and Bellingham Marine. In the future, a significant element of our business strategy will be to acquire assets or businesses that are complementary to our businesses. We compete for acquisition opportunities with other companies, many of which have greater name recognition, marketing support and financial resources than we have, which may result in a diminished number of acquisition opportunities available to us and higher acquisition prices. No assurance can be given that we will be able to identify, pursue or acquire any targeted businesses or make any acquisitions on terms favorable to us. If we fail to identify and complete acquisitions in the future, our growth and financial performance will be adversely affected.

We may not realize the anticipated benefits of the companies and businesses that we acquire, including our acquisitions of American West, the cruise-related assets of Delta Queen, Windstar Cruises and Bellingham Marine.

As part of our business strategy, we regularly consider and, as appropriate, make acquisitions of assets and businesses that we believe are complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, and assets of the companies acquired, some of which may result in significant charges to earnings. There can be no assurance that we will be able to profitably manage additional businesses or successfully integrate any acquired businesses without substantial costs, delays and/or other operational or financial problems. Acquisitions involve a number of special risks in addition to those described above. These risks include:

•	the diversion of management’s attention to the assimilation of the operations and personnel of the acquired businesses;

•	the potential loss of key employees;
•	potential exposure to unknown liabilities of acquired companies;
•	the ability of management to effectively and efficiently manage the new operations we acquire; and
•	adverse effects on our reported operating results due to acquisition costs and expenses associated with integrating and assimilating the operations of the acquired businesses.

If we are unable to successfully integrate our acquisitions with our existing businesses, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business, results of operations, financial condition and cash flows and the market price of our stock.

In addition, a substantial portion of our available cash could be used in order to consummate potential acquisitions of businesses. We may also seek to finance such acquisitions through debt or equity financings. There can be no assurance that such financings will be available at all or on terms acceptable to us. If the consideration for an acquisition includes equity securities, our stockholders could experience dilution.

In connection with our acquisitions within the cruise segment, we assumed or incurred a significant amount of indebtedness, which could adversely affect our cash flows and business.

In connection with our recent acquisitions of American West and the cruise-related assets of Delta Queen, we assumed a significant amount of indebtedness in amounts that have greatly exceeded our historical levels of indebtedness. We assumed approximately $41.5 million in fixed-rate, 4.63% debt payable through 2028 in connection with our acquisition of American West. We also assumed approximately $35.0 million of fixed-rate, 6.5% debt payable through 2020 as a result of our acquisition of the cruise-related assets of Delta Queen. We also anticipate an additional $60 million in seller financing from our acquisition of Windstar Cruises, payable at 7% through 2017. As a result of this debt, demands on our cash resources will increase in the future. The increased levels of debt could, among other things:

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

If we are unable to manage our financial resources during our expansion, our financial performance may be adversely affected.

Our plans for growth and expansion will require significant capital expenditures that may not produce corresponding revenues in the near term, which may place a strain on our capital resources. The process of expanding our fleet of ships may require additional financial resources that would otherwise be available for the ongoing operation of our existing fleet of ships. Our failure to manage our financial resources effectively during our expansion could force us to delay or abandon some of our expansion plans and may have a material adverse effect on our liquidity, financial condition and results of operations.

Our financial performance is subject to seasonal and quarterly fluctuations.

Our businesses are seasonal. We recognize cruise related revenues at the completion of the cruise. We recognize revenue for marine and related services in accordance with the respective contracts. We recognize travel, incentive and event related revenues in the month a program operates. Insurance premiums are recognized as revenue over the period of the insurance contracts in proportion to the amount of the insurance coverage provided. Historically, the majority of our operating results were recognized in the first and second quarters of each fiscal year. As a result of the acquisitions within our cruise segment and the size of our cruise operations in relation to our overall operations, we expect that the majority of our operating results will be recognized in the second and third quarters of each fiscal year, which coincides with the cruising season. Our future annual results could be adversely affected if our revenue were to be substantially below seasonal norms during the second and third quarters of each fiscal year. Our operating results may fluctuate as a result of many factors, including:

•	our ability to effectively and efficiently operate our cruise operations;
•	customer cancellation rates;
•	competitive conditions in the industries in which we operate;
•	marketing expenses;
•	extreme weather conditions;
•	timing of and costs related to acquisitions;
•	the impact of new laws and regulations affecting our business;
•	negative incidents involving cruise ships, including those involving the health and safety of passengers;
•	cruise ship maintenance problems;
•	reduced consumer demand for vacations and cruise vacations;
•	changes in fuel, food, payroll, insurance and security costs;
•	the availability of raw materials;
•	our ability to enter into profitable marina construction contracts;
•	changes in relationships with certain travel providers;
•	changes in vacation industry capacity;
•	the mix of programs and events, program destinations and event locations;
•	the introduction and acceptance of new programs and program and event enhancements by us and our competitors;
•	other economic factors and other considerations affecting the travel industry;
•	potential claims related to our reinsurance business; and
•	the potentially volatile nature of the reinsurance business.

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

The cruise, marine and travel industries are highly competitive. We compete with other companies that provide similar products and services. We believe the barriers to entry within some of the industries in which we operate are relatively low. Certain of our competitors have substantially greater financial, marketing and sales resources than we do. As a result, there can be no assurance that our present competitors or competitors that elect to enter the marketplace in the future will not exert significant competitive pressures on us. These competitive factors could have a material and adverse effect on our business, financial condition and results of operations.

Our operations and financial condition may be adversely affected by events adversely affecting the travel industry, including the affects of general economic conditions.

A substantial portion of our operations are directly associated with the travel industry. Demand for travel and vacations is dependent on the underlying strength of the economy. As a result, our operations are subject to special risks inherent in doing business in that industry. Adverse changes in the economic climate, such as higher fuel prices, higher interest rates and changes in governmental policies could reduce the discretionary income of our potential cruise passengers or companies scheduling conventions, trade shows or meetings. Consequently, this could negatively affect demand for vacations, including cruise vacations, and for travel, events or conventions, all of which are discretionary purchases. In addition, the travel industry is highly susceptible to unforeseen events, such as wars, acts of terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights. Demand for our products and services may also be adversely affected by natural occurrences such as hurricanes, earthquakes, epidemics and flooding in regions in which we offer our products and provide our services. Periods of instability or uncertainty surrounding the travel industry may reduce the demand for our programs and services and could have an adverse effect on our business, financial condition and results of operations.

We may lose business to competitors throughout the vacation market.

As a result of our cruise acquisitions, we operate in the vacation market, and cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators which provide other leisure options, including hotels, resorts and package holidays and tours. We face significant competition from other cruise lines, both on the basis of cruise pricing and also in terms of the nature of ships and services we offer to cruise passengers. In the event that we do not compete effectively with other vacation alternatives and cruise companies, our results of operations and financial condition could be adversely affected.

Our success is highly dependent upon unaffiliated travel services suppliers.

In order to provide our services and products, we are dependent on airlines, hotels and other suppliers of travel and processing services. We have limited agreements with our travel suppliers and vendors that obligate such suppliers or vendors to process or sell services or products through us. We rely to a large extent on scheduled commercial airline services to get our customers to our cruise ships and, therefore, increases in the price of, or major changes or reduction in commercial airline service, could undermine our ability to provide reasonably priced vacation packages. Restricted access to suppliers and vendors of travel services and processing, or a reduction in capacity or changes in pricing or collateral arrangements with travel suppliers or vendors could have an adverse effect on our business, financial condition and results of operations.

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

Due to the nature of our businesses, we may be subject to liability claims arising out of accidents or disasters causing injury to our customers, including claims for serious personal injury or death. Although we have never experienced a liability loss for which we did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the insurance carrier will be solvent at the time of any covered loss. There can be no assurance that we will be able to obtain sufficient insurance coverage at acceptable premium levels in the future. Successful assertion against us of one or a series of large uninsured claims, or of one or a series of claims exceeding our insurance, could have an adverse effect on our business, financial condition and results of operations.

No assurance can be given that our insurance costs will not escalate.

Our protection and indemnity insurance, or P&I, is provided by various mutual protection and indemnity associations. As associations, they rely on member premiums, investment reserves and income, and reinsurance to manage liability risks on behalf of their members. Increased investment losses, underwriting losses or reinsurance costs could cause domestic or international marine insurance associations to substantially raise the cost of premiums, resulting not only in higher premium costs, but also higher levels of deductibles. Increases in our premiums or deductible levels could adversely impact our operating costs.

We are dependent upon key personnel.

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel. The loss of the services of any of our executive officers or other key employees could have an adverse effect on our business, financial condition and results of operations. We do not have any long-term employment agreements with our executive officers, other than with our Chairman and CEO. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, operational, marketing and customer service personnel. The failure to retain and attract necessary managerial, operational, marketing and customer service personnel could have an adverse effect on our business, financial condition and results of operations.

International political and other world events affecting safety and security could adversely affect the demand for cruises and could harm our future sales and profitability.

Demand for cruises and other vacation options has been, and is expected to continue to be, affected by the public’s attitude towards the safety and security of travel. Events such as the terrorist attacks in the U.S. on September 11, 2001 and the threats of additional attacks in the U.S. and elsewhere, concerns of an outbreak of additional hostilities and national government travel advisories, together with the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse impact on demand and pricing in the travel and vacation industry and may continue to do so in the future. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business.

Incidents or adverse publicity concerning the cruise vacation industry or unusual weather conditions could adversely affect our reputation and harm our future sales and profitability.

The operation of cruise ships involves the risk of accidents, including those caused by the improper operation of our ships, passenger and crew illnesses such as the spread of contagious diseases, mechanical failures, fires, collisions, inappropriate crew or passenger behavior, weather events, security breaches and other incidents which may bring into question passenger safety, health, security and vacation satisfaction and thereby adversely affect future industry performance and expose us to claims by those that may be harmed. For example, our Empress of the North ran aground in March 2006 during a cruise which required us to cancel three cruises, and we experienced an outbreak of Norovirus on our Mississippi Queen® in October 2006 which required us to cancel three cruises. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises due to these or other factors, which would adversely affect our results of operations and financial condition. Incidents involving cruise ships, adverse media publicity concerning the cruise vacation industry, events such as terrorist attacks, war and other hostilities, or unusual weather patterns or natural disasters, such as storms and earthquakes, could impact demand and consequently have an adverse impact on our profitability.

Ship mechanical faults may result in cancellation of cruises and unscheduled drydocks and repairs.

Our cruise ships have from time to time experienced mechanical problems or extended or extraordinary maintenance and there can be no assurance that they will not experience such problems in the future. Mechanical faults or extended maintenance may result in delays or cancellation of cruises or necessitate unscheduled drydocks and repairs. For example, our Queen of the West experienced an engine failure in September 2006, causing us to cancel one cruise. These events together with any related adverse publicity could affect our financial results.

Unavailability of ports of call may adversely affect our profits.

We believe that port destinations are a major reason why passengers choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including, but not limited to, existing capacity constraints, security concerns, adverse weather conditions and natural disasters, financial limitations on port development, local government regulations and local community concerns about port development and other adverse impacts on their communities. Any limitations on the availability of our ports of call could adversely affect our profits.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

We engage in construction activities for marina facilities where design, construction or systems failures can result in substantial injury or damage to third parties. We and/or our subsidiaries have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our profits and cash available for operations.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

Our ability to conduct and expand our marina construction operations is dependent on access to construction materials and skilled labor. Increased costs or shortages of materials such as cement, aluminum and wood could cause increases in construction costs and construction delays. Labor disputes or increased costs or shortages of skilled labor could also cause increases in costs and delays. These prices and supplies may be further adversely affected by natural disasters and adverse weather conditions. We estimate and forecast such costs as part of our business, and attempt to plan for possible cost increases due to changes in the cost or availability of materials or labor. However, generally we are unable to pass on unanticipated increases in construction costs to those customers who have already entered into sales contracts, as those sales contracts generally fix the price of the project at the time the contract is signed, which may be well in advance of the construction work. Significant unexpected increases in costs of materials or labor may adversely affect our results of operations.

The demand, timing and funding of marina construction awards and other factors could lead to unpredictable operating results.

Our marina construction operations are subject to risks and uncertainties associated with changing demand for marina construction projects, the timing and funding of new projects, the length of time over which construction contracts are to be performed, the ability to meet performance schedules, cost overruns and cancellations or changes in the scope of existing contracts. As a result of these uncertainties, the operating results related to our marine business could be unpredictable and inconsistent from period to period.

We may incur increased costs related to repairing defects in marinas we design and construct.

Our marina construction operations are subject to warranty and other claims related to design and construction defects and related issues, including compliance with construction codes. The costs we incur to resolve those warranties and other claims could reduce our profitability, and if we were to experience an unusually high level of claims, or unusually severe claims, our profitability could be adversely affected.

An inability to obtain bonding could limit the number of projects we are able to pursue.

As is customary in the marina construction industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Since 2001, the surety industry has undergone significant changes with several companies withdrawing completely from the industry or significantly reducing their bonding commitment. In addition, certain reinsurers of surety risk have limited their participation in this market. Therefore, we could be unable to obtain surety bonds, when required, which could adversely affect our future results of operations and revenues.

Natural disasters, severe weather conditions and forces in nature beyond our control could impact our marina construction and management operations.

Our marina construction and management operations are conducted in many areas that are subject to natural disasters and severe weather, such as hurricanes, tornadoes, earthquakes, floods, tsunamis and fires. We also may be affected by unforeseen engineering, environmental, or geological problems. These conditions could delay or increase the cost of construction projects, damage or reduce the availability of materials, and negatively impact the demand for marinas in affected areas. If our insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity and capital resources could be adversely affected.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenues or profits.

Under our accounting procedures, we measure and recognize our marina construction profits and revenues under the percentage of completion accounting methodology. This methodology allows us to recognize revenues and profits ratably over the life of a contract by comparing the amount of the costs incurred to date against the total amount of costs expected to be incurred. The effect of revisions to revenues and estimated costs is recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. Given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenues and profits.

Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses.

Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control. In our marine operations we currently operate in Australia, Spain, New Zealand, France, United Kingdom, Mexico, Canada, Bahamas, Malaysia and China. With the addition of Windstar Cruises, we will offer itineraries with destinations to Costa Rica, Greece, Spain, Portugal, Turkey, Italy, France, British Virgin Islands, Barbados, French West Indies, Grenada and other foreign ports of call. We anticipate that our foreign destinations will change and expand over time. Operating in the international marketplace exposes us to a number of risks including:

•	abrupt changes in foreign government policies and regulations;
•	embargoes;
•	trade restrictions;
•	tax increases;

•	United States government policies; and
•	international hostilities.

We also face significant risks due to civil strife, acts of war, terrorism and insurrection. Our level of exposure to these risks will vary with respect to each project, depending on the particular stage of each such project. For example, our risk exposure with respect to a marina construction project in an early development stage will generally be less than our risk exposure with respect to a project in the middle of construction. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses. Project disruptions and losses could significantly reduce our revenues and profits.

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

If we do not complete drydocking on schedule or within budget, or if any of our ships require unscheduled repairs, our revenues may be adversely impacted.

Operation of our ships is subject to regulations established by the U.S. Department of Transportation that are enforced by the U.S. Coast Guard and other international class societies. Among these regulations is the requirement that the ships be taken out of operation and removed from the water for inspection of the exterior of the hull on a periodic basis, referred to as drydocking. When we drydock one of our ships as required, we lose the revenue from that ship’s operations for the period it is out of service. We also incur the additional cost of the drydocking. Our ships must be drydocked every 12-30 months, dependent upon the ship type. We typically drydock our domestic ships in the winter months when they are typically out of operation due to limited demand. We anticipate drydocking our international ships at preplanned times of low demand. In years that we are not required to drydock our ships, we may remove each of them from service to perform routine repairs and maintenance and capital projects. We refer to the period that each ship is removed from service as a lay-up. We cannot assure that future drydocks or lay-ups for any of our ships will be completed on schedule or within their budgets. Unscheduled repairs could have an adverse impact on the Company’s results of operations and our financial condition.

We may face significant costs to maintain our ships as they age.

We believe that the costs to maintain our fleet of ships will increase over time. Excluding the Windstar Cruises ships and our Delta Queen® ship which is 80 years old, the average age of our ships is approximately 16 years. We expect to incur increasing expenses to operate and maintain our ships in good condition as they age. Eventually, these ships will need to be replaced. We may not be able to replace these ships with new ships based on uncertainties related to financing, timing and shipyard availability.

We may be unable to extend our ability to operate the Delta Queen® beyond November 1, 2008.

Since 1968, Congress has granted the Delta Queen® eight consecutive exemptions from the Safety at Sea Act requirement because of fire prevention and safety enhancements made to the ship and the historic status of the Delta Queen®. The statute exempting the Delta Queen® requires us to notify potential passengers that the Delta Queen® does not comply with applicable fire standards and prohibits us from disclaiming liability for loss due to fire caused by our negligence. The current exemption has been extended to November 1, 2008. Our ability to operate the Delta Queen® is dependent upon retaining our current Congressional exemption and obtaining additional exemptions subsequent to 2008.

If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

Because of the nature of our marina construction contracts, at times we commit resources to marina projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant resources, it could have a material negative effect on our results of operations.

Our business could be adversely affected by losses associated with our reinsurance operations.

We currently reinsure property and casualty risks written by licensed U.S. insurers. The lines of business that are being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. If a loss event occurs and we are required by our agreements to cover such losses, the amount of our cash and cash equivalents will be reduced, and our results of operations and financial condition would suffer.

Environmental, health and safety, financial responsibility, tax and maritime legislation and regulations could affect operations and increase operating costs.

The United States, Canada and various state government or regulatory agencies have enacted or are considering new environmental regulations or policies that could adversely impact the cruise vacation industry. Some environmental groups have lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to ship discharges, could increase our cost of compliance or otherwise materially adversely affect our businesses, results of operations and financial condition.

In addition, we are subject to various international, national, state and local laws, regulations and treaties that govern, among other things, safety standards applicable to our ships, health and sanitary standards applicable to our passengers, security standards onboard our ships and at the ship/port interface areas, and financial responsibilities to our passengers. These issues are, and we believe will continue to be, an area of focus by the relevant authorities. This could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future.

Pursuant to the Western Hemisphere Travel Initiative, as of January 23, 2007, United States citizens will be required to carry a passport or, if available, a People Access Security Service (“PASS”) card, for travel by land or sea to or from certain countries and areas that are currently exempt from passport requirements, such as the Caribbean, Canada and Mexico. The State Department and the Department of Homeland Security are collaborating on the development of the PASS card system. The PASS card is a secure credential that verifies the citizenship and identity of U.S. nationals who re-enter the United States and is seen as a less expensive alternative to a passport. Since many cruise customers visiting these destinations may not currently have passports or may not obtain a PASS card if and when available, it is likely that this will have some negative effect on our bookings and future net revenue yields when the regulations take effect. There are a number of factors that could influence the ultimate impact of these regulations, such as customer travel patterns, the cost and ease of obtaining PASS cards, customer price sensitivity and the cost and effectiveness of mitigating programs we and others have established or will establish.

Recently, the State of Alaska instituted new state taxes and operating regulations which will impact the cruise industry operating in Alaska, and could result in a reduction in demand for Alaska cruises. It is possible that other states, countries or ports of call that we regularly visit may decide to also assess new taxes specifically targeted to the cruise industry, which could increase our operating costs and/or could decrease the demand for cruises and ultimately decrease our net revenue yields. Due to the size of our ships operating in Alaska at this time, we are not currently impacted by these new taxes or operating regulations. However, there is no guaranty that these size requirements will not be reduced or similar actions enacted in other waters in which we operate or may operate within the future.

Increases in operating, financing and tax costs could adversely affect our results because we may not be able to recover these increased costs through price increases of our cruise vacations.

We are subject to various statutory and regulatory directives in the United States addressing homeland security concerns that may increase our costs and adversely affect our operations.

Various government agencies within the Department of Homeland Security (“DHS”) including the Transportation Security Administration, the U.S. Coast Guard and the U.S. Bureau of Customs and Border Protection, have adopted, and may adopt in the future, new rules, policies or regulations or changes in the interpretation or application of existing laws, rules, policies or regulations, compliance with which could increase our costs or result in loss of revenue.

The Coast Guard’s new maritime security regulations, issued pursuant to the Maritime Transportation Security Act of 2002, require us to operate our ships and facilities pursuant to both the maritime security regulations and approved security plans. Our ships and facilities are subject to periodic security compliance verification examinations by the Coast Guard. A failure to operate in accordance with the maritime security regulations or the approved security plan may result in the imposition of a fine or control and compliance measures, including the suspension or revocation of the security plan, thereby making the ship or facility ineligible to operate. We are also required to audit these security plans on an annual basis and, if necessary, submit amendments to the Coast Guard for their review and approval. Failure to timely submit the necessary amendments may lead to the imposition of the fines and control and compliance measures mentioned above. Failure to meet the requirements of the maritime security regulations could have a material adverse effect on our results of operations.

DHS may adopt additional security-related regulations, including new requirements for screening of passengers and our reimbursement to the agency for the cost of security services. These new security-related regulations could have an adverse impact on our ability to efficiently process passengers or could increase our operating costs.

U.S. maritime laws restrict foreign ownership of our stock, and the repeal, suspension or substantial amendment of these laws could increase competition on inland waterways and have a material adverse effect on our business.

U.S. maritime laws require that, to be eligible to operate a ship transporting non-proprietary cargo on United States inland waterways, the company that owns the ship must be controlled and 75% owned by United States citizens at each tier of its ownership. Such laws therefore restrict, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the ships which we operate on the inland waterways. If we at any point cease to be 75% owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our inland waterways operations. We are currently in compliance with these ownership provisions.

U.S. maritime laws continue to be in effect and supported by the U.S. Congress and the current administration. However, we cannot assure you that such laws will not be repealed, suspended or amended in the future. If these laws were to be repealed, suspended or substantially amended and, as a consequence, competitors with lower operating costs were to enter the inland waterways market, our business likely would be materially adversely affected. In addition, our advantages as a United States citizen operator of U.S. ships could be eroded over time as there continue to be periodic efforts and attempts by foreign investors to circumvent certain aspects of U.S. maritime laws.

Our employees are covered by federal maritime laws that may subject us to job-related claims in addition to those provided by state laws.

Many of our cruise segment employees are covered by federal maritime laws, including provisions of the Jones Act, the Longshore and Harbor Workers Act and the Seaman’s Wage Act. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal court. Because we are not generally protected by the limits imposed by state workers’ compensation statutes for these employees, we may have greater exposure for any claims made by these employees than is customary in the individual states.

Past and future environmental, safety and health regulations could impose significant additional costs on us that reduce our profits.

We are subject to numerous environmental laws and health and safety regulations. Our projects can involve the handling of hazardous and other highly regulated materials which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. The applicable regulations, as well as the technology and length of time available to comply with those regulations, continue to develop and change. In addition, our past activities could also have a material impact on us.

The Federal Maritime Commission regulates passenger ships with 50 or more passenger berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. We have secured a $15 million surety bond as security under the Federal Maritime Commission. Our ability to secure such a security instrument in the future may result in undue burden on the part of the Company and may require that we make additional financial deposits directly with the Federal Maritime Commission in proportion with advance passenger deposits received.

We currently maintain liquor licenses in various states for our ships. We do not anticipate any material expenses or other material adverse developments with respect to these licenses or future renewals. However, in the event such developments do occur, we may be required to restrict the sale of alcoholic beverages on all or portions of our cruises. In connection with these applications or otherwise, we may be required to become qualified to do business in, or to pay or remit various types of taxes or fees to, certain states or political subdivisions thereof. In addition, we may be subject to fines or other penalties for failure to comply with laws and regulations of one or more states requiring licensing, qualification or other action. Neither the cost of compliance by us with such regulations, nor the penalties imposed or sought to be imposed on us for noncompliance have been material in the past. However, no assurance can be given that such costs or penalties may not increase or become material in the future.

Risks Related to the Windstar Cruises Acquisition

The failure to successfully integrate Windstar Cruises’ business and operations in the expected time frame, or at all, may adversely affect our future results.

We believe that the acquisition of Windstar Cruises will result in certain benefits, including the addition of international cruise operations. However, to realize these anticipated benefits, we must successfully integrate Windstar Cruises. The success of the acquisition will depend on our ability to realize these anticipated benefits. We may fail to realize the anticipated benefits of the acquisition on a timely basis, or at all, for a variety of reasons, including the following:

•	failure to successfully manage relationships with customers;
•	diversion of management resources from our business to integration-related issues;

•	potential difficulties integrating and harmonizing financial systems; and
•	failure to successfully manage and operate the business through third party management contracts.

As a result, the integration may result in additional and unforeseen delays and expenses. Further, the size of the transaction may make the integration difficult, expensive and disruptive, adversely affecting our revenues and earnings, and implementation of integration efforts may divert management’s attention from other strategic priorities. If we are not able to successfully integrate Windstar Cruises’ business and operations, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

The Windstar Cruises acquisition is subject to certain closing conditions that, if not satisfied or waived, will result in the acquisition not being completed, which may cause the market price of our common stock to decline.

The acquisition is subject to customary conditions at closing, including approval by the Federal Trade Commission. If any condition to the acquisition is not satisfied or, if permissible, waived, the acquisition will not be completed. In addition, we or Holland America Line, a division of Carnival Corporation, may terminate the purchase agreement in certain circumstances. If we and Holland America Line do not complete the acquisition, the market price of our common stock may fluctuate to the extent that the current market prices of those shares reflect a market assumption that the acquisition will be completed. We will also be obligated to pay certain investment banking, financing, legal and accounting fees and related expenses in connection with the acquisition, whether or not the acquisition is completed. Furthermore, if the acquisition is not consummated because we have breached the purchase agreement, including for failure to obtain sufficient financing, we may be required to pay damages to Holland America Line. In addition, we have diverted significant management resources in an effort to complete the acquisition. If the acquisition is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

Risks Related to our Corporate Structure and Stock

We may not be able to fulfill our dividend policy in the future

On September 2, 2003, our board of directors adopted a dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. Dividend payments, however, are not guaranteed and our board of directors may decide, in its absolute discretion, at any time and for any reason, not to pay dividends. In the future we may not be able to pay or maintain dividends. We also may not be able to maintain our current level of dividends or increase them over time.

We intend to continue to pay dividends to our stockholders in accordance with our dividend policy; however, our ability to pay, maintain or expand cash dividends to our stockholders and to execute our dividend policy is subject to the discretion of our board of directors and will depend on many factors. We may not have the necessary funds to pay dividends on our common stock. We will require continuing, significant cash flow in order for us to make payments of regular dividends to our stockholders in accordance with our dividend policy. Further, the payment of cash dividends, if any, depends on our financial condition, results of operations, capital requirements, legal restrictions on the payment of dividends and other factors that our board of directors deems relevant. Moreover, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

Some of the factors are beyond our control and a change in any such factor could affect our ability to pay dividends on our common shares. Rising interest rates may adversely affect the market price of our common stock. Because we have a dividend policy providing for the payment of regular dividends to our stockholders, interest rates may affect, at times significantly, the market price of our common stock. In general, as interest rates increase, the market price of our common stock could decline. Interest rates remain at moderate levels and, therefore, the value of our common stock may decline if interest rates rise in the future.

We have only a limited history of paying cash dividends on our common stock and we currently intend to retain a substantial portion of our future earnings, if any, to make payments of principal and interest on our substantial indebtedness and to fund the development and growth of our businesses.

The failure to maintain or pay dividends would adversely affect our share price.

We have adopted a dividend policy that reflects our intention to distribute a portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures as regular dividends to our stockholders. While we intend to maintain our dividend policy, there can be no assurance as to the amount and frequency of any such dividend or that a dividend will be paid at all or whether our dividend policy will be maintained. If we are unable to fulfill our dividend policy, or pay dividends at levels anticipated by investors, the market price of our shares may be negatively affected.

Our dividend policy may limit our ability to pursue growth opportunities.

Our dividend policy, to the extent implemented, may significantly restrict our cash reserves and may adversely affect our ability to fund unexpected capital expenditures as well as our ability to make interest and principal repayments on indebtedness. Further, our dividend policy, to the extent implemented, may significantly constrain our ability to finance any material expansion of our business or to fund our operations more than if we had retained such cash flow from our operations. In addition, our ability to pursue any material expansion of our business, including through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third party financing. As a result, we may be required to borrow additional money or raise capital by issuing equity securities, which may not be possible on attractive terms or at all.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our certificate of incorporation and bylaws, as currently in effect, could make it more difficult for stockholders to effect certain corporate actions. These provisions may delay or prevent the acquisition of us, even if the acquisition may be considered beneficial by some of our stockholders. In addition, they may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Provisions in our charter documents may make a change of control of our company more difficult, even if a change in control would be beneficial to our stockholders. Our certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These rights may have the effect of delaying or deterring a change of control of our company.

In addition, a change of control of our company may be delayed or deterred as a result of our having three classes of directors. Our certificate of incorporation provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately one third of the directors coming up for reelection each year. Having a staggered board of directors would make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors.

Additionally, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits stockholders owning 15% or more of our outstanding voting stock from merging or combining with us in certain circumstances. Section 203 of the Delaware General Corporation Law provides that, subject to specified exceptions, a Delaware corporation shall not engage in business combinations with any entity that acquires enough shares of our common stock without the consent of our board of directors to be considered an “interested stockholder” under Delaware law for a three-year period following the time that the stockholder became an interested stockholder. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Neither our certificate of incorporation or bylaws contains an election, as permitted by Delaware law, to be exempt from the requirements of Section 203.

Anti-takeover and transferability limitations of U.S. ownership requirements may adversely affect the liquidity of our common stock.

One of the requirements for having U.S.-flagged ships operating in U.S. domestic trade is that 75% of our stockholders must be U.S. citizens and that non-U.S. citizens cannot exercise control of us. We have explored adding restrictions to our certificate of incorporation limiting the transferability of our common stock or control to non-U.S. citizens to preserve our U.S.-flagged status. We believe that such limitations may have the effect of decreasing the liquidity of our common stock, thereby making it more difficult for investors to dispose of their shares in an orderly manner. We have also explored adding legends to our stock certificates to indicate the citizenship of our stockholders to facilitate our ability to monitor and control our U.S. citizenship. Such precautions have not been added, but may be put into effect in the near term. Such provisions and the level of ownership by insiders and our largest shareholders, we believe, may deter a change in control and limit non-U.S. citizens’, including corporations and individuals, purchases of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices occupy approximately 27,000 square feet of office space in Newport Beach, California, pursuant to a lease dated June 15, 1998, as amended, which expires in June 2010. We share this space with our travel and events group.

Our travel and events segment occupies an additional office totaling approximately 12,000 square feet in Atlanta, Georgia pursuant to a lease dated January 7, 2000, as amended, which expires in June 2008.

Our cruise segment occupies an office totaling approximately 10,000 square feet in Seattle, Washington pursuant to a lease dated April 26, 2005, as amended, which expires in August 2007. Information about our cruise ships, including their size and primary areas of operation, may be found within Item 1, “Business – Business Operations, Cruise Segment.”

Our marine segment’s primary office location is in Bellingham, Washington, pursuant to a lease dated January 1, 2000 which expires in December 2008. Our U.S. marina construction facilities consist of both owned and leased facilities located in Dixon, California; Callahan, Florida; Jacksonville, Florida; York, Pennsylvania and Ferndale, Washington. In addition, we maintain office and construction facilities in the countries of Australia, England, Mexico, New Zealand, France and Spain in which we operate. Our marina management and shipyard operations are conducted at a facility in Newport Beach, California, pursuant to a lease dated April 1, 2006 which expires in March 2011.

We believe that our existing facilities are sufficient to meet our present needs and anticipated needs for the foreseeable future. However, additional facilities may be required in connection with future business acquisitions.

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

Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market and Other Information

Our common stock is traded and prices are quoted on the NASDAQ Stock Market under the symbol “AMIE.” As of March 13, 2007, there were approximately 48 holders of record of our common stock not including beneficial owners holding shares through nominee or street name.

The following table sets forth the high and low bid prices of a share of our common stock as quoted on the NASDAQ Stock Market for the periods indicated:

	High	Low
2006:
Quarter ended March 31, 2006	$18.37	$15.53
Quarter ended June 30, 2006	25.34	17.46
Quarter ended September 30, 2006	36.93	21.61
Quarter ended December 31, 2006	46.17	30.29

2005:
Quarter ended March 31, 2005	$16.11	$12.45
Quarter ended June 30, 2005	14.69	12.00
Quarter ended September 30, 2005	16.00	13.21
Quarter ended December 31, 2005	16.50	12.62

Dividend Policy

On September 2, 2003, our Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The following dividends have been declared in 2006, 2005 and 2004 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
2006:
February 20, 2006	March 2, 2006	$1,050
May 22, 2006	June 1, 2006	1,065
August 16, 2006	August 31, 2006	1,072
November 14, 2006	November 28, 2006	1,085

2005:
February 28, 2005	March 15, 2005	$1,016
May 31, 2005	June 15, 2005	1,034
August 25, 2005	September 8, 2005	1,042
November 18, 2005	December 2, 2005	1,042

2004:
March 9, 2004	March 23, 2004	$1,000
June 1, 2004	June 16, 2004	974
August 30, 2004	September 14, 2004	987
November 30, 2004	December 15, 2004	996

We and our Board of Directors intend to continually review our dividend policy to ensure compliance with capital requirements, regulatory limitations, our financial position and other conditions which may affect our desire or ability to pay dividends in the future.

Transfer Agent and Registrar

Mellon Investor Services, LLC serves as transfer agent and registrar of our common stock.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,366,759	$11.70	169,807
Equity compensation plans not approved by security holders	—	—	—

Total	1,366,759	$11.70	169,807

(1)	We issued 69,000 shares, 80,000 shares and 98,000 shares of restricted stock to directors and certain members of executive management in 2006, 2005 and 2004, respectively. The effects of the restricted stock outstanding are included in the amounts listed above. See Note 12 to the Consolidated Financial Statements, “Stock Plans.”

Item 6. Selected Financial Data

The following selected consolidated financial data is presented as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. In 2006, we completed numerous acquisitions within the cruise and marine segments. For a discussion of the businesses and activities acquired, see Item 1, “Business – Business Operations” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The spin-off of AGI was accounted for as a disposition of discontinued operations as of February 28, 2002, the date of the spin-off, and accordingly our previously reported results of operations have been restated to reflect the results of AGI in discontinued operations. The selected financial data should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenues (A),(B)	$144,419	$26,940	$18,736	$13,679	$14,695
Costs and operating expenses:
Cruise operating expenses (A)	43,855	—	—	—	—
Cost of marine revenue (A)	34,516	—	—	—	—
Selling and tour promotion (A)	17,423	3,144	3,117	4,412	4,014
General and administrative (A)	34,322	11,826	9,878	11,034	9,466
Depreciation and amortization (A)	4,224	1,232	890	1,249	877
Loss and loss adjustment expenses (G)	5,249	6,051	2,514	—	—
Insurance acquisition costs and other operating expenses (G)	3,564	4,563	2,211	—	—
Impairment loss and lease exit costs (C)	—	—	2,627	891	—

	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Operating income (loss)	1,266	124	(2,501)	(3,907)	338
Income (loss) from continuing operations before income tax	$5,970	$4,253	$(1,567)	$(64)	$2,877
Income (loss) from continuing operations, net of income tax	5,627	3,142	(1,937)	(1,017)	2,763
Income (loss) from discontinued operations, net of income tax	—	—	—	—	(1,197)
Net income (loss)	5,627	3,142	(1,937)	(1,017)	1,566

Earnings (loss) per share — basic:
Continuing operations	$0.53	$0.30	$(0.20)	$(0.10)	$0.28
Discontinued operations	—	—	—	—	(0.12)

Net income (loss)	$0.53	$0.30	$(0.20)	$(0.10)	$0.16

Earnings (loss) per share — diluted:
Continuing operations	$0.49	$0.30	$(0.20)	$(0.10)	$0.27
Discontinued operations	—	—	—	—	(0.12)

Net income (loss)	$0.49	$0.30	$(0.20)	$(0.10)	$0.15

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,246	$17,716	$39,474	$43,609	$46,910
Restricted cash	11,127	—	—	—	—
Available-for-sale securities	37,807	77,415	58,441	61,685	59,822
Total assets (D)	255,920	134,783	129,661	125,050	128,159
Long-term passenger and participants deposits	40	5	518	449	81
Long term debt, net of current portion (E)	71,779	—	—	—	—
Total stockholders’ equity	115,737	109,226	104,826	112,690	115,016

Other Data:
Cash dividends declared and paid – common shares (F)	$4,272	$4,134	$3,957	$1,991	$14,168
Cash dividends per common share (F)	$0.40	$0.40	$0.40	$0.20	$—

(A)	In 2006, we completed numerous acquisitions within the cruise and marine segments. For a discussion of the businesses and activities acquired, see Item 1, “Business – Business Operations” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(B)	For a discussion of revenues, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition” and Note 1 to the Consolidated Financial Statements, “Description of the Company and Summary of Significant Accounting Policies – Revenue Recognition.”
(C)	For a discussion of impairment loss and lease exit costs, see Note 1 to the Consolidated Financial Statements, and Note 8 to the Consolidated Financial Statements, “Goodwill and Other Intangibles.”
(D)	For a discussion of total assets, see Item 1, “Business – Business Operations”, Item 1, “Business – Education Group Spin-off” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.”
(E)	For a discussion of long term debt, see Note 8 to the Consolidated Financial Statements, “Long Term Obligations.”
(F)	For a discussion of cash dividends declared, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.”
(G)	For a discussion of insurance operations and related loss and loss adjustment expenses, as well as insurance acquisition costs and other operating expenses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” and Note 3 to the Consolidated Financial Statements, “Reinsurance.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a cruise, marine and travel and events company. Our cruise operations are conducted under our Majestic America Line brand. Our Majestic America Line is a domestic provider of overnight passenger cruises along the inland rivers and coastal waterways of North America. Through our marine business, we are a global provider of marina design and construction services. Our marine business also offers marine operations, management and consulting services to marina owners. Our travel and events business provides event and travel services to corporations, associations and trade show companies.

During 2006, our cruise operations consisted of the operations of four U.S. flagged cruise ships. Our U.S. cruise operations are conducted under our Majestic America Line brand. In 2007, we will operate seven U.S. flagged cruise ships under the Majestic America Line in North America, including the Empress of the North, Queen of the West, Columbia Queen, Contessa, American Queen®, Delta Queen® and Mississippi Queen®. Our U.S. flagged cruise ships offer a total of 1,587 passenger berths. We utilize passenger berths as our measurement of capacity on our ships. Each passenger berth represents a bed that can be sold to customers for overnight accommodations on our cruises.

Through our marine business, we are a leading provider of marina design, manufacturing and construction services. We also offer marine operations, management and consulting services to marina owners. Our marine operations primarily consist of the operations of Bellingham Marine and Bellport Group.

The travel and events segment operates under the Ambassadors, LLC brand. We provide event services to corporations, associations and trade show companies. In addition, we develop, market and manage performance improvement programs utilizing travel incentives and merchandise awards designed to achieve specific corporate objectives, including achieving sales goals, improving productivity and attracting and retaining qualified employees. Our clients include Fortune 1000 companies, and other large and small businesses.

The insurance segment reinsures property and casualty risks written by licensed U.S. insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.

Recent Developments

In February 2007, we announced our signing of a definitive agreement to acquire Windstar Cruises, a luxury, small ship cruise line consisting of the three ships Wind Surf, Wind Spirit and Wind Star. The acquisition will be accomplished through our newly-formed, indirect wholly-owned subsidiary, Ambassadors International Cruise Group, LLC. As a result of this acquisition, our cruise segment will include international cruise operations. During 2007, we will operate three internationally flagged cruise ships under the Windstar brand, including the Wind Surf, Wind Star and Wind Spirit. Our internationally flagged cruise ships offer a total of 608 passenger berths.

Below is a ship summary of our internationally flagged cruise ships following our pending acquisition of Windstar Cruises:

Ship	Passenger Berths	In-Service Year	Itineraries
• Wind Surf	312	1989	International
• Wind Star	148	1986	International
• Wind Spirit	148	1987	International

Our strategy for our cruise segment is to become a leader in the luxury small ship cruise segment. A key part of our business strategy is making cruise acquisitions that we believe are complementary to our cruise business. We believe that by acquiring or developing strong brands in the luxury, small ship category we can become a global provider of vacation experiences to unique and desirable destinations. We intend to continue evaluating and considering acquisition opportunities that are complementary to our cruise operations.

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

Our businesses are seasonal. Historically, we have recognized the majority of our operating results in the first and second quarters of each fiscal year. As a result of our cruise related acquisitions and the size of our cruise operations in relation to our overall operations, we anticipate that beginning in 2006 the majority of our operating results will be recognized in the second and third quarters of each fiscal year, which coincides with our cruising season. Our annual results would be adversely affected if our revenue were to be substantially below seasonal norms during the second and third quarters of the year.

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

Passenger Ticket Revenue and Onboard and Other Cruise Revenues

Passenger ticket revenue is recorded net of applicable discounts. Passenger ticket revenue and related costs of revenue are recognized when the cruise is completed. We generally receive from our customers a partially refundable deposit within one week of booking a tour, with the balance typically remitted 60 days prior to the departure date. If customers cancel their trip, the nonrefundable portion of their deposit is recognized as revenue on the date of cancellation. Passenger revenue representing travel insurance purchased at the time of reservation is recognized upon the completion of the cruise or passenger cancellation, whichever is earlier and our obligation has been met. Onboard and other cruise revenue are comprised of beverage and souvenir sales and optional shore excursions are deferred and recognized as revenue when the cruise is completed.

Marine Revenue

We recognize revenue for marine and related services in accordance with the respective contracts. Revenues from fixed-price marine construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to our estimate of total cost for each contract. This method is used because we consider total cost to be the best available measure of progress on these contracts. Revenues from cost-plus contracts are recognized on the basis of costs incurred, plus the fee earned. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

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

We recognize shipyard related revenue upon the completion and delivery of services performed.

The asset, “Costs in excess of billings on construction contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs on construction contracts,” represents billings in excess of revenues recognized.

Travel, Incentive and Event Related

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

Revenue from hotel reservation, registration and related travel services is recognized when the convention operates. Revenue from the sale of merchandise is recognized when the merchandise is shipped, the service has been provided or when the redemption periods have expired. Revenue from pre-paid, certificate-based merchandise incentive programs is deferred until our obligations are fulfilled or upon management’s estimates (based upon historical trends) that it is remote that the certificate will be redeemed. These revenues are reported on a net basis, reflecting the net effect of gross billings to the client less any direct program or merchandise costs.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Cost of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. Major additions and betterments are capitalized. Our ships are capitalized and depreciated using the straight-line method over the expected useful life ranging up to 30 years, net of a residual value which generally is approximately 15%. Ship replacement parts are capitalized and depreciated upon being placed in service. Office and shop equipment is capitalized and depreciated using the straight-line method over the expected useful life of the equipment, ranging up to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the expected useful life of the improvement or the term of the related lease.

We perform reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations. Judgments and estimates made related to property and equipment are affected by factors such as economic conditions, changes in resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and our strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. We use a discounted cash flow model to estimate the fair market value of each of our reporting units and indefinite lived intangibles when performing our impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. We established reporting units based on our current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The majority of our intangible assets were assigned lives based on contract values associated with each intangible asset. We amortize our acquired intangible assets with definite lives over periods ranging from 5 to 20 years depending on the contract term where applicable.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs, commissions and other costs of acquiring insurance, that vary with and are primarily related to the production of new and renewal insurance. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. We consider anticipated investment income in determining the recoverability of these costs. At December 31, 2006, we believe our deferred policy acquisition costs are recoverable.

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

Reinsurance

In the normal course of our reinsurance business, we seek to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.

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

Using the Black-Scholes-Merton formula to estimate the fair value of stock based compensation requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, risk free interest rates, our dividend yield and the volatility of our common stock price over the expected term. Changes in the subjective assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related amount recognized on our consolidated statements of operations.

On November 10, 2005 the FASB issued FSP SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123R-3”). The Company has elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at the Company’s adoption of SFAS 123R. In addition, in accordance with SFAS 123R, SFAS 109 and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

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

We provide for income taxes based on our estimate of federal and state liabilities. Our estimates may include, among other items, effective rates for state and local income taxes, allowable tax credits, estimates related to depreciation and amortization expense allowable for tax purposes and the tax deductibility of certain other items.

Our estimates are based on the information available to us at the time that we prepare our income tax provision. We generally file our annual income tax returns several months after our year end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Tax contingency reserves result from our estimates of potential liabilities resulting from differences between actual and audited results. Changes in our tax contingency reserves may result from resolution of audits of prior year filings, the expiration of the statute of limitations, changes in tax laws and current year estimates for asserted and unasserted items. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. Significant changes in our estimates could adversely affect our reported results.

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. U.S. income taxes and foreign withholding taxes were not provided on undistributed earnings of foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. It is not practical to determine the amount of undistributed earnings or income tax payable in the event the Company repatriated all undistributed foreign earnings. However, if these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes and foreign withholding taxes, offset by an adjustment for foreign tax credits.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of adopting FIN No. 48 and its impact on its financial condition, results of operations and cash flows.

Results of Operations

The following table reflects certain income and expense items as a percentage of revenue.

	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Costs and operating expenses:
Cruise operating expenses	30.4	—	—
Cost of marine revenue	23.9	—	—
Selling and tour promotion	12.0	11.7	16.6
General and administrative	23.8	43.9	52.7
Depreciation and amortization	2.9	4.6	4.8
Loss and loss adjustment expenses	3.6	22.5	13.4
Insurance acquisition costs and other operating expenses	2.5	16.9	11.8
Impairment loss and lease exit costs	—	—	14.0

	99.1	99.5	113.3
Operating income (loss)	0.9	0.5	(13.3)
Other income	3.3	15.3	5.0

Income (loss) before income taxes	4.2	15.8	(8.3)
Provision for income taxes	0.3	4.1	2.0

Net income (loss)	3.9%	11.7%	(10.3)%

Business Segment Information

As of December 31, 2006, and for purposes of this report, we reported the following business segments: (i) cruise, (ii) marine, (iii) travel and events, (iv) insurance and (v) corporate and other. In January 2007, we realigned our business segments. In future periods, we will report the following business segments: (i) cruise, (ii) marine, (iii) travel and events and (iv) corporate and other, which will consist of general corporate assets (primarily cash and cash equivalents and investments), our insurance operations and other activities which are not directly related to our cruise, marine and travel and events operating segments.

As of December 31, 2005, we reported the following business segments: (i) Ambassadors, (ii) Cypress Re, and (iii) corporate and other. As of December 31, 2004, we reported the following business segments: (i) Ambassadors, (ii) Cypress Re, and (iii) corporate and other, which consists of general corporate assets (primarily cash and cash equivalents and investments) and the operations of BellPort Group. The financial information for the prior periods have been reclassified into the current year segment presentation.

Selected financial information related to these segments is as follows (in thousands):

	Cruise	Marine	Travel and Events	Insurance	Corporate and Other	Total
2006:
Revenues	$75,814	$46,614	$13,143	$8,848	$—	$144,419
Depreciation and amortization expense	3,355	554	283	—	32	4,224
Operating income (loss)	2,783	3,567	1,036	35	(6,155)	1,266
Interest and dividend income	364	—	560	887	2,012	3,823
Interest expense	(3,349)	(151)	—	—	—	(3,500)
Equity in net income and management fees received from investments accounted for by the equity method	—	(246)	264	—	—	18
Provision (benefit) for income taxes	99	1,330	(242)	318	(1,162)	343
Capital expenditures for property, equipment and intangible assets	3,109	293	427	—	4	3,833

	Cruise	Marine	Travel and Events	Insurance	Corporate and Other	Total
Goodwill	—	2,906	6,275	—	—	9,181
Other intangibles	—	3,409	—	—	—	3,409
Total assets	126,521	50,500	15,189	21,745	41,965	255,920

2005:
Revenues	$—	$758	$14,726	$11,456	$—	$26,940
Depreciation and amortization expense	—	206	997	—	29	1,232
Operating income (loss)	—	(61)	2,550	842	(3,207)	124
Interest and dividend income	—	—	389	579	2,085	3,053
Interest expense	—	(5)	—	—	—	(5)
Equity in net income and management fees received from investments accounted for by the equity method	—	(113)	1,162	—	—	1,049
Provision (benefit) for income taxes	—	(72)	1,501	476	(794)	1,111
Capital expenditures for property, equipment and intangible assets	—	4,392	106	—	42	4,540
Goodwill	—	2,721	6,275	—	—	8,996
Other intangibles	—	—	—	—	1,325	1,325
Total assets	—	5,947	13,625	28,094	87,117	134,783

2004:
Revenues	$—	$—	$13,134	$5,602	$—	$18,736
Depreciation and amortization expense	—	—	853	—	37	890
Impairment loss and lease exit costs	—	—	2,627	—	—	2,627
Operating income (loss)	—	—	(1,030)	877	(2,348)	(2,501)
Interest and dividend income	—	—	155	232	1,125	1,512
Other-than-temporary decline in available-for-sale securities	—	—	—	—	942	942
Equity in net income and management fees received from investments accounted for by the equity method	—	—	291	—	4	295
Provision (benefit) for income taxes	—	—	(224)	365	229	370
Capital expenditures for property, equipment and intangible assets	—	—	428	—	7	435
Goodwill	—	—	6,275	—	—	6,275
Total assets	—	—	13,874	24,783	91,004	129,661

Comparison of Results for the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Revenue

Total revenue for 2006 was $144.4 million, compared to $26.9 million in 2005. The increase in revenue resulted from the addition of revenue from our cruise segment, which began operations on January 13, 2006, and an increase in revenue from our marine segment. In 2006, our cruise segment revenue was $75.8 million. Revenue from our marine revenue increased $45.9 million in 2006 compared to 2005 primarily due to the addition of our Bellingham Marine operation which commenced on July 21, 2006. Revenue from our shipyard operations, which began on April 1, 2006, also contributed to the increase in marine revenue. These increases were partially offset by lower travel, incentive and event related revenue of $1.6 million due to a decrease in the total number and overall size of events operated by us during 2006, and lower net insurance premiums earned of $2.6 million from our insurance segment due to a decrease in premiums earned on existing insurance programs.

We expect cruise related revenues to increase substantially in 2007 as a result of both our pending acquisition of Windstar Cruises as well as the use of our full seven-vessel Majestic America Line fleet . During 2006, we only operated four of our seven ships, but anticipate operating all seven for periods of time during 2007. We also expect that in future periods the primary source of revenue from our marine segment will be attributable to the operations of Bellingham Marine of which only five months of operations were reflected during 2006 as we acquired Bellingham Marine on July 21, 2006.

As of December 31, 2006, we had a backlog of $72.4 million for marina projects under construction in 2006, which we currently anticipate to be completed within 2007. Our backlog represents an estimate of the remaining future gross revenue from existing signed contracts and contracts which have been awarded with a defined scope of work and contract value and on which we have begun work with verbal client approval. We do not believe that our backlog is fully indicative of the amount of potential future revenue that we may achieve due to the short-term nature of the contracts under which we generally provide our services compared to the long-term nature of the projects and since our backlog is dependent upon the completion of numerous individual projects which are subject to certain factors that can alter the ultimate timing, completion and amount of backlog recognition.

Cruise Operating Expenses

Cruise operating expenses were $43.9 million for 2006, representing direct expenses incurred with owning and operating the American West and Delta Queen cruise ships acquired in January 2006 and April 2006, respectively. There was no cruise activity in 2005.

We expect cruise operating expenses to increase significantly in 2007 as a result of both our pending acquisition of Windstar Cruises as well as the use of our full seven-vessel Majestic America Line fleet. During 2006, we only operated four of our seven ships, but anticipate operating all seven for periods of time during 2007.

Cost of Marine Revenue

Cost of marine revenue was $34.5 million for 2006, representing direct expenses incurred with our Bellingham Marine operations which commenced on July 21, 2006 and our shipyard operations which began on April 1, 2006. There was no comparable marine activity in 2005 which recognized cost of marine revenue. We expect marine operating expenses to increase significantly in 2007 as a result of a full year of our Bellingham Marine operations.

Selling and Tour Promotion

Selling and tour promotion expenses were $17.4 million in 2006, compared to $3.1 million in 2005. The increase is due to the additional selling and marketing expenses incurred by our cruise segment which began operations in January 2006.

We expect selling and tour promotion expenses to increase significantly in 2007 as a result of our pending acquisition of Windstar Cruises and a full year of operations of our seven cruise ships acquired in 2006. In late 2006 we launched the Majestic America Line brand. We anticipate expanding our promotion of this brand in 2007 as well as increasing our advertising expenses to promote our full fleet of ships operating in 2007.

General and Administrative Expenses

General and administrative expenses were $34.3 million in 2006, compared to $11.8 million in 2005. The increase is due to the general and administrative expenses incurred by the cruise and marine segments based on the inclusion of additional expenses resulting from the businesses acquired within these two segments in 2006.

We expect general and administrative expenses to increase significantly in 2007 as a result of our pending acquisition of Windstar Cruises, and a full year of operations in our new cruise and marine segments following the series of acquisitions completed in these segments throughout 2006.

Depreciation and Amortization

Depreciation and amortization expenses were $4.2 million in 2006, compared to $1.2 million in 2005. The increase is related to the additional depreciation expensed during in 2006 due to the property and equipment, predominantly consisting of cruise ships, acquired as a result of the acquisitions completed during 2006.

We expect depreciation expense to increase significantly in 2007 as a result of our pending acquisition of Windstar Cruises as well as a full year of recognizing depreciation associated with our Majestic America Line fleet acquired at various times during 2006.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses decreased to $5.2 million in 2006 from $6.1 million in 2005. The decrease is related to the decrease in net insurance premiums earned in 2006 compared to 2005. We do not anticipate these costs to increase in 2007 as a result of not entering into any new agreements in 2006.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses decreased to $3.6 million in 2006 from $4.6 million in 2005. The decrease is related to the decrease in net insurance premiums earned in 2006 compared to 2005. We do not anticipate these costs to increase in 2007 as a result of not entering into any new agreements in 2006.

Operating Income

We reported operating income of $1.3 million in 2006, compared to $0.1 million in 2005. The change in operating income is the result of changes described above.

Other Income

Other income increased to $4.7 million in 2006 from $4.1 million in 2005. Other income during 2006 consisted primarily of $3.5 million of interest expense related to long-term debt assumed in our cruise and marine acquisitions consummated during 2006, $3.8 million of interest and dividend income, $1.1 million of realized gains on available-for-sale securities, $2.8 million in exchange for a non-compete agreement extension upon dissolution of a minority investment and $0.5 million from insurance proceeds from our claim related to the grounding of the Empress of the North which occurred in March 2006. Other income during 2005 consisted primarily of $3.0 million in interest and dividend income generated by investments in cash, cash equivalents, and available-for-sale securities and $1.0 million resulting from income and service fees earned on minority investments.

We expect interest expense to increase significantly in 2007 as a result of our pending acquisition of Windstar Cruises and the assumption of $60 million in seller financing anticipated in this transaction. Interest expense in 2007 will also increase due to a full year of operations and related debt payments associated with our Bellingham Marine operations and the debt assumed in our acquisitions of cruise ships from Delta Queen and American West.

Income Taxes

We recorded income tax expense of $0.3 million for 2006 compared to $1.1 million for 2005. Our reported effective annual tax rate for fiscal year 2006 was 5.8%. The decrease in the rate is due to the reversal of the valuation allowance on our deferred tax assets of approximately $2.1 million. Our reported effective annual tax rate for fiscal year 2005 was 26.1%. This rate was primarily impacted by the relief of certain state tax reserves established in 2000 combined with the adjustment of our federal rate to 34%. In 2005, we also reduced our deferred tax asset valuation allowance by approximately $0.9 million. As a result of our improved pretax income during 2005 and the expiration of certain state statutes of limitation, management concluded that it was appropriate to relieve these amounts.

Net Income

Net income was $5.6 million in 2006 compared to $3.1 million in 2005. The change between the two years was the result of changes described above.

Comparison of Results for the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Revenues

Total revenues for the year ended December 31, 2005 were $26.9 million, compared to $18.7 million for the year ended December 31, 2004, primary attributable to increased revenues from our Cypress Re segment. Travel, incentive and event related revenue increased to $14.7 million in 2005 from $13.1 million in 2004. The increase was a result of an overall increase in program size due to corporate clients qualifying more incentive winners and operating more events.

Net insurance premiums increased to $11.5 million in 2005 from $5.6 million in 2004. The increase was a result of increased premiums earned from additional insurance programs that were added in the second half of 2004 and the first half of 2005.

Selling and Tour Promotion

Selling and tour promotion expenses were $3.1 million in 2005, and were relatively consistent with 2004. Selling and tour promotion expenses decreased to 22.0% of travel, incentive and event related revenue in 2005 from 24.5% in 2004. The decrease as a percentage of revenue is due to a reduction in personnel and other costs directly associated with selling and tour promotion in 2005 as compared to 2004.

General and Administrative

General and administrative expenses increased to $11.8 million in 2005 from $9.9 million in 2004. The increase was predominately due to personnel and related overhead expenses associated with operating additional travel, incentive and event related programs in 2005 versus 2004 combined with increased professional services, travel and amortization expenses. General and administrative expenses decreased to 43.9% of total revenue in 2005 from 52.7% in 2004. The decrease as a percentage of revenue is due to the revenues increasing at a greater rate than the expenses, thus absorbing the additional overhead expenses incurred in 2005.

Depreciation and Amortization

Depreciation and amortization expenses were $1.2 million in 2005, compared to $0.9 million in 2004. The decrease is related to more assets becoming fully depreciated in 2005 than increased in purchases during the year.

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

Impairment Loss and Lease Exit Costs

In the fourth quarter of 2004, we performed an impairment test on the Incentive Travel goodwill and intangible asset (license) and concluded that due to declining operating results, including a significant decrease in projected revenues and other contributing factors of the investee, the assets were impaired. As a result of the impairment, we recorded a charge of $0.5 million to write off the entire goodwill balance and $2.1 million to write off the unamortized balance of the intangible asset. No similar charge was recorded in 2005.

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

Liquidity and Capital Resources

Net cash (used in) provided by operations for the years ended December 31, 2006, 2005 and 2004, was ($1.0) million, $4.1 million and $0.5 million, respectively. The decrease in cash flows from operations in 2006 compared to 2005 is due to the timing differences in the collection of current assets and the payment of current liabilities partially offset by the increase in net income and increase in depreciation and amortization. The increase in cash flows from operations in 2005 compared to 2004 is due to the timing differences in the collection of current assets and the payment of current liabilities combined with the increase in net income, which were partially offset by the effects of the non-cash charges recorded in 2004 related to the impairment loss of ITI and the other-than-temporary loss on a marketable equity security.

Net cash provided by (used in) investing activities for the years ended December 31, 2006, 2005 and 2004 was $0.7 million, ($21.6) million and $1.6 million, respectively. The cash provided by investing activities for 2006 was due to timing differences in reinvesting in available-for-sale securities and cash paid for the acquisitions within the cruise and marine segments. The cash used in investing activities for 2005 was due to timing differences in reinvesting in available-for-sale securities and cash paid for the acquisition of BellPort Group. The cash provided by investing activities for 2004 was due to proceeds from securities in excess of purchases and purchases of investments.

In 2007, we will incur significant capital expenditures and cost for improvements to and maintenance of our ships. We do not have any material commitments of capital expenditures in our marine, travel and events or insurance businesses in 2007.

The terms of our acquisition of Bluedot Software included minimum contingent consideration of $100,000 in 2003 and $60,000 in 2004. As of December 31, 2004, we paid $160,000, satisfying our minimum payments for 2003 and 2004. The terms of our investment in ITI included contingent payments due in March 2005 based upon fiscal year 2004 income. In 2005, we paid approximately $497,000 based upon 2004 and 2005 income. In 2006, we paid approximately $466,000 based upon 2005 income. As of December 31, 2006, we had no additional contingent consideration obligations related to ITI.

On February 1, 2005, we acquired 100% of the outstanding stock of BellPort Group. BellPort Group, located in Newport Beach, California, is a marine company operating facilities in both the United States and Mexico. The BellPort Group acquisition was completed for consideration of $1,280,000 in cash and the issuance of 184,717 shares of our common stock. In addition to the cash and stock consideration, we assumed a credit facility of approximately $1,568,000, which we paid off in full on February 11, 2005. In connection with the acquisition, we were granted a twelve month option to purchase a 34% interest in BellPort Japan, a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. Subsequent to year end, we acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc. for $250,000 and extended its license agreement with BellPort Japan through 2010. Pursuant to the license agreement, we receive license fees of 0.5% of revenue generated using the BellPort brand in Japan.

On January 13, 2006, we acquired American West. Under the terms of the agreement, we acquired the membership interests of American West for one dollar, repaid debt of approximately $4.3 million and assumed approximately $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the U.S. Maritime Administration. In addition, the transaction consideration consisted of 250,000 shares of our restricted common stock, which is subject to forfeiture to us if certain future financial targets are not met during the four years following the close of the transaction.

On April 25, 2006, we acquired the cruise-related assets and liabilities of Delta Queen for $2.75 million in cash, the assumption of approximately $9 million of passenger deposits and the assumption of approximately $35.0 million of fixed-rate, 6.50% debt payable through 2020 and guaranteed by the U.S. Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of our common stock to be granted to Delta Queen if certain future financial targets are met in any of the three years following the close of the transaction.

On February 13, 2006, we purchased certain assets related to the Newport Harbor Shipyard for $545,000. Concurrent with the asset purchase, BellPort Group entered into a long term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011.

On April 25, 2006, we acquired the $9.0 million first preferred ship mortgage on a ship, the 150-passenger Columbia Queen, from the U.S. Maritime Administration for $5.0 million. In August 2006, we acquired the $5.0 million second preferred ship mortgage on the Columbia Queen, from the mortgage holder for $3.5 million. On October 13, 2006, we purchased the Columbia Queen during a foreclosure auction for additional consideration of $1,000 and now own the ship outright and plan to operate her in 2007.

On June 12, 2006, we acquired the 48-passenger Executive Explorer for $2.5 million from the U.S. Federal Marshal. We renamed the ship Contessa and plan to operate her in 2007.

In July 2006, we formed Ambassadors Marine Group, LLC, which became the parent company to BellPort Group. On July 21, 2006, we acquired Bellingham Marine through the acquisition of 100% of the outstanding stock of Nishida Tekko America Corporation from its parent company, Nishida Tekko Corporation. Concurrent with the acquisition, Ambassadors Marine Group acquired 49% of the outstanding stock of Bellingham Marine in satisfaction of certain debt obligations. As a result of this stock purchase, we hold our ownership of Bellingham Marine through two wholly-owned subsidiaries, Ambassadors Marine Group, with its 49% interest, and Nishida Tekko America Corporation, with the remaining 51% ownership interest. In addition, Ambassadors Marine Group and Nishida Tekko Corporation entered into an option agreement pursuant to which Nishida Tekko Corporation was granted a five year option to acquire 49% of the outstanding stock of Nishida Tekko America Corporation for $3.4 million plus 7% simple interest. The effect of the option exercise would give Nishida Tekko Corporation an approximate 25% interest in Bellingham Marine.

Net cash used in financing activities during 2006 totaled $9.2 million and primarily relates to $0.40 per share cash dividends paid to common stockholders and payments made on debt assumed in conjunction with our 2006 acquisitions. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period. Net cash used in financing activities during 2005 totaled $4.2 million and primarily relates to $0.40 per share cash dividends paid to common stockholders and the repayment of all debt assumed in conjunction with the BellPort Group acquisition. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period. Net cash used in financing activities during 2004 totaled $6.2 million and primarily relates to $0.40 per share cash dividends paid to common stockholders in 2004 and the purchase and retirement of 300,000 shares of our common stock. These uses of cash were partially offset by the proceeds received from the exercise of stock options.

On September 2, 2003, our Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The following dividends have been declared in 2006, 2005 and 2004 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
2006:
February 20, 2006	March 2, 2006	$1,050
May 22, 2006	June 1, 2006	1,065
August 16, 2006	August 31, 2006	1,072
November 14, 2006	November 28, 2006	1,085

2005:
February 28, 2005	March 15, 2005	$1,016
May 31, 2005	June 15, 2005	1,034
August 25, 2005	September 8, 2005	1,042
November 18, 2005	December 2, 2005	1,042

2004:
March 9, 2004	March 23, 2004	$1,000
June 1, 2004	June 16, 2004	974
August 30, 2004	September 14, 2004	987
November 30, 2004	December 15, 2004	996

We and our Board of Directors intend to continually review our dividend policy to ensure compliance with capital requirements, regulatory limitations, our financial position and other conditions which may affect our desire or ability to pay dividends in the future.

In the ordinary course of business we may from time to time be required to enter into letters of credit related for our insurance operations and travel related programs with airlines, travel providers and travel reporting agencies. As of December 31, 2006, we have issued approximately $10,241,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2007. As of December 31, 2006, we have issued approximately $889,000 in letters of credit related to cruise business operations which expire in 2007. As of December 31, 2006, we have issued approximately $145,000 in letters of credit related to travel and event business operations which expire at various dates through 2007. We have a $20 million line of credit to support the outstanding letters of credit. Pursuant to the line of credit, we are subject to certain covenants, which include, among other things, a requirement for debt to worth ratio and unencumbered liquid assets. As of December 31, 2006, we were in compliance with these covenants.

Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 10% of loss and loss adjustment expense reserves, whichever is greater. As of December 31, 2006, Cypress Re has $4.1 million of contributed capital from us which is in excess of the required statutory capital and surplus of $1.3 million.

In November 1998, our Board of Directors authorized the repurchase of our common stock in the open market or through private transactions up to $20.0 million. In August 2006, the Board of Directors authorized an additional $10.0 million for the repurchase of our common stock in the open market or through private transactions, providing for an aggregate of $30.0 million. In 2005 and 2006 we made no share repurchases. We do not believe that any future repurchases will have a significant impact on our liquidity.

In 2007, we formed a new subsidiary, Ambassadors International Cruise Group, LLC. On or about April 2, 2007, through Ambassadors International Cruise Group, LLC, we plan to consummate our acquisition of Windstar Cruises. Windstar Cruises, a luxury, small ship cruise line consisting of the three ships Wind Surf, Wind Spirit and Wind Star. As a result of this acquisition, the cruise segment will include international cruise operations. These internationally flagged cruise ships offer a total of 608 passenger berths.

We believe that cash, cash equivalents, available-for-sale securities and cash flows from operations will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. We continue to pursue further acquisitions of businesses that are complementary to our operations, although no assurance can be given that definitive agreements for any acquisition will be entered into or, if they are entered into, that any acquisition will be consummated on terms favorable to us. We could use the cash and financing sources discussed herein, or financing sources that subsequently become available to us, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. For example, as discussed herein, we anticipate that our results of operations will change significantly as a result of our acquisition of American West, the cruise related assets of Delta Queen, Bellingham Marine and Windstar Cruises. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position as of December 31, 2006:

	Payments Due by Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long term debt obligations	$100,564	$8,402	$16,522	$16,239	$59,401
Operating leases	5,960	2,150	3,122	688	—

Total contractual cash obligations	$106,524	$10,552	$19,644	$16,927	$59,401

Off-Balance Sheet Transactions

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that will have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Such risks and uncertainties include, among others:

•	our ability to effectively and efficiently operate our cruise operations;
•	customer cancellation rates;
•	competitive conditions in the industries in which we operate;
•	marketing expenses;
•	extreme weather conditions;
•	timing of and costs related to acquisitions;
•	the impact of new laws and regulations affecting our business;
•	negative incidents involving cruise ships, including those involving the health and safety of passengers;
•	cruise ship maintenance problems;
•	reduced consumer demand for vacations and cruise vacations;
•	changes in fuel, food, payroll, insurance and security costs;
•	the availability of raw materials;
•	our ability to enter into profitable marina construction contracts;
•	changes in relationships with certain travel providers;
•	changes in vacation industry capacity;
•	the mix of programs and events, program destinations and event locations;
•	the introduction and acceptance of new programs and program and event enhancements by us and our competitors;
•	other economic factors and other considerations affecting the travel industry;

•	changes in U.S. maritime tax laws;
•	potential claims related to our reinsurance business;
•	the potentially volatile nature of the reinsurance business; and
•	other factors discussed in this Annual Report on Form 10-K.

A more complete discussion of these risks and uncertainties, as well as other factors, may be identified from time to time in our filings with the Securities and Exchange Commission, including elsewhere in this Annual Report on Form 10-K, or in our press releases. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to changes in financial market conditions in the normal course of business attributable to changes in interest rates on our investment portfolio, foreign currency exchange rates and fuel prices. Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and equity prices. We do not use derivative financial instruments.

Interest Rate Risk

Our available-for-sale securities included debt securities of $37.8 million at December 31, 2006 and are subject to market risk. The potential change in the fair value of these investments, assuming a 50 basis point increase in interest rates relating to the debt securities would be approximately $94,000.

The following table represents principal cash flows from available-for-sale debt securities outstanding as of December 31, 2006 by contractual maturity date, and the relative fair value and average interest rate (amounts in thousands, except interest rates):

	December 31, 2006		Expected Maturity Date Year Ending December 31,
	Cost	Fair Value	2007	2008
Debt securities:
U.S. government and agency obligations	$17,330	$17,278	$7,723	$9,555
Corporate bonds	18,643	18,598	4,879	13,719
State and political subdivisions	1,278	1,269	1,269	—

	37,251	37,145	13,871	23,274
Interest receivable	662	662	516	146

Total debt securities	$37,913	$37,807	$14,387	$23,420

Interest rate on debt securities		4.68%	4.37%	6.94%

Foreign Currency Exchange Risk

Our foreign currency exchange risk relates to the marina construction operations which are transacted outside of the U.S. Foreign currency is transacted in the local currency of the country in which we have construction contracts. We do not believe that at 10% strengthening of the foreign currencies in which we operate would have a material impact on our operations.

As the cruise segment expands into international operations upon our consummation of our pending Windstar Cruises acquisition in April 2007, our foreign currency exchange risk exposure will increase. At this time we are not able to quantify combined exposures within the cruise and marine segments subsequent to the Windstar Cruises acquisition.

Fuel Price Risk

Our fuel price risk primarily relates to our cruise segment and the direct consumption of fuel on our ships. Fuel cost as a percentage of our total passenger ticket revenue was approximately 8.1% for the year ended December 31, 2006. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2006 would increase our 2007 fuel cost by approximately $1.1 million.

Our exposure to fuel price risk will increase subsequent to our consummation of our pending Windstar Cruises acquisition in April 2007. At this time we are not able to quantify the exposure related to fuel price risk subsequent to the Windstar Cruises acquisition.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements are listed in Item 15, “Exhibits, Financial Statement Schedules” and are included herein on pages 46 through 79.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. However, in connection with the completion of its audit of, and issuance of an unqualified report on the Company’s financial statements for the year ended December 31, 2006, Ernst and Young LLP, advised the Company that deficiencies in the Company’s internal control over financial reporting existed at certain private companies that were acquired by us during 2006. These deficiencies could rise to the level of one or more material weaknesses once the evaluation of these controls has been completed. Management acknowledged these deficiencies and has implemented, or is implementing, a number of measures to remedy the deficiencies. Management believes the new controls and procedures address the deficiencies identified by Ernst & Young LLP. The evaluation of these controls is expected to be completed subsequent to the date of this report and will be included in management’s report on internal control over financial reporting for the year ended December 31, 2007. The Company plans to continue to monitor the effectiveness of its controls and procedures on an ongoing basis and will take further action, as appropriate.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting excludes the internal control over financial reporting of Ambassadors Cruise Group, LLC and Ambassadors Marine Group, LLC, businesses which were formed and acquired during 2006 as described in “Note 2 to the Consolidated Financial Statements – Business Acquisitions and Investments.” The cruise and marine segments contributed approximately 52% and 32%, respectively, of our total revenues for the year ended December 31, 2006 and approximately 49% and 20%, respectively, of our total assets as of December 31, 2006. Based on that evaluation, excluding the cruise and marine segments, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ambassadors International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ambassadors International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ambassadors International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ambassadors Cruise Group, LLC and Ambassadors Marine Group, LLC, which is included in the 2006 consolidated financial statements of Ambassadors International, Inc. and constituted $177,021,000 and $32,034,000 of total and net assets, respectively, as of December 31, 2006 and $122,428,00 and $1,980,000 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Ambassadors International, Inc. also did not include an evaluation of the internal control over financial reporting of Ambassadors Cruise Group, LLC and Ambassadors Marine Group, LLC.

In our opinion, management’s assessment that Ambassadors International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ambassadors International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambassadors International, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Ambassadors International, Inc. and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

March 15, 2007

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information is incorporated by reference from our 2007 definitive proxy statement to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2006 (the “Proxy Statement”).

Item 11. Executive Compensation

The information is incorporated by reference from our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information is incorporated by reference from our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information is incorporated by reference from our Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information is incorporated by reference from our Proxy Statement.

PART IV

Item 15. Exhibit, Financial Statement Schedules

The following documents are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ambassadors International, Inc.

We have audited the accompanying consolidated balance sheets of Ambassadors International, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassadors International, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Ambassadors International, Inc. changed its method of accounting Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ambassadors International, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

March 15, 2007

Ambassadors International, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$8,246	$17,716
Restricted cash	11,127	—
Available-for-sale securities	37,807	77,415
Accounts and other receivables, net of allowance of $918 and $17 in 2006 and 2005, respectively	25,077	2,976
Costs in excess of billings on construction contracts	7,061	—
Premiums receivable	14,549	14,135
Deferred policy acquisition costs	330	1,668
Reinsurance recoverable	2,152	1,257
Prepaid reinsurance premiums	252	1,095
Inventory	3,383	—
Deferred income taxes	1,606	414
Prepaid costs and other current assets	9,018	2,524

Total current assets	120,608	119,200
Property and equipment, net	118,630	595
Goodwill	9,181	8,996
Other intangibles	3,409	1,325
Deferred income taxes	297	2,444
Other assets	3,795	2,223

Total assets	$255,920	$134,783

Liabilities:
Current liabilities:
Accounts payable	$18,270	$2,453
Passenger and participant deposits	17,622	6,124
Accrued and other expenses	10,656	2,024
Billings in excess of costs on construction contracts	4,334	—
Loss and loss adjustment expense reserves	11,826	9,021
Unearned premiums	1,220	5,779
Deferred gain on retroactive reinsurance	19	151
Current portion of long term debt	4,417	—

Total current liabilities	68,364	25,552
Long term passenger and participant deposits	40	5
Long term debt, net of current portion	71,779	—

Total liabilities	140,183	25,557

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 10,838,179 and 10,515,273 shares issued and outstanding in 2006 and 2005, respectively	107	105
Additional paid-in capital	97,050	94,957
Retained earnings	17,877	16,522
Deferred compensation	—	(1,856)
Accumulated other comprehensive gain (loss)	703	(502)

Total stockholders’ equity	115,737	109,226

Total liabilities and stockholders’ equity	$255,920	$134,783

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Passenger ticket revenue	$66,767	$—	$—
Onboard and other cruise revenue	9,047	—	—
Marine revenue	46,614	758	—
Travel, incentive and event related	13,143	14,726	13,134
Net insurance premiums earned	8,848	11,456	5,602

	144,419	26,940	18,736

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	12,016	—	—
Passenger expenses	6,851	—	—
Materials and services	18,326	—	—
Repairs and maintenance	2,199	—	—
Other cruise operating expenses	4,463	—	—

	43,855	—	—
Cost of marine revenue	34,516	—	—
Selling and tour promotion	17,423	3,144	3,117
General and administrative	34,322	11,826	9,878
Depreciation and amortization	4,224	1,232	890
Loss and loss adjustment expenses	5,249	6,051	2,514
Insurance acquisition costs and other operating expenses	3,564	4,563	2,211
Impairment loss	—	—	2,627

	143,153	26,816	21,237

Operating income (loss)	1,266	124	(2,501)

Other income:
Interest and dividend income	3,823	3,053	1,512
Realized gain on sale of available-for-sale securities	1,085	34	45
Interest expense	(3,500)	(5)	—
Other-than-temporary decline in available-for-sale securities	—	—	(942)
Other, net (Note 9)	3,296	1,047	319

	4,704	4,129	934

Income (loss) before income taxes	5,970	4,253	(1,567)
Provision for income taxes	343	1,111	370

Net income (loss)	$5,627	$3,142	$(1,937)

Earnings (loss) per share:
Basic	$0.53	$0.30	$(0.20)

Diluted	$0.49	$0.30	$(0.20)

Weighted-average common shares outstanding:
Basic	10,668	10,321	9,868

Diluted	11,445	10,597	9,868

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2003	9,969,875	$100	$89,450	$23,408	$—	$(268)	$112,690

Comprehensive income (loss):
Net loss	—	—	—	(1,937)	—	—	(1,937)
Other comprehensive income:
Marketable securities, net of tax benefit of $304	—	—	—	—	—	101	101

Comprehensive loss							(1,836)
Stock options exercised	207,047	2	1,381	—	—	—	1,383
Issuance of restricted stock	98,000	1	1,232	—	(1,233)	—	—
Amortization of deferred compensation	—	—	—	—	34	—	34
Stock purchased and retired	(300,000)	(3)	(3,672)	—	—	—	(3,675)
Tax benefit associated with stock grants and exercise of stock options	—	—	187	—	—	—	187
Dividends ($0.40 per share)	—	—	—	(3,957)	—	—	(3,957)

Balance at December 31, 2004	9,974,922	100	88,578	17,514	(1,199)	(167)	104,826

Comprehensive income (loss):
Net income	—	—	—	3,142	—	—	3,142
Other comprehensive loss:
Marketable securities, net of tax benefit of $191	—	—	—	—	—	(335)	(335)

Comprehensive income							2,807
Stock options exercised	275,634	2	1,476	—	—	—	1,478
Issuance of restricted stock	80,000	1	1,068	—	(1,069)	—	—
Amortization of deferred compensation	—	—	—	—	412	—	412
Issuance of common stock	184,717	2	2,718	—	—	—	2,720
Tax benefit associated with stock grants and exercise of stock options	—	—	1,117	—	—	—	1,117
Dividends ($0.40 per share)	—	—	—	(4,134)	—	—	(4,134)

Balance at December 31, 2005	10,515,273	105	94,957	16,522	(1,856)	(502)	109,226

Comprehensive income (loss):
Net income	—	—	—	5,627	—	—	5,627
Other comprehensive loss:
Foreign currency translation, net of tax benefit of $310	—	—	—	—	—	768	768
Marketable securities, net of tax benefit of $271	—	—	—	—	—	437	437

Comprehensive income							6,832
Stock options exercised	265,906	3	2,271	—	—	—	2,274
Issuance of restricted stock	69,000	—	—	—	—	—	—
Reclassification upon adoption of SFAS No. 123(R)	—	(1)	(1,855)	—	1,856	—	—
Cancellation of restricted stock	(12,000)	—	(55)	—	—	—	(55)
Amortization of stock options and restricted stock expense	—	—	1,732	—	—	—	1,732
Dividends ($0.40 per share)	—	—	—	(4,272)	—	—	(4,272)

Balance at December 31, 2006	10,838,179	$107	$97,050	$17,877	$—	$703	$115,737

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,627	$3,142	$(1,937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,224	1,232	890
Foreign currency translation	972	—	—
Undistributed earnings from equity investments	(358)	187	84
Amortization of deferred compensation	1,677	412	34
Deferred income tax provision	395	146	—
Gain on sale of available-for-sale securities	(1,085)	—	—
Impairment loss and lease exit costs	—	—	2,627
Other-than-temporary loss on marketable equity security	—	—	942
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts and other receivables	(6,195)	1,162	(1,996)
Costs in excess of billings on construction contracts	448	—	—
Premiums receivable	(414)	(4,095)	(9,710)
Deferred policy acquisition costs	1,338	90	(1,758)
Reinsurance recoverable	(895)	340	(1,597)
Prepaid insurance premiums	843	112	(1,207)
Inventory	(1,181)	—	—
Prepaid costs and other current assets	(1,545)	293	551
Other assets	(387)	(503)	614
Accounts payable and accrued and other expenses	6,435	896	1,103
Passenger and participant deposits	(6,943)	(1,072)	(1,169)
Billings in excess of costs on construction contracts	(2,025)	—	—
Loss and loss adjustment expense reserves	2,805	2,887	6,134
Unearned premiums	(4,559)	(630)	6,409
Deferred gain on retroactive reinsurance	(132)	(371)	522
Other liabilities	—	(114)	(65)

Net cash (used in) provided by operating activities	(955)	4,114	471

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	61,177	54,831	98,492
Purchase of available-for-sale securities	(20,525)	(74,331)	(96,013)
Restricted cash	(9,600)	—	—
Purchase of other investments	(696)	(497)	(627)
Cash paid for acquisitions of subsidiaries, net of cash received	(27,085)	(1,485)	(60)
Purchase of property and equipment	(2,636)	(150)	(149)

Net cash provided by (used in) investing activities	678	(21,632)	1,643

Cash flows from financing activities:
Proceeds from exercise of stock options	2,274	1,478	1,383
Dividends paid on common stock	(4,272)	(4,134)	(3,957)
Purchase and retirement of common stock	—	—	(3,675)
Payment of long term debt	(6,443)	(1,584)	—
Restricted cash	(752)	—	—

Net cash used in financing activities	(9,193)	(4,240)	(6,249)

Net decrease in cash and cash equivalents	(9,470)	(21,758)	(4,135)
Cash and cash equivalents, beginning of year	17,716	39,474	43,609

Cash and cash equivalents, end of year	$8,246	$17,716	$39,474

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,541	$—	$—
Cash paid for income taxes	994	899	519
See Notes 1 and 2 for non-cash investing and financing activities.

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Company and Summary of Significant Accounting Policies

The Company

Ambassadors International, Inc. (the “Company”) was founded in 1967 as a travel services company incorporated in Washington and reincorporated in Delaware in 1995. The Company operates through four wholly owned subsidiaries: (i) Ambassadors, LLC (“Ambassadors”) which commenced operations in 1996, (ii) Cypress Reinsurance, Ltd (“Cypress Re”) which commenced operations in 2004, (iii) Ambassadors Marine Group, LLC (“AMG”) which was formed in 2006 and (iv) Ambassadors Cruise Group, LLC (“ACG”) which commenced operations in 2006.

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

As of December 31, 2006, the following further describes the operations of the Company’s business segments:

•

Cruise — Operates Majestic America Line which consists of two North American river and coastal cruise companies, American West Steamboat Company (“American West”) and DQSC Operations, LLC (“Delta Queen”). ACG acquired American West on January 13, 2006 and the cruise-related assets of Delta Queen Steamboat Company, Inc. on April 25, 2006. American West operates a two-ship fleet which includes the 223-passenger Empress of the North and the 142-passenger Queen of the West. American West offers cruises through Alaska’s Inside Passage and on the Columbia and Snake rivers. Each cruise offers an onboard historian/naturalist and in-depth shore excursions to enhance our passengers’ understanding of the wildlife, history and cultures of the Pacific Northwest. Delta Queen operates historical cruises on many of America’s best known rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas rivers, with stops at many of America’s most historic cities, battle grounds and estates. Delta Queen is America’s oldest cruise line with its history dating back to 1890. Delta Queen operates a three-ship fleet which includes the 436-passenger American Queen®, the 412-passenger Mississippi Queen® and the 176-passenger Delta Queen®. The American Queen® was not in operation for the 2006 cruise season. On June 12, 2006, ACG acquired the 48-passenger Executive Explorer, renamed Contessa, and on October 13, 2006, ACG acquired the 150-passenger Columbia Queen. The Company anticipates operating all seven ships in the 2007 cruise season under the Majestic America Line.

•

Marine — Includes marina design, management and development. This segment also includes shipyard operations, marina consulting and marina construction services. On July 21, 2006, the Company acquired Bellingham Marine, a marina design and construction company which operates throughout the world.

•

Travel and Events — Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting services. Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. Develops, markets and distributes event portfolio management technology solutions for corporations and large associations.

•

Insurance — Reinsures property and casualty risks written by licensed U.S. insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

•	Corporate and Other — Consists of general corporate assets (primarily cash and cash equivalents and investments) and other activities which are not directly related to our operating segments.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. The equity method of accounting is used for investment ownership ranging from 20 percent to 50 percent where the Company is deemed to have significant influence. Investment ownership of less than 20 percent is accounted for using the cost method. Certain reclassifications have been made to amounts in 2005 and 2004 to conform with the 2006 segment presentation of revenue and expense presentation in the accompanying statement of operations.

Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Credit Risk

The majority of our accounts receivable are derived from our marine and travel and events business lines. These accounts receivable represent funds owed from clients and customers, primarily comprised of individuals, corporations and government agencies, for services or products delivered.

In the Company’s marine business, these receivables represent contracts receivable for performing the manufacture and installation of concrete dock systems and are based on contracted prices and payment schedules. The Company usually requires a prepayment on a contract prior to commencing work, we make progress billings during a project and ultimately receive our final retention payment which is due 30 days after a project is completed and accepted by its clients. Each billing represents an account receivable until collected. Most of the Company’s travel and events programs are billed in advance and are routinely collected prior to the commencement of a program.

The Company generally does not require collateral due to its ability to collect a significant portion of funds in advance along with progress billings. However, the Company is exposed to credit risk in the event that its clients or customers cannot meet their obligations. The Company believes that it maintains adequate reserves for potential credit losses and such losses have been minimal and within management’s estimates.

Premiums receivable consist of funds held in trust by the ceding company ,and deferred and not yet due premiums from the ceding company. These amounts represent the Company’s earnings and premiums due on its reinsurance business. Such funds are held in trust and are primarily invested in investment grade corporate bonds, government bonds and money market funds. These premiums receivable will be paid to the Company as its reinsurance programs conclude over time. The Company currently conducts all of its quota share reinsurance activity through one ceding company. The Company believes that it maintains adequate reserves for potential credit losses.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

Cash and Cash Equivalents

The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and other investments. Securities with maturities of three months or less at the date of purchase are classified as cash equivalents.

Restricted Cash

The Company’s cruise passenger deposits are primarily received through credit card transactions. The Company established a $9.6 million certificate of deposit with a bank in order to secure its processing of passenger deposits through credit cards. The certificate amount was negotiated between the Company and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve month period.

The Company also has $1.5 million included in restricted cash which represents principal and interest payments made to a depository account which will be used to pay bondholders of a vessel’s debt in January 2007 as required under our loan agreement.

Available-for-Sale Securities

The Company classifies its marketable investments as available-for-sale securities. Available-for-sale securities consist of debt securities with maturities beyond three months at date of purchase and equity securities, which are carried at fair value.

Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income (loss), net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of operations in the period the investments are sold.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of net unrealized gains and losses on foreign currency translation and marketable securities of $703,000 and ($502,000), net of deferred income taxes, at December 31, 2006 and 2005, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to the aggregate of net income (loss) and certain other revenues, expenses, gains and losses recorded directly as adjustments to stockholders’ equity, net of tax.

Other Investments

The Company includes its minority investments in other operating companies as other assets in the accompanying balance sheets. The cost of these minority investments is allocated against the underlying fair value of the net assets of the investee. Any cost of the investment over the Company’s portion of the underlying fair value of the net assets of the investee is recorded as goodwill. The Company accounts for equity investments with ownership ranging from 20% to 50% using the equity method, as it is deemed that the Company has significant influence, and equity investments with ownership of less than 20% using the cost method.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Cost of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. Major additions and betterments are capitalized. The ships are capitalized and depreciated using the straight-line method over the expected useful life ranging up to 30 years, net of a residual value which generally approximate 15%. Ship replacement parts are capitalized and are depreciated upon being placed in service. Office and shop equipment is capitalized and depreciated using the straight-line method over the expected useful life of the equipment, ranging up to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the expected useful life of the improvement or the term of the related lease.

The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations.

Drydocking

The Company capitalizes drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock. Since drydocking occurs annually, we believe that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid costs and other current assets in the accompanying balance sheet and are amortized over the cruising season between scheduled drydockings.

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

As of December 31, 2004, the Company completed its annual impairment tests and recorded approximately $542,000 and $2,085,000 to write off the goodwill and unamortized balance of an intangible asset (license), respectively, related to Incentive Travel, LLC (“ITI”). No impairment charges were recorded in 2006 and 2005.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs, commissions and other costs of acquiring insurance, that vary with and are primarily related to the production of new and renewal insurance. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. The Company considers anticipated investment income in determining the recoverability of these costs. At December 31, 2006 management believes its deferred policy acquisition costs are recoverable.

Reserve for Loss and Loss Adjustment Reserves

The liability for losses and loss-adjustment expenses includes an amount determined from loss reports and individual cases and an amount for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. Anticipated deductible recoveries from insureds are recorded as reinsurance recoverables at the time the liability for unpaid claims is established. Other recoveries on unsettled claims, such as salvage and subrogation are estimated by management and adjusted upon collection.

Foreign Currency Transactions

Bellingham Marine operates internationally through its five foreign subsidiaries in Australia, New Zealand, Europe and Southeast Asia. The financial statements of these foreign entities were denominated in a foreign currency and then translated to U.S. dollars. Balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are identified separately in the statement of operations.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectibility is reasonably assured and delivery has occurred.

Passenger Ticket Revenue and Onboard and Other Cruise Revenues

Passenger ticket revenue is recorded net of applicable discounts. Passenger ticket revenue and related costs of revenue are recognized when the cruise is completed. The Company generally receives from its customers a partially refundable deposit within one week of booking a tour, with the balance typically remitted 60 days prior to the departure date. When customers cancel their trip, the nonrefundable portion of their deposit is recognized as revenue on the date of cancellation. Passenger revenue representing travel insurance purchased at the time of reservation is recognized upon the completion of the cruise or passenger cancellation, whichever is earlier and our obligation has been met. Onboard and other cruise revenue are comprised of beverage and souvenir sales and optional shore excursions and are deferred and recognized as revenue when the cruise is completed.

Marine Revenue

The Company recognizes revenue for marine and related services in accordance with the respective contracts. Revenues from fixed-price marine construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to management’s estimate of total cost for each

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

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

Accounting for Stock Options

The Company has certain stock-based employee compensation plans, which are more fully described in Note 12, “Stock Plans.” On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment” (“SFAS 123R”) using the modified-prospective method. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” In 2005, we used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. We adopted SFAS 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of our plans, we did not have a cumulative effect adjustment upon adoption. We also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula. Based on the terms of our stock based compensation plans, the Company did not have a cumulative effect related to its plans. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

The adoption of SFAS 123R resulted in compensation expense of approximately $842,000 and $835,000 that has been classified in general and administrative expenses related to employee stock options and restricted stock, respectively, for the year ended December 31, 2006. The effects of the total compensation expense on net income was a reduction of $1,002,000, net of income tax, for the year ended December 31, 2006. The effects of the total compensation expense was a reduction of basic and diluted earnings per share of $0.09 for the year ended December 31, 2006.

As of December 31, 2006, there was approximately $1,005,000 of total unrecognized compensation cost related to nonvested stock options granted under our plans expected in future years through 2010, respectively. This expected cost does not include the impact of any future stock-based compensation awards.

The following table presents the effects on net income (loss) and earnings (loss) per share if the Company had recognized compensation expense under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Net income (loss), as reported	$3,142	$(1,937)
Add: stock-based compensation expense included in net income (loss) — as reported, net of related tax effects	245	20
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(514)	(915)

Net income (loss), pro forma	$2,873	$(2,832)

Earnings (loss) per share — basic
As reported	$0.30	$(0.20)
Pro forma	0.28	(0.29)

Earnings (loss) per share — diluted
As reported	$0.30	$(0.20)
Pro forma	0.27	(0.29)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006, 2005 and 2004:

	2006	2005	2004
Dividend yield	0.9%	2.6%	2.5%
Expected volatility	53%	54%	56%
Risk free interest rates	4.8%	4.4%	3.6%
Expected option lives	4.0 years	4.0 years	4.5 years
Weighted-average fair value of options granted	$11.31	$5.30	$4.40

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

historical pre-vesting forfeitures and will revise those estimates in subsequent periods if actual forfeitures differ from those estimates. For purposes of calculating pro forma information for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

On November 10, 2005 the FASB issued FSP SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123R-3”). The Company has elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at the Company’s adoption of SFAS 123R. In addition, in accordance with SFAS 123R, SFAS 109 and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

Fair Value of Financial Instruments

The estimated fair values of the financial instruments as of December 31, 2006 and 2005 are as follows (in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$8,246	$8,246	$17,716	$17,716
Restricted cash	11,127	11,127	—	—
Available-for-sale securities	37,807	37,807	77,415	77,415
Other investments	1,635	1,635	1,887	1,887

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

Restricted Cash - The fair value of the Company’s restricted cash is based on the certificate of deposit in which the funds are invested and the cash paid toward debt.

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

Dividends Declared

On September 2, 2003, our Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The following dividends have been declared in 2006, 2005 and 2004 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
2006:
February 20, 2006	March 2, 2006	$1,050
May 22, 2006	June 1, 2006	1,065
August 16, 2006	August 31, 2006	1,072
November 14, 2006	November 28, 2006	1,085

2005:
February 28, 2005	March 15, 2005	$1,016
May 31, 2005	June 15, 2005	1,034
August 25, 2005	September 8, 2005	1,042
November 18, 2005	December 2, 2005	1,042

2004:
March 9, 2004	March 23, 2004	$1,000
June 1, 2004	June 16, 2004	974
August 30, 2004	September 14, 2004	987
November 30, 2004	December 15, 2004	996

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 by the Company in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for the Company January 1, 2008. The Company believes that the adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of adopting FIN No. 48 on its financial condition, results of operations and cash flows.

2.	Business Acquisitions and Investments

In March 2002, Ambassadors acquired a 49% ownership interest in ITI. ITI develops, markets and manages meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement call for contingent payments through 2005 based upon actual income before income taxes multiplied by Ambassadors 49% ownership interest calculated based on a predefined multiplier. As of December 31, 2006, the Company had paid all remaining obligations under the purchase agreement. On December 28, 2006, ITI was dissolved and the company was distributed to its members based on their ownership percentage. The Company received approximately $2,750,000 in exchange for a non-compete agreement extension upon dissolution of ITI which is recorded in other income of which approximately $850,000 remains outstanding and is included in accounts and other receivables as of December 31, 2006.

License fees earned from ITI are included in the operations of Travel and Events and represent approximately $268,000, $445,000 and $421,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company also recorded its proportional share of the earnings and management fees from ITI of approximately $264,000, $1,162,000 and $291,000 for the years ended December 31, 2006, 2005 and 2004, respectively, which are included in other income. At December 31, 2006 and 2005, the Company had approximately zero and $249,000, respectively, in receivables related to license and management fees and approximately zero and $78,000, respectively, in undistributed earnings from ITI. As more fully described in Note 1, in 2004 the Company wrote off the goodwill and unamortized balance of the intangible asset.

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina services company operating facilities in both the United States and Mexico. The purchase was completed in February 2005 for consideration of $1,280,000 in cash and the issuance of 184,717 shares of the Company’s common stock, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, the Company assumed a credit facility of approximately $1,568,000 which the Company paid off in full on February 11, 2005. In connection with the acquisition, the Company was granted a twelve month option to purchase a 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. In February 2006, BellPort acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc., a California corporation, for $250,000 and extended its license agreement with BellPort Japan through 2010. The Company recorded its proportional share of the loss from BellPort Japan of approximately $107,000 for the year ended December 31, 2006, respectively, which is included in other income.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

BellPort has a 50% ownership interest in Deer Harbor WI, LLC (“DHWI”). DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. The Company also recorded its proportional share of the losses from DHWI of approximately $139,000 and $113,000 for the year ended December 31, 2006 and 2005, respectively, which are included in other income. As of December 31, 2006, BellPort has a note receivable from DHWI for approximately $1.9 million which is classified in other assets in the accompanying balance sheet. The note is secured by a deed of trust on property and bears interest at a variable rate to the London Interbank Offered Rate plus 2.75% per year adjusted annually. As of December 31, 2006, the interest rate was 8.06%. All unpaid principal and accrued and unpaid interest is due no later than November 30, 2011.

The Company accounts for its investments in ITI, BellPort Japan and DHWI on the equity method. At December 31, 2006 and 2005, the other investments represented approximately $1,635,000 and $1,887,000, respectively, and were included in other assets in the accompanying balance sheets.

On January 13, 2006, ACG acquired American West. Under the terms of the agreement, ACG acquired the membership interests of American West for one dollar, repaid debt of approximately $4.3 million and assumed approximately $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the U.S. Maritime Administration. In addition, the transaction consideration consisted of 250,000 shares of the Company’s restricted common stock, which is subject to forfeiture to the Company if certain future financial targets are not met during the four years following the close of the transaction. In addition, the Company paid approximately $0.9 million of acquisition costs related to the American West transaction.

The contingent consideration of 250,000 shares of the Company’s restricted stock has not been included in the preliminary purchase price and is not expected to be included in the original cost of the acquisition due to management’s inability to conclude “beyond a reasonable doubt” that the contingent consideration will be earned. The final purchase price and allocation of purchase price are dependent on the potential future contingent payment.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are based on management’s estimates. The following table summarizes the fair values of the assets and liabilities assumed at the date of the acquisition (in thousands):

Cash and cash equivalents	$3,617
Accounts receivable	238
Prepaid and other current assets	596
Inventory	236
Vessels and equipment	48,562

Total assets acquired	53,249

Passenger deposits	(3,824)
Accounts payable and accrued and other expenses	(2,645)
Long term debt	(41,526)

Total liabilities assumed	(47,995)

Net assets acquired	$5,254

On February 13, 2006, BellPort purchased certain assets related to the Newport Harbor Shipyard for $545,000. Concurrent with the asset purchase, BellPort entered into a long term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011. The acquisition of the Newport Harbor Shipyard was not deemed to be material in 2006.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

On April 25, 2006, ACG acquired the cruise-related assets and liabilities of Delta Queen pursuant to an Asset Purchase Agreement, dated April 6, 2006, by and among ACG, Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC, and Mississippi Queen Steamboat, LLC. Pursuant to the purchase agreement, ACG acquired three ships, the American Queen®, Delta Queen® and Mississippi Queen®, and associated operating assets of Delta Queen for $2.75 million in cash, the assumption of passenger deposits and the assumption of approximately $35.0 million of fixed-rate, 6.5% debt payable through 2020 and guaranteed by the U.S. Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of the Company’s common stock, to be granted to Delta Queen Steamboat Company, Inc. if certain future financial targets are met in any of the three years following the close of the transaction.

The contingent consideration of 100,000 shares of the Company’s common stock has not been included in the preliminary purchase price and is not expected to be included in the original cost of the acquisition due to management’s inability to conclude “beyond a reasonable doubt” that the contingent consideration will be earned. The final purchase price is dependent on the potential future contingent payment. The allocation of the final purchase price is subject to the final determination of the fair value of assets and liabilities acquired.

The following table summarizes the fair values of the assets and liabilities assumed at the date of the acquisition (in thousands):

Cash and cash equivalents	$61
Accounts receivable	149
Prepaid and other current assets	2,609
Vessels and equipment	51,332

Total assets acquired	54,151

Passenger deposits	(14,652)
Accounts payable and accrued and other expenses	(2,258)
Long term debt	(35,464)

Total liabilities assumed	(52,374)

Net assets acquired	$1,777

On April 25, 2006, ACG acquired the $9.0 million first preferred ship mortgage on a ship, the 150-passenger Columbia Queen, from the U.S. Maritime Administration for $5.0 million. In August 2006, ACG acquired the $5.0 million second preferred ship mortgage on the Columbia Queen, from the mortgage holder for $3.5 million. On October 13, 2006, ACG purchased the Columbia Queen during a foreclosure auction for additional consideration of $1,000 and is anticipating operating the ship in the 2007 cruise season under Majestic America Line.

On June 12, 2006, ACG acquired the 48-passenger Executive Explorer for $2.5 million. The Company renamed the ship Contessa and is anticipating operating the ship in the 2007 cruise season under Majestic America Line.

On July 21, 2006, AMG acquired Bellingham Marine, a marina design and construction company, through the acquisition of 100% of the outstanding stock of Nishida Tekko America Corporation (“NTAC”) from Nishida Tekko Corporation (“NTC”). The Company paid cash consideration of $6.8 million to NTC and repaid $6.2 million of outstanding debt of NTAC. Prior to the acquisition by AMG, NTAC owned 100% of Bellingham Marine. Concurrent with the acquisition, AMG acquired 49% of the outstanding stock of

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

Bellingham Marine in satisfaction of certain debt obligations, thus leaving NTAC with a 51% equity interest in Bellingham Marine. In addition, AMG and NTC entered into an option agreement pursuant to which NTC was granted a five year option to acquire 49% of the outstanding stock of NTAC at a purchase price not to exceed $3,430,000, plus seven percent annualized interest. The effect of the option exercise would give NTC an approximate 25% interest in Bellingham Marine The final purchase price and purchase price allocation are dependent on the actual final direct acquisition costs. The allocation of the final purchase price is also subject to the final determination of the fair value of assets and liabilities acquired.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are based on management’s estimates. The following table summarizes the components of the purchase price (in thousands):

Cash and cash equivalents	$1,330
Accounts receivable	15,519
Costs in excess of billings on construction contracts	7,509
Prepaid and other current assets	1,000
Inventory	1,795
Property and equipment	6,898
Other intangibles	2,259
Other assets	294

Total assets acquired	36,604

Billings in excess of costs on construction contracts	(6,359)
Accounts payable and accrued and other expenses	(11,359)
Deferred income taxes	(290)
Other liabilities	(501)
Long term debt	(4,599)

Total liabilities assumed	(23,108)

Net assets acquired	$13,496

The following is a pro forma representation of the Delta Queen and Bellingham Marine acquisitions for year ended December 31, 2006 as if the acquisitions had occurred as of the beginning of the year through the dates of acquisition (in thousands):

	As Reported	Pro Forma Delta Queen	Pro Forma Bellingham	Pro Forma Combined
Revenues	$144,419	$3,124	$41,253	$188,796

Net income (loss)	$5,627	$(3,528)	$(1,289)	$810

Earnings per share — basic	$0.53			$0.08

Earnings per share — diluted	$0.49			$0.07

The Company has accounted for American West from January 13, 2006, the date of acquisition. Due to the insignificance of operations from January 1, 2006 through the date of acquisition, this period was excluded from the December 31, 2006 pro forma amounts listed above.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

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

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As a result, unearned premium reserves, deferred policy acquisition costs and ceded prepaid reinsurance premiums of $1.2 million, $0.3 million and $0.3 million and $5.8 million, $1.7 million and $1.1 million, respectively, were recorded on the balance sheet as of December 31, 2006 and 2005.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. As of December 31, 2006 and 2005, the deferred gain on retroactive reinsurance was $19,000 and $0.2 million, respectively. During 2006 and 2005 Cypress Re recognized in income $0.1 and $0.4 million, respectively, of previously deferred gain.

As of December 31, 2006 and 2005, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves of $0.8 million, $0.1 million, and $1.5 million and $1.6 million, $0.1 million, and $1.0 million, respectively, related to retroactive reinsurance were recorded on the Company’s balance sheet. The December 31, 2006 and 2005 loss and loss adjustment expense reserve balances include reserves for both prospective and retroactive reinsurance as well as $0.2 and $0.2 million for incurred but not reported claims related to retroactive reinsurance.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable at December 31, 2006 and 2005 is comprised of funds held in trust by the ceding company, of approximately $13.5 million and $10.5 million, respectively, and deferred and not yet due premiums from the ceding company of approximately $1.0 million and $3.6 million, respectively. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.

As of December 31, 2006 and 2005, reinsurance recoverable and prepaid reinsurance premiums of $2.2 million and $0.3 million and $1.3 million and $1.1 million, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or nonperformance is limited to these amounts.

The effect of reinsurance on premiums written and earned as of December 31, 2006 and 2005 was as follows (in thousands):

	2006		2005
	Written	Earned	Written	Earned
Assumed	$6,315	$10,874	$13,742	$14,372
Ceded	(1,183)	(2,026)	(2,804)	(2,916)

Net premiums	$5,132	$8,848	$10,938	$11,456

As of December 31, 2006 and 2005, the Company had issued approximately $10,241,000 and $11,018,000, respectfully, in letters of credit related to property and casualty insurance programs. The letters of credit expire at various dates through 2007.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

The activity in the liability for unpaid loss and loss adjustment expenses is summarized as follows:

	2006	2005
Balance at January 1,	$9,021	$6,134
Less reinsurance recoverables	1,257	1,597

Net Balance at January 1,	7,764	4,537
Loss reserves on retroactive reinsurance	—	133
Change in deferred gain on retroactive reinsurance	132	428

	132	561
Incurred related to:
Amortization of deferred gain on retroactive reinsurance	—	(398)
Current year	4,398	7,606
Prior years	851	(1,157)

Total incurred	5,249	6,051
Paid related to:
Current year	(1,083)	(1,043)
Prior years	(2,388)	(2,342)

Total paid	(3,471)	(3,385)
Net balance at December 31,	9,674	7,764
Plus reinsurance recoverable	2,152	1,257

Balance at December 31,	$11,826	$9,021

4.	Available-for-Sale Securities

At December 31, 2006 and 2005, the cost and estimated fair values of the Company’s investments in marketable equity securities and U.S. government and agency obligations were as follows (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
December 31, 2006:
Debt securities:
U.S. government and agency obligations	$17,330	$3	$(55)	$17,278
Corporate bonds	18,643	4	(49)	18,598
State and political subdivisions	1,278	—	(9)	1,269

	37,251	7	(113)	37,145
Interest receivable	662	—	—	662

Total debt securities	$37,913	$7	$(113)	$37,807

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value/ Carrying Value
December 31, 2005:
Debt securities:
U.S. government and agency obligations	$34,376	$—	$(205)	$34,171
Corporate bonds	36,556	—	(198)	36,358
State and political subdivisions	2,997	—	(33)	2,964

	73,929	—	(436)	73,493
Interest receivable	955	—	—	955

Total debt securities	74,884	—	(436)	74,448
Marketable equity securities	2,967	—	—	2,967

	$77,851	$—	$(436)	$77,415

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

The following table represents the gross unrealized loss by date acquired as of December 31, 2006 (in thousands):

	Less than 12 Months	Greater than 12 Months	Total
Gross unrealized loss:
U.S. government and agency obligations	$(49)	$(6)	$(55)
Corporate bonds	(26)	(23)	(49)
State and political subdivisions	(9)	—	(9)

	$(84)	$(29)	$(113)

The Company reviews its available-for-sale debt and equity securities to determine if any unrealized losses incurred are considered to be other than temporary and therefore are impaired. In its evaluation of unrealized losses for impairment and the classification of such losses as temporary or other-than-temporary, management considers a number of factors. These factors include the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment to allow for the market to recover. In 2004, based on the Company’s review of these factors and the closing price of the marketable equity securities subsequent to December 31, 2004, management concluded the unrealized loss incurred on an equity security was considered to be other-than-temporary. Accordingly, the Company realized a loss in 2004 of approximately $942,000 based on the fair market value of the securities at of December 31, 2004. As of December 31, 2006 and 2005, the unrealized loss incurred on an equity security was not considered to be other-than-temporary.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded realized gains on sale of available-for-sale securities of approximately $1,085,000, $34,000 and $45,000, respectively, based on specific identification of the cost of securities sold during the year. The Company recorded no realized losses in 2006 or 2005.

The following table represents principal cash flows from available-for-sale debt securities outstanding as of December 31, 2006 by contractual maturity date and average interest rate (in thousands, except interest rates):

	Maturity Date Year Ending December 31,
	2007	2008
Debt securities:
U.S. government and agency obligations	$7,723	$9,555
Corporate bonds	4,879	13,719
State and political subdivisions	1,269	—

	13,871	23,274
Interest receivable	516	146

Total debt securities	$14,387	$23,420

Interest rate on debt securities	4.37%	6.94%

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

5.	Inventory

The Company maintains inventory of fuel, supplies, souvenirs and food and beverage products. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of December 31, 2006 are as follows (in thousands):

Marine construction materials	$2,796
Food, souvenirs and supplies	330
Fuel	257

$3,383

6.	Property and Equipment

Property and equipment consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Ships and vehicles	$112,275	$69
Office furniture, fixtures and equipment	7,921	1,936
Computer software and equipment	2,939	2,333
Land	1,688	—
Leasehold improvements	638	638
Ship work in process	1,556	—

	127,017	4,976
Less accumulated depreciation and amortization	(8,387)	(4,381)

	$118,630	$595

Depreciation and amortization expense related to property and equipment was approximately $4,036,000, $375,000 and $495,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	Goodwill and Other Intangibles

Goodwill and other intangibles consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Goodwill, beginning of year	$8,996	$6,275
Marine acquisition	185	2,721

Goodwill, end of year	$9,181	$8,996

Other Intangibles:
Management contracts	$1,252	$1,252
Trade name	2,523	259
License	—	—

	3,775	1,511
Less accumulated amortization	(366)	(186)

Total other intangibles	$3,409	$1,325

In 2006, the Company increased goodwill by approximately $185,000 and increased other intangibles by approximately $2,264,000 as a result of its acquisitions within the marine segment. Other intangibles acquired

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

in 2006 consist of the Bellingham Marine and Newport Harbor Shipyard trade names. In 2005, the Company increased goodwill by approximately $2,721,000 and other intangibles by approximately $1,511,000 as a result of its acquisition of BellPort. Other intangibles acquired in 2005 consist of management contracts and the BellPort tradename. As of December 31, 2006 and 2005, the Company recorded amortization expense of the management contracts of approximately $143,000 and $164,000, respectively. The Company also incurred approximately $37,000 and $22,000 in additional amortization expense related to the write off of management contracts terminated in 2006 and 2005, respectively. A tradename is an indefinite lived asset.

8.	Long term Obligations

In conjunction with ACG’s acquisition of American West, the Company assumed approximately $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the U.S. Government through the U.S. Maritime Administration (“MARAD”) under Title XI, Merchant Marine Act, 1936, as amended and is secured by a First Preferred Ship Mortgage on the Empress of the North. Monthly principal payments made to a depository account which is used to satisfy the semi-annual principal payments accumulating to approximately $1.8 million annually plus accrued interest are required through July 2028.

In conjunction with ACG’s acquisition of the cruise-related assets of Delta Queen, the Company assumed approximately $35.0 million of fixed-rate, 6.5% debt payable through 2020 and guaranteed by MARAD under Title XI, Merchant Marine Act, 1936, as amended, and secured by a First Preferred Ship Mortgage on the American Queen®. Semi-annual principal payments accumulating to approximately $2.4 million annually plus accrued interest are required through June 2020.

In conjunction with the acquisition of Bellingham Marine, the Company assumed a $5.0 million line of credit with a bank. Interest is payable monthly at the bank’s prime rate plus 0.25%. The line of credit is collateralized by inventory, accounts receivable, and equipment of Bellingham Marine. The agreement contains certain limitations and various financial covenants. On December 28, 2006, the line of credit was paid in full and the facility was terminated. Bellingham Marine also has a note payable to a bank, secured by property, payable in monthly installments of approximately $16,000 including interest at 8.245%, subject to certain limitations and various financial covenants, due May 10, 2010. As of December 31, 2006, the Company was in compliance with the financial covenants.

Bellingham Marine’s international operations has a $1.2 million line of credit with National Australia Bank Limited for its Australian subsidiary. Interest is payable monthly at 10.162%, and is collateralized by substantially all of the subsidiary’s assets, including any uncalled or unpaid capital. As of December 31, 2006, there were no borrowings on the line of credit. In addition, the international operations have six equipment contracts secured by the respective equipment payable in monthly installments aggregating approximately $6,000, including interest, through July 2010.

9.	Other Income

Other income includes the following at December 31, 2006, 2005 and 2004 (in thousands):

	December 31,
	2006	2005	2004
Other, net:
Non-compete agreement settlement (see Note 2)	$2,750	$—	$—
Insurance proceeds received (see Note 11)	516	—	—
Equity earnings and management fees	18	1,049	295
Other income (expense)	12	(2)	24

Total other, net	$3,296	$1,047	$319

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

10.	Income Taxes

Pretax income (loss) summarized by region is as follows (in thousands):

	December 31,
	2006	2005	2004
Domestic	$5,307	$4,253	$(1,567)
Foreign	663	—	—

Total pretax income (loss)	$5,970	$4,253	$(1,567)

The income tax provision (benefit) included in the consolidated statements of operations is as follows (in thousands):

	December 31,
	2006	2005	2004
Current:
Federal	$(515)	$416	$367
State	122	(577)	3
Foreign	380	—	—

Total current	(13)	(161)	370

Deferred:
Federal	644	889	—
State	(208)	383	—
Foreign	(80)	—	—

Total deferred	356	1,272	—

Total income tax provision	$343	$1,111	$370

The reconciliation of U.S. statutory federal income tax expense to income tax provision on income (loss) before income tax is as follows (in thousands):

	December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Provision (benefit) at the federal statutory rate	$2,089	35.0%	$1,446	34.0%	$(548)	(35.0)%
Change in valuation allowance	(2,134)	(35.8)	(338)	(8.0)	1,319	84.2
State income tax, net of federal benefit	186	3.1	134	3.2	(153)	(9.8)
Tax exempt interest	(4)	(0.1)	(10)	(0.2)	(101)	(6.4)
Rate adjustment	(163)	(2.7)	351	8.3	—	—
Reserve adjustment	367	6.2	(559)	(13.2)	—	—
Foreign rate differential	(34)	(0.6)	—	—	—	—
Other permanent and return to provision items	36	0.7	87	2.0	(147)	(9.4)

	$343	5.8%	$1,111	26.1%	$370	23.6%

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	2006	2005
Deferred tax assets:
Accrued vacation and compensation	$1,666	$266
Unrealized loss on marketable securities	40	654
Intangible assets	1,117	3,685
Allowance for billing reserve	527	215
Unearned premiums	68	318
Loss and loss adjustment expense reserves	281	252
Deferred gain on loss portfolio transfers	7	51
Net operating loss carryforward	1,304	204
Other	973	130

Total deferred tax assets	5,983	5,775
Valuation allowance for deferred tax assets	(656)	(2,342)

Total deferred tax assets net of valuation allowance	5,327	3,433

Deferred tax liabilities:
Deferred policy acquisition costs	(115)	(567)
Property and equipment	(3,050)	—
Other	(259)	(8)

Total deferred tax liabilities	(3,424)	(575)

Net deferred tax assets	$1,903	$2,858

At December 31, 2006, the Company has federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $7,290,000, $12,508,000 and, 682,000 respectively. The federal and state NOL carryforwards begin to expire in 2011 and 2007, respectively. The foreign NOL carryforwards do not expire. Utilization of these losses may be subject to an annual limitation due to ownership change constraints set forth in the Internal Revenue Code of 1986 and similar state tax provisions.

The Company has recorded valuation allowances of $656,000 and $2,342,000 at December 31, 2006 and 2005, respectively, due to uncertainty related to the future utilization of certain deferred tax assets. In 2006, the Company reduced its valuation allowance related to those deferred tax assets by approximately $2.1 million. Included in the $656,000 valuation allowance established at December 31, 2006 is a $497,000 valuation allowance established against certain acquired deferred tax assets, as discussed below. Based on all available positive and negative evidence, the Company has concluded that it is more likely than not that the net deferred tax assets recorded at December 31, 2006 will be realized.

As a result of its recent acquisitions, the Company has recorded deferred tax assets and liabilities for temporary basis differences that existed at the time of the acquisition as well as for purchase accounting reserves that have been established related to these acquisitions. Valuation allowances have been established against certain of these acquired deferred tax assets. Subsequent recognition of these acquired deferred tax assets (i.e., by elimination of that valuation allowance) will be first applied to reduce the remaining balance of non-current intangible assets related to that acquisition until exhausted, and then to reduce income tax expense. At December 31, 2006, $497,000 of the valuation allowance relates to acquired deferred tax assets for which subsequently recognized tax benefits will be first applied to reduce the remaining balance of non-current intangible assets related to that acquisition until exhausted, and then to reduce income tax expense.

The Company adjusted its federal tax rate from 34% to 35% based on future projected income.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. U.S. income taxes and foreign withholding taxes were not provided on undistributed earnings of foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. It is not practical to determine the amount of undistributed earnings or income tax payable in the event the Company repatriated all undistributed foreign earnings. However, if these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes and foreign withholding taxes, offset by an adjustment for foreign tax credits.

The Company is subject to income taxes in the United States and various foreign jurisdictions. In the ordinary course of the Company’s business there are calculations and transactions where the ultimate tax determination is uncertain. The Company believes that it has adequately provided for income tax issues not yet resolved with federal, state, and foreign tax authorities. If these amounts provided prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which the Company determines that provision for the liabilities is no longer necessary. If an ultimate tax assessment exceeds the Company’s estimate of tax liabilities, an additional charge to expense will result.

11.	Commitments and Contingencies

The Company leases office facilities and office equipment under non-cancelable operating leases. Certain of the Company’s leases have escalation clauses. The Company’s obligations under non-cancelable lease commitments end in 2011 and are as follows (in thousands):

Year Ending December 31,:
2007	$2,150
2008	1,707
2009	1,415
2010	588
2011	100

$5,960

Total rent expense from for the years ended December 31, 2006, 2005 and 2004 was approximately $1,750,000, $696,000 and $656,000, respectively.

The Company entered into agreements to sublease office facilities in Newport Beach, California and Boston, Massachusetts. Sublease rental income for the years ended December 31, 2006, 2005 and 2004 was approximately $105,000, $247,000 and $242,000, respectively. Included in the sublease income are amounts received from a related party of approximately $60,000, $68,000 and $117,000 for each of the years ended December 31, 2006, 2005 and 2004, respectively.

In the ordinary course of business the Company may from time to time be required to enter into letters of credit related to its insurance programs and for its travel related programs with airlines, travel providers and travel reporting agencies. As of December 31, 2006, the Company has issued approximately $10,241,000 in letters of credit related to property and casualty insurance programs which expire at various dates through 2007. As of December 31, 2006, the Company has issued approximately $889,000 in letters of credit related to cruise business operations which expire at various dates through 2007. As of December 31, 2006, the Company has issued approximately $145,000 in letters of credit related to travel and event business operations which expire at various dates through 2007. The Company has a $20 million line of credit to support the outstanding letters of credit. Pursuant to the line of credit, the Company is subject to certain covenants, which include, among other things, a requirement for unencumbered liquid assets. As of December 31, 2006, the Company was in compliance with these covenants.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

The Company is subject to claims, suits and complaints, which have arisen in the ordinary course of business. In the opinion of management and its legal counsel, all matters are without merit or are of such a nature, or involve such amounts as would not have a material effect on the financial position, cash flows or results of operations of the Company.

The Company is often required to provide surety bonds to secure its performance under construction contracts, development agreements and other arrangements. The Company’s ability to obtain surety bonds primarily depends upon its capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. As of December 31, 2006, the Company maintained surety bonds related to its marine segment.

The Federal Maritime Commission regulates passenger ships with 50 or more passenger berths departing from U.S. ports and requires that operators post security to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. The Company has secured a $15 million surety bond as security under the Federal Maritime Commission.

On March 24, 2006, the Empress of the North ran aground in Washougal, Washington. No passengers or crew were injured during the grounding. The ship was in dry dock for damage inspection and repairs for approximately four weeks. The ship was released and began operations on April 16, 2006. As of December 31, 2006, the Company recorded in cruise operating expenses approximately $2.7 million in costs associated with ship repairs, passenger relocation and crew expenses incurred as a result of the grounding. These expenses were partially offset by insurance recoveries of $1.7 million received in the second quarter of 2006. In addition, the Company received approximately $516,000 related to insurance recoveries under its business interruption insurance which is recorded in other income as of December 31, 2006. The Company is in the process of seeking additional insurance related recoveries from the grounding; however, due to the uncertainty regarding the claims no additional amounts were recorded as expected to be received as of December 31, 2006.

On October 20, 2006, approximately 20 passengers of the Mississippi Queen became sick with a stomach illness which was later determined to be a case of norovirus. The cruise stopped sailing two days earlier than originally scheduled in order to inspect and clean the ship. The ship was released and began operations for the next scheduled cruise on October 25, 2006 and again stopped operation on October 27, 2006 due to the same norovirus on additional passengers. The Company cancelled two additional weeks of cruise sailings in order to further inspect and clean the ship. As of December 31, 2006, the Company estimated that these interruptions and cancellations had a negative impact to its financial results of approximately $3 million, comprised of lost passenger ticket revenue and costs associated with ship cleaning, passenger relocation and crew expenses. The Company is currently processing its insurance claims with respect to these incidents; however, due to the uncertainty regarding the claims, no additional amounts were recorded as expected to be received as of December 31, 2006.

12.	Stock Plans

The Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) during 1995 and amended and restated the 1995 Plan in 1998, 1999 and 2002. In 2005 the Company adopted the 2005 Incentive Award Plan (the “2005 Plan”). Both the 1995 Plan and the 2005 Plan provide for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, employees and consultants of the Company. The maximum number of shares which may be awarded under the 1995 Plan is 2,200,000 shares. The maximum number of shares which may be awarded under the 2005 Plan is 600,000 shares. Under the terms of both the 1995 Plan and the 2005 Plan, options to purchase shares of the Company’s common stock are granted at a price set by the Compensation Committee of the Board of Directors, not to be

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards. Vested options may be exercised for a period up to 10 years from the grant date.

Stock option transactions are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2003	1,232,593	$8.09
Granted	243,000	12.65
Forfeited	(63,241)	9.09
Exercised	(207,047)	6.68

Balance, December 31, 2004	1,205,305	9.20
Granted	301,000	13.81
Forfeited	(2,066)	10.15
Exercised	(275,634)	5.79

Balance, December 31, 2005	1,228,605	11.09
Granted	210,500	24.48
Forfeited	(41,440)	15.44
Exercised	(265,906)	8.10

Balance, December 31, 2006	1,131,759	$14.12

	Number of Shares	Weighted- Average Exercise Price
Options exercisable at:
December 31, 2004	704,306	$7.41
December 31, 2005	621,757	$9.22
December 31, 2006	556,359	$10.93

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

Range of Exercise Price	Number Outstanding as of 12/31/06	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of 12/31/06	Wtd. Avg. Exercise Price of Exercisable Options
$ 2.93 - $ 5.85	34,138	3.1	$5.32	34,138	$5.32
$ 5.85 - $ 8.78	59,983	4.3	7.69	59,933	7.69
$ 8.78 - $11.70	131,446	4.4	9.36	131,396	9.36
$11.70 - $14.63	674,692	7.8	12.90	322,892	12.67
$14.63 - $17.55	34,500	8.6	15.15	8,000	15.01
$17.55 - $20.48	62,000	9.3	17.97	—	—
$26.33 - $29.25	135,000	9.6	27.94	—	—

	1,131,759	7.4	$14.12	556,359	$10.93

In addition to the stock options above, restricted stock awards were granted in 2004 to certain members of executive management aggregating 98,000 shares, at $12.58 per share, representing the closing price of the

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

shares on the date of grant. The restricted stock fully vests on the third anniversary of the date of grant, subject to meeting certain performance goals. The Company recorded the grant as deferred compensation in 2004. In 2005, the Company granted restricted stock awards to certain members of executive management aggregating 80,000 shares, at $13.36 per share, representing the closing price of the shares on the date of grant. The restricted stock fully vests on the third anniversary of the date of grant. The Company recorded the grant as deferred compensation in 2005. In 2006, the Company granted restricted stock awards to certain members of executive management aggregating 55,000 shares, at $27.94 per share, representing the closing price of the shares on the date of grant and 6,000 shares, at $39.03 per share, representing the closing price of the shares on the date of grant. The restricted stock for both grant dates fully vest on the fourth anniversary of the date of grant. In addition in 2006, the Company granted restricted stock awards to the board of directors aggregating 8,000 shares, at $27.94 per share, representing the closing price of the shares on the date of grant. The restricted stock fully vests on the first anniversary of the date of grant. The Company recorded compensation expense of approximately $835,000, $412,000 and $34,000 related to the restricted stock grants as of December 31, 2006, 2005 and 2004, respectively.

13.	Employee Benefit Plan

The Company has a 401(k) Profit-Sharing Plan (the “401(k) Plan”) that employees are eligible to participate in upon six months of service and 21 years of age. Employees may contribute up to 92% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 2006, 2005 and 2004, the Company contributed approximately $31,000, $29,000 and $29,000, respectively, to the 401(k) Plan.

14.	Common Stock Repurchase Plan

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock in the open market or through private transactions, up to $20.0 million in the aggregate. In August 2006, the Board of Directors of the Company authorized an additional $10.0 million for the repurchase of the Company’s common stock in the open market or through private transactions, providing for an aggregate of $30.0 million. This repurchase program is ongoing and as of December 31, 2006, the Company has repurchased 1,051,500 shares for approximately $12.4 million. During the year ended December 31, 2004, 300,000 shares for approximately $3,675,000 were repurchased. The Company made no repurchases during 2006 or 2005.

15.	Summarized Income Statement Information of Affiliate

In March 2002, Ambassadors acquired a 49% ownership interest in ITI. ITI developed, marketed and managed meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement called for contingent payments through 2005 based upon actual income before income taxes multiplied by Ambassadors 49% ownership interest calculated based on a predefined multiplier. As of December 31, 2006, the Company had paid all remaining obligations under the purchase agreement.

On December 28, 2006, ITI was dissolved and the company was distributed to its members based on their ownership percentage. Prior to dissolution, the Company accounted for this investment using the equity method as discussed in Note 2. This investment was considered significant to the Company’s fiscal 2005 operations as defined by applicable Securities and Exchange Commission regulations. The following

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

summarizes the audited income statement of the investee for the year ended December 31, 2005 and the unaudited income statement of the investee for the year ended December 31, 2004 (in thousands):

	December 31,
	2005	2004
		(unaudited)
Revenue	$3,781	$1,874
Operating expenses	1,960	1,567

Operating income	1,821	307
Other income	42	15

Net income	$1,863	$322

Company’s share of net income	$913	$158

16.	Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share (EPS) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands).

	2006	2005	2004
Numerator:
Net income (loss) for basic and diluted earnings per share	$5,627	$3,142	$(1,937)

Denominator:
Weighted-average shares outstanding — basic	10,668	10,321	9,868
Effect of dilutive common stock options	777	276	—

Weighted-average shares outstanding — diluted	11,445	10,597	9,868

At December 31, 2006, 2005 and 2004 there were approximately zero, 17,000 and 104,000 stock options outstanding, whereby the exercise price exceeded the average common stock market value. The effects of the shares which would be issued upon the exercise of these options have been excluded from the calculation of diluted earnings per share because they are anti-dilutive. At December 31, 2004 the effect of dilutive common stock options of 258,000 shares have also been excluded from the weighted-average share calculation as the effects of these shares are anti-dilutive.

17.	Business Segments

Management has performed a review of its existing business operations and evaluated its reportable segments and considered the criteria as set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the consideration of certain aggregation criteria, including economic characteristics, the nature of products and services, the nature of the production process, the type or class of customer for their products and services, the methods used to distribute products or provide services, and if applicable, the nature of the regulatory environment. The Company is not subject to any regulatory requirements in its operations. After its review, management concluded that its existing business operations met the aggregation requirements under SFAS No. 131 and planned to consolidate its reporting segments.

As of December 31, 2006, and for purposes of this report, the reported the following business segments: (i) cruise, (ii) marine, (iii) travel and events, (iv) insurance and (v) corporate and other. As of December 31, 2005, the reported the following business segments: (i) Ambassadors, (ii) Cypress Re and (iii) corporate and

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

other. As of December, 31, 2004, the reported the following business segments: (i) Ambassadors, (ii) Cypress Re and (iii) corporate and other, which consists of general corporate assets (primarily cash and cash equivalents and investments) and the operations of BellPort Group. The financial information for the prior periods have been reclassified into the current year segment presentation.

Selected financial information related to these segments is as follows (in thousands):

	Cruise	Marine	Travel and Events	Insurance	Corporate and Other	Total
2006:
Revenues	$75,814	$46,614	$13,143	$8,848	$—	$144,419
Depreciation and amortization expense	3,355	554	283	—	32	4,224
Operating income (loss)	2,783	3,567	1,036	35	(6,155)	1,266
Interest and dividend income	364	—	560	887	2,012	3,823
Interest expense	(3,349)	(151)	—	—	—	(3,500)
Equity in net income and management fees received from investments accounted for by the equity method	—	(246)	264	—	—	18
Provision (benefit) for income taxes	99	1,330	(242)	318	(1,162)	343
Capital expenditures of property, equipment, and intangible assets	3,109	293	427	—	4	3,833
Goodwill	—	2,906	6,275	—	—	9,181
Other intangibles	—	3,409	—	—	—	3,409
Total assets	126,521	50,500	15,189	21,745	41,965	255,920

2005:
Revenues	$—	$758	$14,726	$11,456	$—	$26,940
Depreciation and amortization expense	—	206	997	—	29	1,232
Operating income (loss)	—	(61)	2,550	842	(3,207)	124
Interest and dividend income	—	—	389	579	2,085	3,053
Interest expense	—	(5)	—	—	—	(5)
Equity in net income and management fees received from investments accounted for by the equity method	—	(113)	1,162	—	—	1,049
Provision (benefit) for income taxes	—	(72)	1,501	476	(794)	1,111
Capital expenditures of property, equipment, and intangible assets	—	4,392	106	—	42	4,540
Goodwill	—	2,721	6,275	—	—	8,996
Other intangibles	—	—	—	—	1,325	1,325
Total assets	—	5,947	13,625	28,094	87,117	134,783

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

	Cruise	Marine	Travel and Events	Insurance	Corporate and Other	Total
2004:
Revenues	$—	$—	$13,134	$5,602	$—	$18,736
Depreciation and amortization expense	—	—	853	—	37	890
Impairment loss and lease exit costs	—	—	2,627	—	—	2,627
Operating income (loss)	—	—	(1,030)	877	(2,348)	(2,501)
Interest and dividend income	—	—	155	232	1,125	1,512
Other-than-temporary decline in available-for-sale securities	—	—	—	—	942	942
Equity in net income and management fees received from investments accounted for by the equity method	—	—	291	—	4	295
Provision (benefit) for income taxes	—	—	(224)	365	229	370
Capital expenditures of property, equipment, and intangible assets	—	—	428	—	7	435
Goodwill	—	—	6,275	—	—	6,275
Total assets	—	—	13,874	24,783	91,004	129,661

18.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2006 and 2005 is as follows (in thousands, except per share data):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2006:
Revenues	$8,318	$29,663	$57,579	$48,859
Operating income (loss)	(3,272)	1,580	8,510	(5,552)
Net income (loss)	(1,720)	1,660	7,598	(1,911)
Earnings (loss) per share — basic	(0.16)	0.15	0.69	(0.17)
Earnings (loss) per share — diluted	(0.16)	0.15	0.69	(0.17)

2005:
Revenues	$7,981	$7,828	$6,374	$4,757
Operating income (loss)	1,903	834	(517)	(2,096)
Net income (loss)	1,519	1,344	428	(149)
Earnings (loss) per share — basic	0.15	0.13	0.04	(0.01)
Earnings (loss) per share — diluted	0.15	0.13	0.04	(0.01)

29.	Subsequent Event (unaudited)

In February 2007, the Company announced the signing of a definitive agreement to acquire Windstar Cruises. The acquisition will be accomplished through our newly-formed subsidiary Ambassadors International Cruise Group, LLC. As a result of this acquisition, the cruise segment will include international cruise operations. During 2007, the Company will operate three internationally flagged cruise ships under the Windstar brand, including the Wind Surf, Wind Star and Wind Spirit. These internationally flagged cruise ships offer a total of 608 passenger berths.

Ambassadors International, Inc.

Schedule II — Consolidated Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

	Balance at Beginning of Year	Additions	Deductions, Recoveries and Write-Offs	Balance at End of Year
December 31, 2006:
Allowance for doubtful accounts receivable (A)	$17,363	$949,690	$(49,324)	$917,729
December 31, 2005:
Allowance for doubtful accounts receivable	$51,922	$36,696	$(71,255)	$17,363
December 31, 2004:
Allowance for doubtful accounts receivable	$74,683	$2,216	$(24,977)	$51,922

(A)	The additions during the year ended December 31, 2006 include the allowance for doubtful accounts of Bellingham Marine as of the date of acquisition.

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

Incentive Travel, LLC

Notes to Financial Statements, Continued

2004 Unaudited

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

Incentive Travel, LLC

Notes to Financial Statements, Continued

2004 Unaudited

2.	Capital Contributions

The Company’s initial capital consisted of approximately $71,000 of fixed assets transferred to the Company by ITI. The Operating Agreement specifies that no member shall be required to make additional capital contributions to the Company. The terms of the Purchase Agreement for Ambassadors’ membership interest call for contingent payments through 2005 payable to ITI based upon actual income before income taxes multiplied by Ambassadors’ 49% ownership interest calculated based on a predefined multiplier. Total payments to ITI related to the Company’s fiscal 2002 results were $2.5 million of which approximately $542,000 was paid during 2002 and $1.9 million was paid during 2003. Total payments to ITI related to Company’s fiscal 2003 results were $0.6 million and was paid in 2004. Total payments to ITI related to the Company’s fiscal 2004 results were $0.3 million and was paid in 2005. Ambassadors’ obligation related to the Company’s fiscal 2005 results is estimated to be approximately $669,000 of which $211,000 was paid in 2005 and the remaining $458,000 is anticipated to be paid in 2006 to ITI.

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

2004 Unaudited

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

AMBASSADORS INTERNATIONAL, INC.
(Registrant)

Date: March 16, 2007	By:	/s/ Brian R. Schaefgen
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

Signature	Title	Date

/s/ Joseph J. Ueberroth Joseph J. Ueberroth	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ Brian R. Schaefgen Brian R. Schaefgen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Brigitte M. Bren Brigitte M. Bren	Director	March 16, 2007

/s/ James L. Easton James L. Easton	Director	March 16, 2007

/s/ Rafer L. Johnson Rafer L. Johnson	Director	March 16, 2007

/s/ Kevin M. Luebbers Kevin M. Luebbers	Director	March 16, 2007

Signature	Title	Date

/s/ John C. Spence John C. Spence	Director	March 16, 2007

/s/ J. Fife Symington IV J. Fife Symington IV	Director	March 16, 2007

/s/ Peter V. Ueberroth Peter V. Ueberroth	Director	March 16, 2007

/s/ Richard D.C. Whilden Richard D.C. Whilden	Director	March 16, 2007

EXHIBITS

Exhibit Index
2.1	Form of Reincorporation Agreement (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-1 (Registration No. 33-93586))

2.2	Rescission Agreement (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-1 (Registration No. 33-93586))

2.3	Stock Purchase Agreement (incorporated by reference to Exhibit 2.3 to our Registration Statement on Form S-1 (Registration No. 33-93586))

2.4	Redemption Agreement (incorporated by reference to Exhibit 2.4 to our Registration Statement on Form S-1 (Registration No. 33-93586))

3.1	Certificate of Incorporation of Ambassadors International, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 33-93586))

3.2	By-Laws of Ambassadors International, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (Registration No. 33-93586))

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 33-93586))

10.1	People to People Contract — Student Ambassador Program (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (Registration No. 33-93586))

10.2	People to People Contract — Citizen Ambassador Program (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 33-93586))

10.3	Form of Equity Participation Plan of Ambassadors International, Inc. (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (Registration No. 33-93586))

10.4	Form of Registration Rights Agreement among the Company, John and Peter Ueberroth, and certain other stockholders (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (Registration No. 33-93586))

10.5	Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2006)

10.6	Commercial Lease dated December 21, 1992 between Portolese and Sample Investments and International Ambassador Programs, Inc. (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (Registration No. 33-93586))

10.7	First Amendment to Commercial Lease dated January 3, 1995 between Portolese and Sample Investments and International Ambassador Programs, Inc. (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (Registration No. 33-93586))

10.8	Form of Employment Agreement with Executive Officers (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (Registration No. 33-93586))

10.9	Form of Note between the Company and the Ueberroths relating to the Distribution (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (Registration No. 33-93586))

10.10	General Contract between People to People and M.L. Bright Associates dated July 1, 1995 and Assignment documents to the Company dated February 6, 1996 (incorporated by reference to Exhibit 10.10 to our Report on Form 10-KSB for the Fiscal Year ended December 31, 1995)

Exhibit Index
10.11	Agreement and Plan of Merger, effective as of December 11, 1996 by and among Ambassadors International, Inc., a Delaware corporation, Ambassadors Performance Improvement, Inc., a Delaware corporation and wholly owned subsidiary of Ambassadors, Bitterman & Associates, Inc., a Minnesota corporation, and Michael H. Bitterman (incorporated by reference to Exhibit 2.5 to our Current Report on Form 8-K filed on January 3, 1997)

10.12	Asset Purchase Agreement dated as of February 5, 1998 by and among the company, Ambassador Performance Group, Inc., Rogal America, Co. and Andrew Rogal (incorporated by reference to Exhibit 2.6 to our Current Report on Form 8-K filed on February 12, 1998 (as amended on Form 8-K/A filed on April 2, 1998))

10.13	Lease dated December 20, 1996 between Rogal America, Inc. and Ark-Les Corp. (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.14	Industrial Lease dated 1998 between the Company and The Irvine Company (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.15	The Amended and Restated 1995 Equity Participation Plan of Ambassadors International, Inc. (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q for the period ended June 30, 1998)

10.16	The Atlanta Merchandise Mart Lease Agreement dated April 17, 1998 by and between AMC, Inc. and Destination, Inc. (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the period ended June 30, 1998)

10.17	Agreement and Plan of Merger, dated May 22, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Incentive Associates, Inc., Wayne Wright and Russ Medevic (incorporated by reference to Exhibit 2.5 to our Current Report on Form 8-K filed on June 5, 1998)

10.18	Asset Purchase Agreement, dated July 17, 1998 by and among Ambassadors International, Inc., Ambassador Performance Group, Inc., Destination, Inc. and Gregory S. Cunningham (incorporated by reference to Exhibit 2.6 to our Current Report on Form 8-K filed on August 3, 1998)

10.19	Lease dated July 24, 1998 by and between the Joseph Pell and Eda Pell Revocable Trust dated August 19, 1989 and Ambassador Performance Group, Inc. (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.20	The Amended and Restated 1995 Equity Participation Plan of Ambassador International, Inc., as amended by the Company’s Shareholders at the 1999 Annual Meeting of Shareholders held on May 14, 1999 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (Registration No. 333-81023))

10.21	First Amendment to Commercial Lease dated September 7, 2004 by and between The Irvine Company and Ambassadors, LLC (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.22	Agreement and Plan of Merger, dated February 1, 2005, among Ambassadors International, Inc., BellPort Acquisition Corp. #1, BellPort Acquisition Corp. #2, BellPort Group, Inc. and Paul Penrose, as a company stockholder representative (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 3, 2005)

10.23	Option Agreement, dated February 1, 2005, by and between Ambassadors International, Inc. and BellJa Holding Company, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2005)

Exhibit Index
10.24	Third Amendment to Lease Agreement, dated April 29, 2005, by and between Ambassadors, LLC and AmericasMart Real Estate, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 4, 2005)

10.25	The Ambassadors International, Inc. 2005 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2005)

10.26	Form of the Ambassadors International, Inc. 2005 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (Registration No. 333-104280)

10.27	Form of the Ambassadors International, Inc. 2005 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-8 (Registration No. 333-104280)

10.28	Membership Interest Purchase Agreement, dated December 27, 2005, by and among Ambassadors International, Inc., Ambassadors Cruise Group, LLC and Oregon Rail Holdings LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 28, 2005)

10.29	Restricted Stock Agreement, dated December 27, 2005, between Ambassadors International, Inc. and ORC Investments I, Inc., ORC Holdings, Inc. and C.G. Grefenstette, E.C. Johnson and Bruce I. Crocker, Trustees Under a Trust dated August 28, 1968 for Henry L. Hillman, Jr. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the period ended December 31, 2005)

10.30	Amendment No. 1 to Membership Interest Purchase Agreement by and among Ambassadors International, Inc., Ambassadors Cruise Group, LLC and Oregon Rail Holdings LLC dated January 13, 2006 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on January 13, 2006)

10.31	Asset Purchase Agreement, dated April 6, 2006, by and among Ambassadors Cruise Group, LLC, Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC and Mississippi Queen Steamboat, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 7, 2006)

10.32	Assumption Agreement and 2006 Supplement to Trust Indenture, dated April 25, 2006, by and among AQ Boat, LLC, the Bank of New York as indenture trustee, and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 28, 2006)

10.33	Amended and Restated 2006 Security Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 28, 2006)

10.34	Title XI Reserve Fund and Financial Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 28, 2006)

10.35	Depository Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 28, 2006)

Exhibit Index
10.36	Restricted Stock Agreement, dated April 25, 2006, by and among Ambassadors International, Inc., Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC and Mississippi Queen Steamboat, LLC (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 28, 2006)

10.37	Stock Purchase Agreement, dated July 21, 2006, by and among Ambassadors Marine Group, LLC, Nishida Tekko Corporation, Nishida Tekko America Corporation and BMI Acquisition Company (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 26, 2006)

10.38	Option Agreement, dated July 21, 2006, by and between Ambassadors Marine Group, LLC and Nishida Tekko Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2006)

10.39	Loan Agreement, dated as of September 1, 2006, by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2006)

10.40	Employment Agreement, dated November 2, 2006, between Ambassadors International, Inc. and Joseph J. Ueberroth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006)

21.1	Subsidiaries of Ambassadors International, Inc. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (contained on the signature page of this Report)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)