Form 10-K/A
period 2006-12-31
AMBASSADORS INTERNATIONAL INC
filed 2007-05-09
CIK 946842

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

Common Stock, $.01 Par Value

Title of Each Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2006, and filed on March 16, 2007, is being filed solely for the purpose of correcting typographical errors in Item 6, Selected Financial Data, and in the Consolidated Financial Statements and Notes thereto contained in Item 15, Exhibits, Financial Statement Schedules. Specifically, the following changes are made herein:

Item 6. Selected Financial Data

With respect to the Selected Consolidated Statements of Operations Data table:

(i) The “$” symbol was added to all of the numbers in the “Operating income (loss)” line item, and removed from all the numbers in the line item below, “Income (loss) from continuing operations before income tax.”

(ii) In Footnote C, the text “Note 8 to the Consolidated Financial Statements” was changed to “Note 7 to the Consolidated Financial Statements.”

Item 15. Exhibits, Financial Statement Schedules

With respect to the Consolidated Financial Statements and Notes thereto:

(i) In the Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 – in the line item “Proceeds from sale of available-for-sale securities” under the sub-heading “Cash flows from investing activities,” the amount of $61,220 replaced the amount of $61,177 for the year ended December 31, 2006.

(ii) In Note 18. Quarterly Financial Data (unaudited), in the line item “Earnings (loss) per share – diluted” for the year 2006, $0.66 in the Quarter Ended September 30, replaced the amount of $0.69.

(iii) The heading “Note 19. Subsequent Event (unaudited)” replaced the heading “Note 29. Subsequent Event (unaudited).”

For ease of reference, this amended Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 in its entirety. The only changes to the original Annual Report on Form 10-K being made by this filing are the changes described above. Information not affected by this Amendment No. 1 is unchanged and reflects the disclosures made at the time of the filing of the original Annual Report on Form 10-K. As a result, this amended Annual Report on Form 10-K/A contains forward-looking information which has not yet been updated for events subsequent to the date of the original filing. Accordingly, we direct you to our SEC filings made subsequent to the original filing date for additional information.

In addition, in connection with the filing of this amended Annual Report on Form 10-K/A, we are including as exhibits currently dated certifications of our chief executive officer and chief financial officer.

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

	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenues (A),(B)	$144,419	$26,940	$18,736	$13,679	$14,695
Costs and operating expenses:
Cruise operating expenses (A)	43,855	—	—	—	—
Cost of marine revenue (A)	34,516	—	—	—	—
Selling and tour promotion (A)	17,423	3,144	3,117	4,412	4,014
General and administrative (A)	34,322	11,826	9,878	11,034	9,466
Depreciation and amortization (A)	4,224	1,232	890	1,249	877
Loss and loss adjustment expenses (G)	5,249	6,051	2,514	—	—
Insurance acquisition costs and other operating expenses (G)	3,564	4,563	2,211	—	—
Impairment loss and lease exit costs (C)	—	—	2,627	891	—

	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Operating income (loss)	$1,266	$124	$(2,501)	$(3,907)	$338
Income (loss) from continuing operations before income tax	5,970	4,253	(1,567)	(64)	2,877
Income (loss) from continuing operations, net of income tax	5,627	3,142	(1,937)	(1,017)	2,763
Income (loss) from discontinued operations, net of income tax	—	—	—	—	(1,197)
Net income (loss)	5,627	3,142	(1,937)	(1,017)	1,566
Earnings (loss) per share — basic:
Continuing operations	$0.53	$0.30	$(0.20)	$(0.10)	$0.28
Discontinued operations	—	—	—	—	(0.12)

Net income (loss)	$0.53	$0.30	$(0.20)	$(0.10)	$0.16

Earnings (loss) per share — diluted:
Continuing operations	$0.49	$0.30	$(0.20)	$(0.10)	$0.27
Discontinued operations	—	—	—	—	(0.12)

Net income (loss)	$0.49	$0.30	$(0.20)	$(0.10)	$0.15

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,246	$17,716	$39,474	$43,609	$46,910
Restricted cash	11,127	—	—	—	—
Available-for-sale securities	37,807	77,415	58,441	61,685	59,822
Total assets (D)	255,920	134,783	129,661	125,050	128,159
Long-term passenger and participants deposits	40	5	518	449	81
Long term debt, net of current portion (E)	71,779	—	—	—	—
Total stockholders’ equity	115,737	109,226	104,826	112,690	115,016

Other Data:
Cash dividends declared and paid – common shares (F)	$4,272	$4,134	$3,957	$1,991	$14,168
Cash dividends per common share (F)	$0.40	$0.40	$0.40	$0.20	$—

(A)	In 2006, we completed numerous acquisitions within the cruise and marine segments. For a discussion of the businesses and activities acquired, see Item 1, “Business – Business Operations” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(B)	For a discussion of revenues, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revenue Recognition” and Note 1 to the Consolidated Financial Statements, “Description of the Company and Summary of Significant Accounting Policies – Revenue Recognition.”
(C)	For a discussion of impairment loss and lease exit costs, see Note 1 to the Consolidated Financial Statements, and Note 7 to the Consolidated Financial Statements, “Goodwill and Other Intangibles.”
(D)	For a discussion of total assets, see Item 1, “Business – Business Operations”, Item 1, “Business – Education Group Spin-off” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.”
(E)	For a discussion of long term debt, see Note 8 to the Consolidated Financial Statements, “Long Term Obligations.”
(F)	For a discussion of cash dividends declared, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.”
(G)	For a discussion of insurance operations and related loss and loss adjustment expenses, as well as insurance acquisition costs and other operating expenses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” and Note 3 to the Consolidated Financial Statements, “Reinsurance.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Consolidated Financial Statements are listed in Item 15, “Exhibits, Financial Statement Schedules” and are included herein on pages 49 through 81.

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

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2003	9,969,875	$100	$89,450	$23,408	$—	$(268)	$112,690

Comprehensive income (loss):
Net loss	—	—	—	(1,937)	—	—	(1,937)
Other comprehensive income:
Marketable securities, net of tax benefit of $ 304	—	—	—	—	—	101	101

Comprehensive loss							(1,836)
Stock options exercised	207,047	2	1,381	—	—	—	1,383
Issuance of restricted stock	98,000	1	1,232	—	(1,233)	—	—
Amortization of deferred compensation	—	—	—	—	34	—	34
Stock purchased and retired	(300,000)	(3)	(3,672)	—	—	—	(3,675)
Tax benefit associated with stock grants and exercise of stock options	—	—	187	—	—	—	187
Dividends ( $ 0.40 per share)	—	—	—	(3,957)	—	—	(3,957)

Balance at December 31, 2004	9,974,922	100	88,578	17,514	(1,199)	(167)	104,826

Comprehensive income (loss):
Net income	—	—	—	3,142	—	—	3,142
Other comprehensive loss:
Marketable securities, net of tax benefit of $ 191	—	—	—	—	—	(335)	(335)

Comprehensive income							2,807
Stock options exercised	275,634	2	1,476	—	—	—	1,478
Issuance of restricted stock	80,000	1	1,068	—	(1,069)	—	—
Amortization of deferred compensation	—	—	—	—	412	—	412
Issuance of common stock	184,717	2	2,718	—	—	—	2,720
Tax benefit associated with stock grants and exercise of stock options	—	—	1,117	—	—	—	1,117
Dividends ( $ 0.40 per share)	—	—	—	(4,134)	—	—	(4,134)

Balance at December 31, 2005	10,515,273	105	94,957	16,522	(1,856)	(502)	109,226

Comprehensive income (loss):
Net income	—	—	—	5,627	—	—	5,627
Other comprehensive loss:
Foreign currency translation, net of tax benefit of $ 310	—	—	—	—	—	768	768
Marketable securities, net of tax benefit of $ 271	—	—	—	—	—	437	437

Comprehensive income							6,832
Stock options exercised	265,906	3	2,271	—	—	—	2,274
Issuance of restricted stock	69,000	—	—	—	—	—	—
Reclassification upon adoption of SFAS No. 123(R)	—	(1)	(1,855)	—	1,856	—	—
Cancellation of restricted stock	(12,000)	—	(55)	—	—	—	(55)
Amortization of stock options and restricted stock expense	—	—	1,732	—	—	—	1,732
Dividends ( $ 0.40 per share)	—	—	—	(4,272)	—	—	(4,272)

Balance at December 31, 2006	10,838,179	$107	$97,050	$17,877	$—	$703	$115,737

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,627	$3,142	$(1,937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,224	1,232	890
Foreign currency translation	972	—	—
Undistributed earnings from equity investments	(358)	187	84
Amortization of deferred compensation	1,677	412	34
Deferred income tax provision	395	146	—
Gain on sale of available-for-sale securities	(1,085)	—	—
Impairment loss and lease exit costs	—	—	2,627
Other-than-temporary loss on marketable equity security	—	—	942
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts and other receivables	(6,195)	1,162	(1,996)
Costs in excess of billings on construction contracts	448	—	—
Premiums receivable	(414)	(4,095)	(9,710)
Deferred policy acquisition costs	1,338	90	(1,758)
Reinsurance recoverable	(895)	340	(1,597)
Prepaid insurance premiums	843	112	(1,207)
Inventory	(1,181)	—	—
Prepaid costs and other current assets	(1,545)	293	551
Other assets	(387)	(503)	614
Accounts payable and accrued and other expenses	6,435	896	1,103
Passenger and participant deposits	(6,943)	(1,072)	(1,169)
Billings in excess of costs on construction contracts	(2,025)	—	—
Loss and loss adjustment expense reserves	2,805	2,887	6,134
Unearned premiums	(4,559)	(630)	6,409
Deferred gain on retroactive reinsurance	(132)	(371)	522
Other liabilities	—	(114)	(65)

Net cash (used in) provided by operating activities	(955)	4,114	471

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	61,220	54,831	98,492
Purchase of available-for-sale securities	(20,525)	(74,331)	(96,013)
Restricted cash	(9,600)	—	—
Purchase of other investments	(696)	(497)	(627)
Cash paid for acquisitions of subsidiaries, net of cash received	(27,085)	(1,485)	(60)
Purchase of property and equipment	(2,636)	(150)	(149)

Net cash provided by (used in) investing activities	678	(21,632)	1,643

Cash flows from financing activities:
Proceeds from exercise of stock options	2,274	1,478	1,383
Dividends paid on common stock	(4,272)	(4,134)	(3,957)
Purchase and retirement of common stock	—	—	(3,675)
Payment of long term debt	(6,443)	(1,584)	—
Restricted cash	(752)	—	—

Net cash used in financing activities	(9,193)	(4,240)	(6,249)

Net decrease in cash and cash equivalents	(9,470)	(21,758)	(4,135)
Cash and cash equivalents, beginning of year	17,716	39,474	43,609

Cash and cash equivalents, end of year	$8,246	$17,716	$39,474

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,541	$—	$—
Cash paid for income taxes	994	899	519
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

Cash and Cash Equivalents—The carrying value of cash and cash equivalents approximates fair value due to the liquid nature of the cash investments.

Restricted Cash—The fair value of the Company’s restricted cash is based on the certificate of deposit in which the funds are invested and the cash paid toward debt.

Available-for-Sale Securities—The fair value of the Company’s investment in debt and marketable equity securities is based on quoted market prices.

Other Investments—The carrying value of other investments approximates fair value due to the amount consisting of undistributed earnings from equity investees.

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

Stock option transactions are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2003	1,232,593	$8.09
Granted	243,000	12.65
Forfeited	(63,241)	9.09
Exercised	(207,047)	6.68

Balance, December 31, 2004	1,205,305	9.20
Granted	301,000	13.81
Forfeited	(2,066)	10.15
Exercised	(275,634)	5.79

Balance, December 31, 2005	1,228,605	11.09
Granted	210,500	24.48
Forfeited	(41,440)	15.44
Exercised	(265,906)	8.10

Balance, December 31, 2006	1,131,759	$14.12

	Number of Shares	Weighted- Average Exercise Price
Options exercisable at:
December 31, 2004	704,306	$7.41
December 31, 2005	621,757	$9.22
December 31, 2006	556,359	$10.93

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006:

Range of Exercise Price	Number Outstanding as of 12/31/06	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of 12/31/06	Wtd. Avg. Exercise Price of Exercisable Options
$ 2.93—$ 5.85	34,138	3.1	$5.32	34,138	$5.32
$ 5.85—$ 8.78	59,983	4.3	7.69	59,933	7.69
$ 8.78—$ 11.70	131,446	4.4	9.36	131,396	9.36
$11.70—$ 14.63	674,692	7.8	12.90	322,892	12.67
$14.63—$ 17.55	34,500	8.6	15.15	8,000	15.01
$17.55—$ 20.48	62,000	9.3	17.97	—	—
$26.33—$ 29.25	135,000	9.6	27.94	—	—

	1,131,759	7.4	$14.12	556,359	$10.93

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

Selected financial information related to these segments is as follows (in thousands):

	Cruise	Marine	Travel and Events	Insurance	Corporate and Other	Total
2006:
Revenues	$75,814	$46,614	$13,143	$8,848	$—	$144,419
Depreciation and amortization expense	3,355	554	283	—	32	4,224
Operating income (loss)	2,783	3,567	1,036	35	(6,155)	1,266
Interest and dividend income	364	—	560	887	2,012	3,823
Interest expense	(3,349)	(151)	—	—	—	(3,500)
Equity in net income and management fees received from investments accounted for by the equity method	—	(246)	264	—	—	18
Provision (benefit) for income taxes	99	1,330	(242)	318	(1,162)	343
Capital expenditures of property, equipment, and intangible assets	3,109	293	427	—	4	3,833
Goodwill	—	2,906	6,275	—	—	9,181
Other intangibles	—	3,409	—	—	—	3,409
Total assets	126,521	50,500	15,189	21,745	41,965	255,920

2005:
Revenues	$—	$758	$14,726	$11,456	$—	$26,940
Depreciation and amortization expense	—	206	997	—	29	1,232
Operating income (loss)	—	(61)	2,550	842	(3,207)	124
Interest and dividend income	—	—	389	579	2,085	3,053
Interest expense	—	(5)	—	—	—	(5)
Equity in net income and management fees received from investments accounted for by the equity method	—	(113)	1,162	—	—	1,049
Provision (benefit) for income taxes	—	(72)	1,501	476	(794)	1,111
Capital expenditures of property, equipment, and intangible assets	—	4,392	106	—	42	4,540
Goodwill	—	2,721	6,275	—	—	8,996
Other intangibles	—	—	—	—	1,325	1,325
Total assets	—	5,947	13,625	28,094	87,117	134,783

Ambassadors International, Inc.

Notes to Consolidated Financial Statements, Continued

	Cruise	Marine	Travel and Events	Insurance	Corporate and Other	Total
2004:
Revenues	$—	$—	$13,134	$5,602	$—	$18,736
Depreciation and amortization expense	—	—	853	—	37	890
Impairment loss and lease exit costs	—	—	2,627	—	—	2,627
Operating income (loss)	—	—	(1,030)	877	(2,348)	(2,501)
Interest and dividend income	—	—	155	232	1,125	1,512
Other-than-temporary decline in available-for-sale securities	—	—	—	—	942	942
Equity in net income and management fees received from investments accounted for by the equity method	—	—	291	—	4	295
Provision (benefit) for income taxes	—	—	(224)	365	229	370
Capital expenditures of property, equipment, and intangible assets	—	—	428	—	7	435
Goodwill	—	—	6,275	—	—	6,275
Total assets	—	—	13,874	24,783	91,004	129,661

18.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2006 and 2005 is as follows (in thousands, except per share data):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2006:
Revenues	$8,318	$29,663	$57,579	$48,859
Operating income (loss)	(3,272)	1,580	8,510	(5,552)
Net income (loss)	(1,720)	1,660	7,598	(1,911)
Earnings (loss) per share — basic	(0.16)	0.15	0.69	(0.17)
Earnings (loss) per share — diluted	(0.16)	0.15	0.66	(0.17)

2005:
Revenues	$7,981	$7,828	$6,374	$4,757
Operating income (loss)	1,903	834	(517)	(2,096)
Net income (loss)	1,519	1,344	428	(149)
Earnings (loss) per share — basic	0.15	0.13	0.04	(0.01)
Earnings (loss) per share — diluted	0.15	0.13	0.04	(0.01)

19.	Subsequent Event (unaudited)

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

See Notes to Financial Statements.

Incentive Travel, LLC

Statements of Income

(in thousands)

	Years Ended December 31,
	2005	2004	2003
	(unaudited)
Revenue	$3,781	$1,874	$3,474

Operating expenses:
Selling and tour promotion (including $463, $438 and $584 to a related party at 2005, 2004 and 2003, respectively; Note 3)	500	478	603
General and administrative (including $255, $165 and $ 293 to related parties at 2005, 2004 and 2003, respectively; Note 3)	1,015	668	730
License fees to a related party (Note 3)	445	421	561

	1,960	1,567	1,894

Operating income	1,821	307	1,580

Other income	42	15	20

Net income	$1,863	$322	$1,600

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

Notes to Financial Statements

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

Notes to Financial Statements

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

Notes to Financial Statements

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

AMBASSADORS INTERNATIONAL, INC.
(Registrant)

Date: May 9, 2007	By:	/s/ Brian R. Schaefgen
Brian R. Schaefgen,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Ueberroth Joseph J. Ueberroth	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	May 9, 2007

/s/ Brian R. Schaefgen Brian R. Schaefgen	Chief Financial Officer (Principal Financial and Accounting Officer)	May 9, 2007

* Brigitte M. Bren	Director	May 9, 2007

* James L. Easton	Director	May 9, 2007

* Rafer L. Johnson	Director	May 9, 2007

* Kevin M. Luebbers	Director	May 9, 2007

Signature	Title	Date

* John C. Spence	Director	May 9, 2007

* J. Fife Symington IV	Director	May 9, 2007

* Peter V. Ueberroth	Director	May 9, 2007

* Richard D.C. Whilden	Director	May 9, 2007

* By:	/s/ Brian R. Schaefgen
Brian R. Schaefgen
Attorney-in-Fact

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