Form 10-Q
period 2007-03-31
AMBASSADORS INTERNATIONAL INC
filed 2007-05-09
CIK 946842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 3, 2007 was 11,092,509.

AMBASSADORS INTERNATIONAL, INC.

FORM 10-Q QUARTERLY REPORT

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ambassadors International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$25,976	$8,246
Restricted cash	22,815	11,127
Available-for-sale securities	7,498	37,807
Accounts and other receivables, net of allowance of $1,049 and $918 in 2007 and 2006, respectively	26,439	25,077
Costs in excess of billings on construction contracts	7,869	7,061
Premiums receivable	12,982	14,549
Deferred policy acquisition costs	91	330
Reinsurance recoverable	1,628	2,152
Prepaid reinsurance premiums	70	252
Inventory	4,081	3,383
Deferred income taxes	1,614	1,606
Prepaid costs and other current assets	19,578	9,018

Total current assets	130,641	120,608
Property and equipment, net	122,879	118,630
Goodwill	9,181	9,181
Other intangibles	3,382	3,409
Deferred income taxes	297	297
Other assets	4,192	3,795

Total assets	$270,572	$255,920

Liabilities:
Current liabilities:
Accounts payable	$20,119	$18,270
Passenger and participant deposits	42,606	17,622
Accrued and other expenses	8,650	10,656
Billings in excess of costs on construction contracts	7,762	4,334
Loss and loss adjustment expense reserves	10,034	11,826
Unearned premiums	334	1,220
Deferred gain on retroactive reinsurance	7	19
Current portion of long term debt	4,399	4,417

Total current liabilities	93,911	68,364
Long term passenger and participant deposits	—	40
Long term debt, net of current portion	69,676	71,779

Total liabilities	163,587	140,183
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 10,842,509 and 10,838,179 shares issued and outstanding in 2007 and 2006, respectively	107	107
Additional paid-in capital	97,642	97,050
Retained earnings	8,231	17,877
Accumulated other comprehensive loss	1,005	703

Total stockholders’ equity	106,985	115,737

Total liabilities and stockholders’ equity	$270,572	$255,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Revenues:
Passenger ticket revenue	$4,668	$1,286
Onboard and other cruise revenue	547	109
Marine revenue	23,484	170
Travel, incentive and event related	3,524	4,269
Net insurance premiums earned	654	2,484

	32,877	8,318

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	1,812	719
Passenger expenses	759	350
Materials and services	3,035	896
Repairs and maintenance	317	114
Other cruise operating expenses	847	250

	6,770	2,329
Cost of marine revenue	19,444	—
Selling and tour promotion	6,768	1,539
General and administrative	11,320	4,844
Depreciation and amortization	1,560	470
Loss and loss adjustment expenses	378	1,365
Insurance acquisition costs and other operating expenses	337	1,043

	46,577	11,590

Operating loss	(13,700)	(3,272)

Other income (expense):
Interest and dividend income	692	941
Interest expense	(1,005)	(367)
Realized gain (loss) on sale of available-for-sale securities	(48)	12
Other, net	(190)	(74)

	(551)	512

Loss before benefit for income taxes	(14,251)	(2,760)
Benefit for income taxes	(5,689)	(1,040)

Net loss	$(8,562)	$(1,720)

Loss per share:
Basic	$(0.77)	$(0.16)
Diluted	$(0.77)	$(0.16)

Weighted-average common shares outstanding:
Basic	11,089	10,545
Diluted	11,089	10,545

Dividends per common share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(8,562)	$(1,720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,560	470
Foreign currency translation	244	—
Stock compensation expense	537	254
Undistributed earnings (losses) from equity investments	(553)	116
Loss on sale of available-for-sale securities	48	—
Deferred income tax provision	(40)	—
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts and other receivables	(1,362)	(2,485)
Costs in excess of billings on construction contracts	(808)	—
Premiums receivable	1,567	(1,060)
Deferred policy acquisition costs	239	62
Reinsurance recoverable	524	13
Prepaid insurance premiums	182	8
Inventory	(368)	(1,038)
Prepaid costs and other current assets	(9,383)	(979)
Other assets	148	148
Accounts payable and accrued and other expenses	(1,188)	(777)
Passenger and participant deposits	24,944	12,720
Billings in excess of costs on construction contracts	3,428	—
Loss and loss adjustment expense reserves	(1,792)	758
Unearned premiums	(886)	(89)
Deferred gain on retroactive reinsurance	(12)	(36)
Other liabilities	—	—

Net cash provided by operating activities	8,467	6,365

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	30,534	11,016
Purchase of available-for-sale securities	(183)	(7,739)
Restricted cash	(12,607)	(5,464)
Purchase of other investments	—	(250)
Cash paid for acquisitions of subsidiaries, net of cash received	—	(3,870)
Purchase of property and equipment	(5,782)	(1,501)

Net cash provided by (used in) investing activities	11,962	(7,808)

Cash flows from financing activities:
Proceeds from exercise of stock options	55	903
Dividends paid on common stock	(1,084)	(1,050)
Payment on debt	(2,121)	(1,204)
Restricted cash	451	—

Net cash used in financing activities	(2,699)	(1,351)

Net increase (decrease) in cash and cash equivalents	17,730	(2,794)
Cash and cash equivalents, beginning of period	8,246	17,716

Cash and cash equivalents, end of period	$25,976	$14,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Description of the Company and Basis of Presentation

The Company

Ambassadors International, Inc. (the “Company”) was founded in 1967 as a travel services company incorporated in Washington and reincorporated in Delaware in 1995. As of March 31, 2007, the Company operated through four wholly-owned subsidiaries: (i) Ambassadors, LLC (“Ambassadors”), which commenced operations in 1996; (ii) Cypress Reinsurance, Ltd (“Cypress Re”), which commenced operations in 2004; (iii) Ambassadors Marine Group, LLC (“AMG”), which commenced operations in 2006; and (iv) Ambassadors Cruise Group, LLC (“ACG”), which commenced operations in 2006. ACG formed an indirect wholly-owned subsidiary, Ambassadors International Cruise Group, LLC, for the purpose of acquiring Windstar Cruises in April 2007, as described in Note 11.

In January 2007, the Company realigned its business segments into the following four business segments: (i) cruise, which includes the operations of ACG, (ii) marine, which includes the operations of AMG, (iii) travel and events, which includes the operations of Ambassadors, and (iv) corporate and other, which consists of general corporate assets (primarily cash and cash equivalents and investments), the operations of Cypress Re and other activities which are not directly related to the Company’s cruise, marine and travel and events operating segments.

As of March 31, 2007, the following further describes the operations of the Company’s business segments:

•

Cruise—Operates Majestic America Line which consists of two North American river and coastal cruise companies, American West Steamboat Company (“American West”) and DQSC Operations, LLC (“Delta Queen”). ACG acquired American West on January 13, 2006 and the cruise-related assets of Delta Queen Steamboat Company, Inc. on April 25, 2006. American West operates a two-ship fleet that includes the 223-passenger Empress of the North and the 142-passenger Queen of the West. Delta Queen is America's oldest cruise line with its history dating back to 1890. Delta Queen operates a three-ship fleet that includes the 436-passenger American Queen®, the 412-passenger Mississippi Queen® and the 176-passenger Delta Queen®. The American Queen® was not in operation for the 2006 cruise season. The Mississippi Queen® has not been in operation since it was placed into drydock in November 2006. On June 12, 2006, ACG acquired the 48-passenger Executive Explorer, renamed Contessa, and on October 13, 2006, ACG acquired the 150-passenger Columbia Queen.

The 2007 cruise schedule includes cruises through Alaska’s Inside Passage onboard the Empress of the North and Contessa, and on the Columbia and Snake Rivers onboard the Empress of the North, Columbia Queen and Queen of the West. The Company also offers historical cruises onboard the American Queen®, Delta Queen® and Mississippi Queen® on many American rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas Rivers, with stops at many American historic cities, battle grounds and estates, including New Orleans, Memphis and St. Louis. Each of the Company’s cruises offers an onboard historian and naturalist and shore excursions to enhance passengers’ understanding of the wildlife, history and cultures of the areas traveled.

•

Marine—Includes marina design, management and development. This segment also includes shipyard operations, marina consulting and marina constructing services. On July 21, 2006, the Company acquired Bellingham Marine, a marina design and construction company which operates throughout the world.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements, Continued

•

Travel and Events—Develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. Provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. Develops, markets and distributes event portfolio management technology solutions for corporations and large associations.

•

Corporate and Other—Consists of general corporate assets (primarily cash and cash equivalents and investments), the operations of Cypress Re and other activities which are not directly related to our Cruise, Marine and Travel and Events segments. Cypress Re reinsures property and casualty risks written by licensed United States insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future periods.

The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Restricted Cash

The Company’s cruise passenger deposits are primarily received through credit card transactions. In 2006, the Company established a $9.6 million certificate of deposit with a bank in order to secure its processing of passenger deposits through credit cards. The certificate amount was negotiated between the Company and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve month period.

On March 27, 2007, the Company amended its credit facility with a bank to reduce its revolving line of credit from $20.0 million to $12.5 million. Additionally, the Company established a $12.5 million certificate of deposit with the bank in order to secure its outstanding letters of credit. The certificate amount was based on the Company’s current letters of credit outstanding.

As of March 31, 2007, the Company also has $0.6 million included in restricted cash which represents principal and interest payments made to a depository account which will be used to pay bondholders of a vessel’s debt semi-annually as required under its loan agreement.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements, Continued

Drydocking

The Company capitalizes drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock. Since drydocking occurs annually, the Company believes that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid and other current assets in the accompanying balance sheet and are amortized over the cruising season between scheduled drydockings. As of March 31, 2007, the Company had approximately $5.5 million in unamortized drydock costs that related to the 2007 season which are included in prepaid costs and other current assets in the accompanying balance sheet and will be amortized over the 2007 cruise season.

Accounting for Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS No. 123. In 2006, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of the Company’s plans, the Company was not required to record a cumulative effect related to its plans. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.

In the first three months of 2007, compensation cost included in general and administrative expense was approximately $0.2 million and $0.3 million for employee stock options and restricted stock, respectively, and $0.2 million and $0.1 million for the comparable period in the prior year. As of March, 31, 2007, there was approximately $0.4 million and $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under stock option plans expected for the remainder of 2007 and in future years through 2010, respectively. This expected cost does not include the impact of any future stock-based compensation awards.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants as of March 31, 2007 and 2006.

	2007	2006
Dividend yield	0.6%	2.2%
Expected volatility	60%	53%
Risk free interest rates	3.9%	4.7%
Expected option lives	4.5 years	4.0 years

Upon the adoption of SFAS 123R, expected volatility was based on historical volatilities. The risk-free interest rate is based on United States Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remain outstanding. The Company estimated forfeitures based on historical pre-vesting forfeitures and will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements, Continued

Dividends Declared

On September 2, 2003, the Company’s Board of Directors authorized a new dividend policy of paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The following dividends were declared in 2007 and 2006 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
2007:
March 12, 2007	March 19, 2007	$1,084

2006:
February 20, 2006	March 2, 2006	$1,050
May 22, 2006	June 1, 2006	1,065
August 16, 2006	August 31, 2006	1,072
November 14, 2006	November 28, 2006	1,085

The Company and its Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company's financial position and other conditions that may affect the Company's desire or ability to pay dividends in the future.

2.	Business Acquisitions and Investments

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina services company operating facilities in both the United States and Mexico. The purchase was completed in February 2005 for consideration of approximately $1.3 million in cash and the issuance of 184,717 shares of the Company’s common stock, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, the Company assumed a credit facility of approximately $1.6 million that the Company paid off in full on February 11, 2005. In connection with the acquisition, the Company was granted a twelve-month option to purchase a 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. In February 2006, BellPort acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc., a California corporation, for approximately $0.3 million, and extended its license agreement with BellPort Japan through 2010. The Company recorded its proportional share of the loss from BellPort Japan of approximately $0.1 million during the three months ended March 31, 2007. As of March 31, 2007, the Company had incurred losses on its investment up to the original investment amount, resulting in the investment balance being zero at the end of the period.

BellPort has a 50% ownership interest in Deer Harbor WI, LLC (“DHWI”). DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. The Company also recorded its proportional share of the losses from DHWI of approximately $51,000 and $58,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in other income. As of March 31, 2007, BellPort had a note receivable from DHWI for approximately $1.9 million that is classified in other assets in the accompanying balance sheet. The note is secured by a deed of trust on property and bears interest at a variable rate equal to the London Interbank Offered Rate plus 2.75% per year adjusted annually. As of December 31, 2006, the interest rate was 8.06%. All unpaid principal and accrued and unpaid interest is due no later than November 30, 2011.

The Company accounts for its investments in BellPort Japan and DHWI on the equity method.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements, Continued

3.	Reinsurance

In December 2003, the Company formed Cypress Re and registered it as a Class 3 Reinsurer pursuant to Section 4 of the Bermuda Monetary Authority Act to carry on business in that capacity subject to the provisions of the Bermuda Monetary Authority Act.

The Company reinsures property and casualty risks written by licensed United States insurers through its wholly-owned subsidiary, Cypress Re. The lines of business that are being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations. Members whose risk is reinsured under a program must meet certain loss control program qualifications. A member of a group must pass certain pre-qualification criteria that are part of the underwriting review by a third party.

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

In 2004, the Company transferred its investment interest in two insurance programs to Cypress Re. On March 29, 2004, Cypress Re entered into a reinsurance agreement that incorporated the terms and conditions of the above interest of these programs. The quota share reinsurance agreement covered a retroactive period from July 1, 2002 through March 29, 2004, as well as a prospective period from March 29, 2004 to June 30, 2004. The reinsurance agreement meets the requirements of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” and has both prospective and retroactive elements.

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

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As a result, unearned premium reserves, deferred policy acquisition costs and ceded prepaid reinsurance premiums of $0.3 million, $91,000 and $70,000, respectively, were recorded on the balance sheet as of March 31, 2007.

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. As of March 31, 2007, the deferred gain on retroactive reinsurance was $7,000 and Cypress Re recognized in income $11,000 and $35,000 of the previously deferred gain in March 31, 2007 and 2006, respectively.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements, Continued

As of March 31, 2007, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves of $0.6 million, $1.6 million and $1.1 million, respectively, related to retroactive reinsurance were recorded on the Company’s balance sheet. The March 31, 2007 loss and loss adjustment expense reserves balance includes $0.6 million for incurred but not reported claims.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable at March 31, 2007 is comprised of funds held in trust by the ceding company of approximately $12.5 million and deferred and not yet due premiums from the ceding company of approximately $0.5 million. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.

As of March 31, 2007, reinsurance recoverable and prepaid reinsurance premiums of $1.6 million and $70,000, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or nonperformance is limited to these amounts.

The effect of reinsurance on premiums written and earned for the three months ended March 31, 2007 was as follows (in thousands):

	Three Months Ended March 31,
	Written	Earned
Assumed	$(56)	$831
Ceded	5	(177)

Net premiums	$(51)	$654

As of March 31, 2007, the Company had issued approximately $10.7 million in letters of credit related to property and casualty insurance programs that expire at various dates through 2008.

4.	Inventory

The Company maintains inventory of fuel, supplies, souvenirs and food and beverage products. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of March 31, 2007 are as follows (in thousands):

Marine construction materials	$2,742
Food, souvenirs and supplies	1,015
Fuel	324

$4,081

5.	Long-term obligations

In conjunction with ACG’s acquisition of American West, the Company assumed approximately $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the United States Government through the United States Maritime Administration (“MARAD”) under Title XI, Merchant Marine Act, 1936, as amended and is secured by a First Preferred Ship Mortgage on the Empress of the North. Annual principal payments of approximately $1.8 million plus accrued interest are required through July 18, 2028.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements, Continued

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

In conjunction with the acquisition of Bellingham Marine, the Company assumed a $5.0 million line of credit with a bank. Interest is payable monthly at the bank's prime rate plus 0.25%. The line of credit is collateralized by inventory, accounts receivable, and equipment of Bellingham Marine. The agreement contains certain limitations and various financial covenants. On December 28, 2006, the line of credit was paid in full and the facility was terminated. Bellingham Marine also has a note payable to a bank, secured by property, payable in monthly installments of approximately $16,000 including interest at 8.245%, subject to certain limitations and various financial covenants, due May 10, 2010. As of March 31, 2007, the Company was in compliance with the financial covenants.

Bellingham Marine’s international operations has a $1.2 million line of credit with National Australia Bank Limited for its Australian subsidiary. Interest is payable monthly at 10.162%, and is collateralized by substantially all of the subsidiary’s assets, including any uncalled or unpaid capital. As of March 31, 2007, there were no borrowings on the line of credit. In addition, the international operations have six equipment contracts secured by the respective equipment payable in monthly installments aggregating approximately $6,000, including interest, through July 2010.

6.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(8,562)	$(1,720)
Change in unrealized gain on foreign currency translation	244	—
Change in unrealized gain on marketable equity securities, net of income tax expense of $32 and $152	58	243

	$(8,260)	$(1,477)

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements, Continued

7.	Loss Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share (“EPS”) computations and the number of dilutive securities (stock options) that were included in the dilutive EPS computation (in thousands, except per share amounts).

	Three Months Ended March 31,
	2007	2006
Net loss	$(8,562)	$(1,720)

Denominator:
Weighted-average shares outstanding — basic	11,089	10,545
Effect of dilutive common stock options	—	—

Weighted-average shares outstanding — diluted	11,089	10,545

Loss per share:
Basic	$(0.77)	$(0.16)

Diluted	$(0.77)	$(0.16)

8.	Common Stock Repurchase Program

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock in the open market or through private transactions, up to $20.0 million in the aggregate. In August 2006, our Board of Directors authorized an additional $10.0 million for the repurchase of our common stock in the open market or through private tractions, providing for an aggregate of $30.0 million. This repurchase program is ongoing and as of March 31, 2007, the Company has repurchased 1,051,500 shares for approximately $12.4 million. The Company made no repurchases during the three months ended March 31, 2007 and 2006.

9.	Business Segments

In January 2007, the Company realigned its business segments into the following four business segments: (i) cruise, which includes the operations of ACG; (ii) marine, which includes the operations of AMG; (iii) travel and events, which includes the operations of Ambassadors; and (iv) corporate and other, which will consist of general corporate assets (primarily cash and cash equivalents and investments), the insurance operations of Cypress Re and other activities that are not directly related to our cruise, marine and travel and events operating segments.

Summary of business segment information is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Revenue:
Cruise	$5,215	$1,395
Marine	23,484	170
Travel and Events	3,524	4,269
Corporate and Other	654	2,484

Total revenue	$32,877	$8,318

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements, Continued

	Three Months Ended March 31,
Operating income (loss):
Cruise	$(12,542)	$(3,674)
Marine	226	(67)
Travel and Events	361	1,428
Corporate and Other	(1,745)	(959)

Total operating loss	$(13,700)	$(3,272)

10.	Income Taxes

The Company recorded an income tax benefit of $5.7 million for the three months ended March 31, 2007, compared to tax benefit of $1.0 million for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007 was 39.9%, compared to a rate of 37.7% for the three months ended March 31, 2006.

In June, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no adjustment in its balance of unrecognized tax benefits. As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $0.7 million, of which, $0.4 million would affect the effective tax rate, if recognized. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2003; state and local income tax examinations before 2002; and foreign income tax examinations before 2002.

The Company is not currently under Internal Revenue Service (IRS), state, local or foreign jurisdiction tax examinations.

The Company’s continuing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $0.2 million for the accrual of interest and penalties which are included as a component of the $0.7 million unrecognized tax benefits noted above. During the three months ended March 31, 2007, the Company recognized approximately $5,000 in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, amounts accrued will be reduced and $10,000 will be reflected as a reduction of the overall income tax provision and $0.2 million will reduce non-current intangibles.

11.	Subsequent Events

On April 2, 2007, the Company acquired Windstar Cruises, an internationally-flagged small ship cruise line consisting of the three ships Wind Surf, Wind Spirit and Wind Star. The acquisition was accomplished through the Company’s newly-formed, indirect wholly-owned subsidiary, Ambassadors International Cruise Group, LLC. As a result of this acquisition, the Company’s cruise segment will include international cruise operations. The Company’s internationally-flagged cruise ships offer a total of 608 passenger berths.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements, Continued

On April 3, 2007, the Company issued $85.0 million of 3.75% Convertible Senior Notes due 2027 in a private offering. In connection with the offering, the Company granted the initial purchaser a 13-day option to purchase up to an additional $15.0 million aggregate principal amount of notes solely to cover over-allotments. On April 13, 2007, the purchaser exercised its over-allotment option to purchase $12.0 million aggregate principal amount of notes.

The notes are convertible into shares of Ambassadors International, Inc.’s common stock at an initial conversion rate of 17.8763 shares per $1,000 principal amount of the notes (which is equivalent to an initial conversion price of approximately $55.94 per share and represents a 25% premium to the closing share price on March 28, 2007), subject to adjustment upon the occurrence of certain events. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2007. The Company may redeem the notes in whole or in part after April 15, 2012. After April 20, 2010 and prior to April 15, 2012, the Company may redeem all or a portion of the notes value only if the price of the Company’s common stock reaches certain thresholds for a specified period of time. Holders of the notes may require the Company to purchase all or a portion of the notes, in cash, on April 15, 2012, April 15, 2017 and April 15, 2022 or upon the occurrence of certain fundamental changes specified in the purchase agreement. If a holder elects to convert notes in connection with a specified fundamental change that occurs prior to April 15, 2012, the Company will in certain circumstances increase the conversion rate by a specified number of additional shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

During 2006, our cruise segment consisted of the operations of four United States flagged cruise ships. Our United States cruise operations are conducted under our Majestic America Line brand. In 2007, we will operate seven United States flagged cruise ships under the Majestic America Line in North America, including the Empress of the North, Queen of the West, Columbia Queen, Contessa, American Queen®, Delta Queen® and Mississippi Queen®. Our United States flagged cruise ships offer a total of 1,587 passenger berths. We utilize passenger berths as our measurement of capacity on our ships. Each passenger berth represents a bed that can be sold to customers for overnight accommodations on our cruises.

On April 2, 2007, we acquired Windstar Cruises, an internationally-flagged small ship cruise line consisting of the three ships Wind Surf, Wind Spirit and Wind Star. These ships offer a total of 608 passenger berths.

Through our marine segment, we are a leading provider of marina design, manufacturing and construction services. We also offer marine operations, management and consulting services to marina owners. Our marine operations primarily consist of the operations of Bellingham Marine and Bellport Group.

Our travel and events segment operates under the Ambassadors, LLC brand. We provide event services to corporations, associations and trade show companies. In addition, we develop, market and manage performance improvement programs utilizing travel incentives and merchandise awards designed to achieve specific corporate objectives, including achieving sales goals, improving productivity and attracting and retaining qualified employees. Our clients include Fortune 1000 companies and other large and small businesses.

We also have a corporate and other segment, which includes general corporate assets (primarily cash and cash equivalents and investments), our reinsurance operations, which reinsures property and casualty risks written by licensed United States insurers in the categories of commercial auto liability, commercial physical damage and workers’ compensation associated with members of highly selective affinity groups or associations, and other activities that are not directly related to our cruise, marine, and travel and events operating segments.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the period. We evaluate our estimates and judgments, including those that affect our most critical accounting policies on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, within the framework of current accounting literature.

Our businesses are seasonal. Historically, we have recognized the majority of our operating results in the first three and six month periods of each fiscal year. As a result of the acquisitions within ACG, beginning in 2006 we will recognize the majority of our operating results in the second and third three month periods of our fiscal year which coincides with our cruising season. Our annual results would be adversely affected if our revenue were to be substantially below seasonal norms during the second and third three month periods of our fiscal year.

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

Passenger Ticket Revenue and Onboard and Other Cruise Revenues

We record passenger ticket revenue net of applicable discounts. We recognize passenger ticket revenue and related costs of revenue when the cruise is completed. We generally receive from our customers a partially refundable deposit within one week of booking a tour, with the balance typically remitted 60 days prior to the departure date. If customers cancel their trip, the nonrefundable portion of their deposit is recognized as revenue on the date of cancellation. Passenger revenue representing travel insurance purchased at the time of reservation is recognized upon the completion of the cruise or passenger cancellation, whichever is earlier and our obligation has been met. Onboard and other cruise revenue consisting of beverage and souvenir sales and optional shore excursions are deferred and recognized as revenue when the cruise is completed.

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

We recognize revenue from hotel reservation, registration and related travel services when the convention operates. We recognize revenue from the sale of merchandise when the merchandise is shipped, the service has been provided or when the redemption periods have expired. We defer revenue from pre-paid, certificate-based merchandise incentive programs until our obligations are fulfilled or upon management’s estimates (based upon historical trends) that it is remote that the certificate will be redeemed. We report these revenues on a net basis, reflecting the net effect of gross billings to the client less any direct program or merchandise costs.

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

License Fees

We recognize revenue from license fees based on a contracted percentage of total program receipts recorded from the licensing source.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. We expense as incurred the cost of maintenance and repairs that do not improve or extend the lives of the respective assets. We capitalize major additions and betterments. Our ships are capitalized and depreciated using the straight-line method over the expected useful life ranging up to 30 years, net of a residual value that generally is approximately 15%. Ship replacement parts are capitalized and depreciated upon being placed in service. Office and shop equipment is capitalized and depreciated using the straight-line method over the expected useful life of the equipment, ranging up to 10 years. We amortize leasehold improvements using the straight-line method over the lesser of the expected useful life of the improvement or the term of the related lease.

We perform reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in the statement of operations. Judgments and estimates made related to property and equipment are affected by factors such as economic conditions, changes in resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Drydocking

We capitalize drydocking costs as incurred and amortize such costs over the period to the next scheduled drydock. Since drydocking occurs annually, we believe that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid and other current assets in the accompanying balance sheet and are amortized over the cruising season between scheduled drydockings.

Goodwill and Intangible Assets

We test goodwill and intangible assets with indefinite useful lives for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and our strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. We use a discounted cash flow model to estimate the fair market value of each of our reporting units and indefinite lived intangibles when performing our impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. We established reporting units based on our current reporting structure. For purposes of testing goodwill for impairment, we allocated goodwill to these reporting units to the extent it related to each reporting unit. We amortize intangible assets with definite lives over their estimated useful lives and review them for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The majority of our intangible assets were assigned lives based on contract values associated with each intangible asset. We amortize our acquired intangible assets with definite lives over periods ranging from 5 to 20 years depending on the contract term where applicable.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs, commissions and other costs of acquiring insurance, that vary with and are primarily related to the production of new and renewal insurance. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. We consider anticipated investment income in determining the recoverability of these costs. At March 31, 2007, we believe our deferred policy acquisition costs are recoverable.

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

With respect to retroactive reinsurance contracts, the amount by which the liabilities associated with the reinsured policies exceed the amounts paid is amortized to income over the estimated remaining settlement period. We account for the effects of subsequent changes in estimated or actual cash flows by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction, with a corresponding charge or credit to income.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS

No. 123. In 2005, we used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. We adopted SFAS 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of our plans, we were not required to record a cumulative effect related to our plans. We also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.

Using the Black-Scholes-Merton formula to estimate the fair value of stock-based compensation requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, risk free interest rates, our dividend yield and the volatility of our common stock price over the expected term. Changes in the subjective assumptions can materially affect the estimate of fair value of stock based compensation and consequently, the related amount recognized on our consolidated statements of operations.

On November 10, 2005 the FASB issued FSP SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS 123R-3”). We elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at our adoption of SFAS 123R. In addition, in accordance with SFAS 123R, SFAS No. 109, “Accounting for Income Taxes,” and Emerging Issues Task Force Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. We measure the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109 which requires an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

We provide for income taxes based on our estimate of federal, state and foreign liabilities. Our estimates may include, among other items, effective rates for state and local income taxes, allowable tax credits, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Our estimates are based on the information available to us at the time that we prepare our income tax provision.

Effective January 1, 2007, we adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We believe our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50 percent probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

Pretax earnings of a foreign subsidiary or affiliate are subject to United States taxation when effectively repatriated. United States income taxes and foreign withholding taxes were not provided on undistributed earnings of foreign subsidiaries. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. It is not practical to determine the amount of undistributed earnings or income tax payable in the event we repatriate all undistributed foreign earnings. However, if these earnings were distributed to the United States in the form of dividends or otherwise, we would be subject to additional United States income taxes and foreign withholding taxes, offset by an adjustment for foreign tax credits.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED MARCH 31, 2006

Revenue

Total revenue for the three months ended March 31, 2007 was $32.9 million, compared to $8.3 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, the increase in revenue was primarily related to the increase in our marine revenue of $23.3 million related to the acquired operations of Bellingham Marine in July 2006 and our shipyard operations which commenced in April 2006. Our cruise-related revenue also increased $3.8 million due to operations acquired in 2006. These increases were partially offset by decreased revenue in our travel, incentive and event related revenue, as well as lower net insurance premiums earned.

We expect cruise-related revenues to increase substantially in 2007 as a result of both our recently completed acquisition of Windstar Cruises as well as the use of our Majestic America Line fleet. We also expect that in future periods the primary source of revenue from our marine segment will be attributable to the operations of Bellingham Marine.

Cruise Operating Expenses

Cruise operating expenses were $6.8 million for the three months ended March 31, 2007, compared to $2.3 million for the three months ended March 31, 2007. Cruise operating expenses represent direct expenses incurred with owning and operating our Majestic America Line, which consists of the American West cruise vessels acquired in January 2006 and the Delta Queen cruise vessels acquired in April 2006.

We expect cruise operating expenses to increase significantly in 2007 as a result of both our recently completed acquisition of Windstar Cruises as well as the use of our Majestic America Line fleet.

Cost of Marine Revenue

Cost of marine revenue was $19.4 million for the three months ended March 31, 2007, representing direct expenses incurred by our Bellingham Marine operations that commenced on July 21, 2006 and our shipyard operations that began on April 1, 2006. There was no comparable marine activity for the three months ended March 31, 2006. We expect marine operating expenses to increase significantly in 2007 as a result of a full year of our Bellingham Marine operations.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $6.8 million for the three months ended March 31, 2007, compared to $1.5 million for the comparable period in 2006. The increase is due to the additional selling and marketing expenses incurred by the cruise segment which began operations in January 2006.

We expect selling and tour promotion expenses to increase significantly in 2007 as a result of our recently completed acquisition of Windstar Cruises and a full year of operations of our Majestic America Line fleet acquired in 2006. In late 2006 we launched the Majestic America Line brand. We anticipate expanding our promotion of this brand in 2007 as well as increasing our advertising expenses to promote our full fleet of ships operating in 2007.

General and Administrative Expenses

General and administrative expenses were $11.3 million for the three months ended March 31, 2007, compared to $4.8 million for the three months ended March 31, 2006. The increase is due to the additional general and administrative expenses incurred by the cruise and marine segments that began operations in 2006.

We expect general and administrative expenses to increase significantly in 2007 as a result of our recently completed acquisition of Windstar Cruises, and a full year of operations in our new cruise and marine segments following the series of acquisitions completed in these segments throughout 2006.

Depreciation and Amortization

Depreciation and amortization expenses were $1.6 million for the three months ended March 31, 2007, compared to $0.5 million for the three months ended March 31, 2006. The increase is related to the additional depreciation expensed during the three months ended March 31, 2007 due to the property and equipment, predominantly consisting of cruise ships, acquired as a result of the acquisitions completed during 2006.

We expect depreciation expense to increase significantly in 2007 as a result of our recently completed acquisition of Windstar Cruises as well as a full year of recognizing depreciation associated with our Majestic America Line fleet acquired at various times during 2006.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $0.4 million for the three months ended March 31, 2007, compared to $1.4 million for the three months ended March 31, 2006. The decrease is related to the decrease in net insurance premiums earned in 2007 compared to 2006. We do not anticipate these costs to increase in 2007 as a result of not entering into any new agreements in 2006 or during the first three months of 2007.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $0.3 million for the three months ended March 31, 2007, compared to $1.0 million for the three months ended March 31, 2006. The decrease is related to the decrease in net insurance premiums earned in 2007 compared to 2006. We do not anticipate these costs to increase in 2007 as a result of not entering into any new agreements in 2006 or during the first three months of 2007.

Operating Loss

We recorded an operating loss of $13.7 million for the three months ended March 31, 2007, compared to $3.3 million in the comparable period in 2006. The change is the result of the changes described above.

Other Income (Expense)

Other expense for the three months ended March 31, 2007 was $0.6 million, compared to other income of $0.5 million for the three months ended March 31, 2006. The decrease was a result of the inclusion of interest expense of $1.0 million (up from approximately $0.4 million for the three months ended March 31, 2007) combined with decreased investment income related to the decrease in invested assets for the quarter ended March 31, 2007.

Income Taxes

We recorded an income tax benefit of $5.7 million for the three months ended March 31, 2007, compared to tax benefit of $1.0 million for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007 was 39.9%, compared to a rate of 37.7% for the three months ended March 31, 2006.

Net Loss

Net loss for the three months ended March 31, 2007 was $8.6 million, compared to net loss of $1.7 million for the comparable period in 2006. The change is the result of the changes described above.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our cash and cash equivalents and cash generated from our operating and financing activities. Net cash provided by operating activities for the three months ended March 31, 2007 was approximately $8.5 million, compared to $6.4 million for the three months ended March 31, 2006. The change in net cash primarily relates to timing differences in the collection of current assets and the payment of current liabilities, primarily related to an increase in passenger and participant deposits. This increase was partially offset by an increase in the net loss for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 combined with the increase in prepaid costs primarily related to drydocking activities within our cruise segment.

Net cash provided by investing activities for the three months ended March 31, 2007 was approximately $12.0 million as compared to net cash used in investing activities of $7.8 million for the three months ended March 31, 2006. The change is due to the timing differences in reinvesting matured securities and cash paid for acquisitions.

In 2007, we will incur significant capital expenditures and cost for improvements to and maintenance of our ships. We do not have any material commitments of capital expenditures in our marine, travel and events or insurance businesses in 2007.

On February 1, 2005, we acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina company operating facilities in both the United States and Mexico. The purchase was completed in February 2005 for consideration of approximately $1.3 million in cash and the issuance of 184,717 shares of our common stock, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, we assumed a credit facility of approximately $1.6 million which we paid off in full on February 11, 2005. In connection with the acquisition, we were granted a twelve month option to purchase a 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. In February 2006, BellPort acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc., a California corporation, for approximately $0.3 million and extended its license agreement with BellPort Japan through 2010.

On January 13, 2006, ACG acquired American West. Under the terms of the agreement, ACG acquired the membership interests of American West for one dollar, repaid debt of approximately $4.3 million and assumed approximately $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the United States Maritime Administration. In addition, the transaction consideration consisted of 250,000 shares of our restricted common stock, which is subject to forfeiture to us if certain future financial targets are not met during the four years following the close of the transaction.

On April 25, 2006, ACG acquired the cruise-related assets and liabilities of Delta Queen for $2.8 million in cash, the assumption of passenger deposits and the assumption of approximately $35.0 million of fixed-rate, 6.50% debt payable through 2020 and guaranteed by the United States Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of our common stock, to be granted to Delta Queen Steamboat Company, Inc. if certain future financial targets are met in any of the three years following the close of the transaction.

On February 13, 2006, BellPort purchased certain assets related to the Newport Harbor Shipyard for $0.5 million. Concurrent with the asset purchase, BellPort entered into a long term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011.

Net cash used in financing activities for the three months ended March 31, 2007 was approximately $2.7 million, compared to $1.4 million for the three months ended March 31, 2006. Activity for the three months ended March 31, 2007 and 2006 consisted of a $0.10 per share cash dividend paid to common stockholders and payments made on debt assumed in conjunction with our 2006 acquisitions. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period.

On September 2, 2003, our Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The following dividends have been declared in 2007 and 2006 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
2007:
March 12, 2007	March 19, 2007	$1,084

2006:
February 20, 2006	March 2, 2006	$1,050
May 22, 2006	June 1, 2006	1,065
August 16, 2006	August 31, 2006	1,072
November 14, 2006	November 28, 2006	1,085

We and our Board of Directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, our financial position and other conditions which may affect our desire or ability to pay dividends in the future.

In the ordinary course of business we may from time to time be required to enter into letters of credit related to our insurance programs and for our travel related programs with airlines, travel providers and travel reporting agencies. As of March 31, 2007, we have issued approximately $10.7 million in letters of credit related to property and casualty insurance programs which expire at various dates through 2008. As of March 31, 2007, we have issued approximately $0.9 million in letters of credit related to cruise business operations which expire in 2007. As of March 31, 2007, we have issued approximately $0.1 million in letters of credit related to travel and event business operations which expire at various dates through 2007.

Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 10% of loss and loss adjustment expense reserves, whichever is greater. As of March 31, 2007, Cypress Re has $4.1 million of contributed capital from us which is in excess of the required statutory capital and surplus of $1.0 million.

In November 1998, our Board of Directors authorized the repurchase of our common stock in the open market or through private transactions, up to $20.0 million, in the aggregate. In August 2006, our Board of Directors authorized an additional $10.0 million for the repurchase of our common stock in the open market or through private tractions, providing for an aggregate of $30.0 million. This repurchase program is ongoing and as of March 31, 2007. In 2006 and the first three months of 2007 we made no share repurchases. We do not believe that any future repurchases will have a significant impact on our liquidity.

We included in our annual report on Form 10-K for the fiscal year ended December 31, 2006 a contractual obligations table that outlines payments due from us or our subsidiaries under our long-term debt obligations and operating leases through 2012. During the three months ended March 31, 2007, no material changes in this information occurred outside the ordinary course of business.

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

Trends and Uncertainties

The results of operations and financial position of our business may be affected by a number of trends or uncertainties that have, or that we reasonably expect could have, a material effect on income from continuing operations, cash flows and financial position. Such trends and uncertainties include the repercussions of the war in Iraq or terrorist acts, our acquisition of or investment in complementary businesses and significant changes in estimates for potential claims or other general estimates related to our reinsurance business. We will also, from time to time, consider the acquisition of or investment in businesses, services and technologies that might affect our liquidity requirements.

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Such risks and uncertainties include, among others:

•	our ability to effectively and efficiently operate our cruise operations;

•	customer cancellation rates;

•	competitive conditions in the industries in which we operate;

•	marketing expenses;

•	extreme weather conditions;

•	timing of and costs related to acquisitions;

•	the impact of new laws and regulations affecting our business;

•	negative incidents involving cruise ships, including those involving the health and safety of passengers;

•	cruise ship maintenance problems;

•	reduced consumer demand for vacations and cruise vacations;

•	changes in fuel, food, payroll, insurance and security costs;

•	the availability of raw materials;

•	our ability to enter into profitable marina construction contracts;

•	changes in relationships with certain travel providers;

•	changes in vacation industry capacity;

•	the mix of programs and events, program destinations and event locations;

•	the introduction and acceptance of new programs and program and event enhancements by us and our competitors;

•	other economic factors and other considerations affecting the travel industry;

•	changes in United States maritime tax laws;

•	potential claims related to our reinsurance business; and

•	the potentially volatile nature of the reinsurance business.

The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission and the “Risk Factors” we included in that report.

Any of the factors described above could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

There have been no material changes in the reported market risks or the overall credit risk of our portfolio since December 31, 2006. See further discussion of these market risks and related financial instruments in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material pending legal proceedings. We are from time to time threatened or involved in litigation incidental to our business. We believe that the outcome of all current litigation will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 1A.	Risk Factors.

Item 1A of Part I of our Form 10-K for the fiscal year ended December 31, 2006 summarizes various material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock. Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline. There are no material changes to the risk factors set forth in the above-referenced report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Our sales of unregistered securities during the three months ended March 31, 2007 were disclosed in our Current Reports on Form 8-K

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits:

2.1	Purchase Agreement dated February 21, 2007 between Ambassadors International Cruise Group and HAL Antillen (1)

4.1	Ambassadors International, Inc. 3.75% Convertible Senior Notes Due 2027 Indenture dated April 3, 2007 (2)

4.2	Ambassadors International, Inc. 3.75% Convertible Senior Notes Due 2027 Registration Rights Agreement dated April 3, 2007 (2)

10.1	Purchase Agreement dated March 28, 2007 between Thomas Weisel Partners LLC and Ambassadors International, Inc. (2)

10.2	Amendment No. 1, dated as of March 27, 2007, to Loan Agreement dated as of September 1, 2006 by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A. (3)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Filed as an exhibit to our Form 8-K for February 21, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to our Form 8-K for March 28, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Form 8-K for March 27, 2007 and incorporated herein by reference.
(4)	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC.
(Registrant)

Date: May 8, 2007	By:	/s/ Brian R. Schaefgen
Brian R. Schaefgen,
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Purchase Agreement dated February 21, 2007 between Ambassadors International Cruise Group and HAL Antillen (1)

4.1	Ambassadors International, Inc. 3.75% Convertible Senior Notes Due 2027 Indenture dated April 3, 2007 (2)

4.2	Ambassadors International, Inc. 3.75% Convertible Senior Notes Due 2027 Registration Rights Agreement dated April 3, 2007 (2)

10.1	Purchase Agreement dated March 28, 2007 between Thomas Weisel Partners LLC and Ambassadors International, Inc. (2)

10.2	Amendment No. 1, dated as of March 27, 2007, to Loan Agreement dated as of September 1, 2006 by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A. (3)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Filed as an exhibit to our Form 8-K for February 21, 2007 and incorporated herein by reference.
(2)	Filed as an exhibit to our Form 8-K for March 28, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Form 8-K for March 27, 2007 and incorporated herein by reference.
(4)	Filed herewith.