Form 10-Q
period 2007-06-30
AMBASSADORS INTERNATIONAL INC
filed 2007-08-09
CIK 946842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of August 6, 2007 was 10,789,284.

AMBASSADORS INTERNATIONAL, INC.

FORM 10-Q QUARTERLY REPORT

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ambassadors International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$30,834	$8,246
Restricted cash	42,082	11,127
Available-for-sale securities	3,199	37,807
Accounts and other receivables, net of allowance of $1,108 at June 30, 2007 and $918 at December 31, 2006	40,382	25,077
Costs in excess of billings on construction contracts	6,625	7,061
Premiums receivable	11,939	14,549
Deferred policy acquisition costs	27	330
Reinsurance recoverable	1,243	2,152
Prepaid reinsurance premiums	24	252
Inventory	5,052	3,383
Deferred income taxes	1,583	1,606
Prepaid costs and other current assets (Note 5)	35,141	9,018

Total current assets	178,131	120,608
Property and equipment, net	222,223	118,630
Goodwill	9,181	9,181
Other intangibles	2,992	3,409
Deferred income taxes	307	297
Other assets	4,590	3,795

Total assets	$417,424	$255,920

Liabilities:
Current liabilities:
Accounts payable	$35,595	$18,270
Participant and passenger deposits	70,451	17,622
Accrued and other expenses	13,020	10,656
Billings in excess of costs on construction contracts	9,942	4,334
Loss and loss adjustment expense reserves	8,599	11,826
Unearned premiums	109	1,220
Deferred gain on retroactive reinsurance	—	19
Current portion of long-term debt	5,301	4,417

Total current liabilities	143,017	68,364
Long-term passenger and participant deposits	8	40
Long-term debt, net of current portion and net of discount of $2,767	163,621	71,779

Total liabilities	306,646	140,183

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 10,789,284 and 10,838,179 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	107	107
Additional paid-in capital	96,606	97,050
Retained earnings	12,917	17,877
Accumulated other comprehensive income	1,148	703

Total stockholders’ equity	110,778	115,737

Total liabilities and stockholders’ equity	$417,424	$255,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
Passenger ticket revenue	$39,800	$19,089	$44,468	$20,375
Onboard and other cruise revenue	7,391	2,680	7,938	2,789
Marine revenue	28,565	2,250	52,049	2,420
Travel, incentive and event related	4,476	3,108	8,000	7,377
Net insurance premiums earned	168	2,536	822	5,020

	80,400	29,663	113,277	37,981

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	8,951	3,739	10,763	4,458
Passenger expenses	3,459	1,670	4,218	2,020
Materials and services	14,853	4,458	17,888	5,354
Repairs and maintenance	4,434	832	4,751	946
Other cruise operating expenses	1,189	1,529	2,036	1,779

	32,886	12,228	39,656	14,557
Cost of marine revenue	22,007	1,082	41,451	1,082
Selling and tour promotion	9,180	3,654	15,948	5,193
General and administrative	14,283	7,716	25,603	12,559
Depreciation and amortization	3,128	921	4,688	1,392
Loss and loss adjustment expenses	96	1,492	474	2,857
Insurance acquisition costs and other operating expenses	181	990	518	2,033

	81,761	28,083	128,338	39,673

Operating (loss) income	(1,361)	1,580	(15,061)	(1,692)

Other income (expense):
Interest and dividend income	1,067	894	1,759	1,835
Interest expense	(2,190)	(728)	(3,195)	(1,095)
Realized gains (losses) on sale of available-for-sale securities	—	735	(48)	747
Other, net	574	146	384	72

	(549)	1,047	(1,100)	1,559

(Loss) income before (benefit) provision for income taxes	(1,910)	2,627	(16,161)	(133)
(Benefit) provision for income taxes	(7,680)	967	(13,369)	(73)

Net income (loss)	$5,770	$1,660	$(2,792)	$(60)

Earnings (loss) per share (Note 8):
Basic	$0.52	$0.15	$(0.25)	$(0.01)
Diluted	$0.48	$0.15	$(0.25)	$(0.01)

Weighted-average common shares outstanding:
Basic	11,083	10,898	11,086	10,597
Diluted	13,349	11,376	11,086	10,597

Dividends per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.

Condensed Consolidated Statements of Cash Flows (in thousands)

	Six Months Ended June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,792)	$(60)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,687	1,392
Amortization of convertible debt offering costs	164	—
Stock compensation expense	791	601
Undistributed earnings from equity investments	(221)	203
Foreign currency translation	395	—
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts and other receivables	(14,808)	(4,632)
Costs in excess of billings on construction contracts	436	—
Premiums receivable	2,610	(1,672)
Deferred policy acquisition costs	303	380
Reinsurance recoverable	909	(213)
Prepaid insurance premiums	228	127
Inventory	(704)	(1,519)
Prepaid costs and other current assets	(25,117)	(3,110)
Other assets	315	(13)
Accounts payable and accrued and other expenses	14,519	2,570
Participant and passenger deposits	29,831	18,067
Billings in excess of costs on construction contracts	5,608	—
Loss and loss adjustment expense reserves	(3,851)	1,740
Unearned premiums	(1,111)	(874)
Other	9	(83)

Net cash provided by operating activities	12,201	12,904

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	34,978	34,790
Purchase of available-for-sale securities	(335)	(15,041)
Restricted cash	(30,971)	1,834
Purchase of other investments	—	(250)
Cash paid for acquisitions of subsidiaries, net of cash received	(10,954)	(11,895)
Purchase of property and equipment	(11,117)	(1,771)

Net cash (used in) provided by investing activities	(18,399)	7,667

Cash flows from financing activities:
Proceeds from exercise of stock options	101	1,144
Proceeds from issuance of convertible notes	97,000	—
Proceeds from line of credit	1,045	—
Convertible debt offering costs	(3,281)	—
Repurchase of common stock	(1,577)	—
Common stock dividends paid	(2,168)	(2,115)
Payments on debt	(62,334)	(1,655)

Net cash provided by (used in) financing activities	28,786	(2,626)

Net increase in cash and cash equivalents	22,588	17,945
Cash and cash equivalents, beginning of year	8,246	17,716

Cash and cash equivalents, end of period	$30,834	$35,661

Non-Cash Investing and Financing Activities:

See Note 2 regarding the purchase of Windstar Cruises through assumption of debt.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Description of the Company and Basis of Presentation

The Company

Ambassadors International, Inc. (the “Company”) was founded in 1967 as a travel services company incorporated in Washington and reincorporated in Delaware in 1995. The Company operates through four wholly-owned subsidiaries: (i) Ambassadors, LLC (“Ambassadors”), which commenced operations in 1996; (ii) Cypress Reinsurance, Ltd (“Cypress Re”), which commenced operations in 2004; (iii) Ambassadors Marine Group, LLC (“AMG”), which commenced operations in 2006; and (iv) Ambassadors Cruise Group, LLC (“ACG”), which commenced operations in 2006. ACG formed wholly-owned subsidiary, Ambassadors International Cruise Group, LLC (“AICG”) which acquired Windstar Sail Cruises Limited (“Windstar Cruises”) in April 2007.

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

As of June 30, 2007, the following further describes the operations of the Company’s business segments:

•

Cruise – This segment operates Majestic America Line which consists of a North American river and coastal cruise company, American West Steamboat Company (“American West”). ACG acquired American West on January 13, 2006 and the cruise-related assets of Delta Queen Steamboat Company, Inc. on April 25, 2006. American West operates a seven-ship fleet that includes the 223-passenger Empress of the North, the 142-passenger Queen of the West, the 436-passenger American Queen®, the 412-passenger Mississippi Queen® and the 176-passenger Delta Queen®. The American Queen® was not in operation for the 2006 cruise season. The Mississippi Queen® has not been in operation since it was placed into drydock in November 2006. On June 12, 2006, ACG acquired the 48-passenger Executive Explorer, renamed Contessa, and on October 13, 2006, ACG acquired the 150-passenger Columbia Queen. On April 2, 2007, ACG, through its wholly-owned subsidiary, AICG, acquired Windstar Cruises, an international-flagged small ship cruise line that operates a three-ship fleet that includes the 312-passenger Wind Surf, 148-passenger Wind Spirit, and 148-passenger Wind Star.

The 2007 cruise schedule includes cruises through Alaska’s Inside Passage onboard the Empress of the North and Contessa, and on the Columbia and Snake Rivers onboard the Empress of the North, Columbia Queen and Queen of the West. The Company also offers historical cruises onboard the American Queen®, Delta Queen® and Mississippi Queen® on many American rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas Rivers, with stops at many American historic cities, battle grounds and estates, including New Orleans, Memphis and St. Louis. Each of the Company’s cruises offers an onboard historian and naturalist and shore excursions to enhance passengers’ understanding of the wildlife, history and cultures of the areas traveled. Beginning in April 2007, the Company’s 2007 cruise schedule also includes destinations in the Greek Isles, Caribbean Islands and Costa Rica and cruises on the Mediterranean, the Adriatic, and the Panama Canal on one of the three Windstar Cruises ships.

•

Marine – This segment includes marina design, management and development. It also includes shipyard operations, marina consulting and marina construction services. On July 21, 2006, the Company acquired Bellingham Marine, a marina design and construction company which operates throughout the world.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

•

Travel and Events – This segment develops, markets, and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. It provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. It also develops, markets, and distributes event portfolio management technology solutions for corporations and large associations.

•

Corporate and Other – This segment consists of general corporate assets (primarily cash and cash equivalents and investments), the operations of Cypress Re and other activities which are not directly related to our cruise, marine or travel and events segments. Cypress Re reinsures property and casualty risks written by licensed United States insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.

Seasonality

The Company’s businesses are seasonal. Historically, the majority of the Company’s operating results were recognized in the first and second quarters of each fiscal year. As a result of the acquisitions within the Company’s cruise segment and the size of its cruise operations in relation to its overall operations, the Company expects that the majority of its operating results will be recognized in the second and third quarters of each fiscal year, which coincides with the cruising season within this new segment. The Company’s future annual results could be adversely affected if its revenue were to be substantially below seasonal norms during the second and third quarters of the year.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future periods.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain reclassifications have been made to the 2006 condensed consolidated financial statements to conform to the 2007 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K, as amended, for the year ended December 31, 2006.

Restricted Cash

The Company’s cruise passenger deposits are primarily received through credit card transactions. In 2006, the Company established a $9.6 million certificate of deposit with a bank in order to secure its processing of passenger deposits through credit cards. As of June 30, 2007, the Company had $18.4 millon of additional restricted cash held by a bank in cash equivalents and a certificate of deposit as additional amounts required to secure processing of passenger deposits through credit cards. The restricted amounts were negotiated between the Company and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

On March 27, 2007, the Company amended its credit facility with a bank to reduce its revolving line of credit from $20.0 million to $12.5 million and established a $12.5 million certificate of deposit with the bank to secure its outstanding letters of credit. The certificate amount was based on the Company’s current letters of credit outstanding.

As of June 30, 2007, the Company also had $1.5 million included in restricted cash, which represented principal and interest payments made to a depository account which will be used to pay bondholders of a vessel’s debt semi-annually as required under its loan agreement.

Drydocking

The Company capitalizes drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock. The Company believes that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid and other current assets and in long-term assets in the accompanying balance sheet and are amortized over the cruising season between scheduled drydockings. As of June 30, 2007, the Company had approximately $6.8 million in unamortized drydock costs that related to the 2007 season, of which, approximately $6.2 million is included in prepaid costs and other current assets and approximately $0.6 million is included in other long-term assets in the accompanying balance sheet and will be amortized over the period to the next scheduled drydock.

Accounting for Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No.123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123R is similar to the fair value approach described in SFAS No. 123. In 2006, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS No. 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of the Company’s plans, the Company was not required to record a cumulative effect related to its plans. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.

The following table details the stock-based compensation costs included in general and administrative expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Compensation cost related to stock options	$154	$190	$368	$342
Compensation cost related to restricted stock	100	157	423	259

Total stock-based compensation costs	$254	$347	$791	$601

As of June 30, 2007, total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the stock option plans expected for the remainder of 2007 and in future years through 2011, respectively, were approximately $0.2 million and $0.3 million. This expected cost does not include the impact of any future stock-based compensation awards.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants as of June 30, 2007 and 2006:

	2007	2006
Dividend yield	0.6%	1.7%
Expected volatility	60%	54%
Risk free interest rates	3.9%	5.1%
Expected option lives	4.5 years	4.0 years

The expected volatility is based on historical volatilities. The risk-free interest rate is based on United States Treasury zero-coupon issue with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remain outstanding. The Company estimated forfeitures based on historical pre-vesting forfeitures and will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

In May 2007, the Company’s stockholders approved an amendment and restatement of the Company’s 2005 Incentive Award Plan (the “Plan”) to (i) increase the maximum number of shares of the Company’s common stock that may be issued under the Plan from 600,000 to 1,200,000 shares, (ii) increase the maximum number of shares of common stock with respect to one or more awards that may be granted to any participant during any calendar year from 200,000 to 500,000 shares, (iii) increase the maximum amount that may be paid in cash pursuant to performance or incentive awards from $500,000 to $2,000,000 and (iv) revise the definition of “Fair Market Value” to equal the closing price of the Company’s common stock quoted on the Company’s listing exchange on the date an award is granted.

Dividends Declared

On September 2, 2003, the Company’s Board of Directors authorized a new dividend policy of paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The following dividends were declared in 2007 and 2006 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
2007:
March 12, 2007	March 19, 2007	$1,084
May 21, 2007	May 31, 2007	1,084

2006:
February 20, 2006	March 2, 2006	$1,050
May 22, 2006	June 1, 2006	1,065
August 16, 2006	August 31, 2006	1,072
November 14, 2006	November 28, 2006	1,085

The Company and its Board of Directors continually review the dividend policy to evaluate conditions that may affect the Company's desire or ability to pay dividends, which are declared at the discretion of the Board of Directors. In August 2007, the Company and its board of directors reviewed its dividend policy and chose not to declare a quarterly dividend for the next quarter of 2007.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which allows an entity to voluntarily choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008. The Company has not yet completed is evaluation of the potential impact of adopting SFAS No. 159 on its consolidated financial statements.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008. The Company has not yet completed its evaluation of the potential impact of adopting SFAS No. 157 on its consolidated financial statements.

2.	Business Acquisitions and Investments

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina services company operating facilities in both the United States and Mexico. The purchase was completed in February 2005 for the consideration of approximately $1.3 million in cash and the issuance of 184,717 shares of the Company’s common stock, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, the Company assumed a credit facility of approximately $1.6 million that the Company paid off in full on February 11, 2005. In connection with the acquisition, the Company was granted a twelve-month option to purchase a 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. In February 2006, BellPort acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc., a California corporation, for approximately $300,000, and extended its license agreement with BellPort Japan through 2010. The Company recorded its proportional share of the loss from BellPort Japan of approximately $100,000 during the six months ended June 30, 2007. As of March 31, 2007, the Company had incurred losses on its investment up to the original investment amount, resulting in the investment balance being zero at the end of the period. The Company is not required to contribute any funds to support the operation of this investee.

BellPort has a 50% ownership interest in Deer Harbor WI, LLC (“DHWI”). DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. The Company recorded its proportional share of the losses from DHWI of approximately $26,000 and $77,000 for the three and six months ended June 30, 2007, respectively, and $39,000 and $97,000 for the three and six months ended June 30, 2006, respectively, which are included in other income, net. As of June 30, 2007 and December 31, 2006, BellPort had a note receivable from DHWI for approximately $1.9 million and $1.9 million, respectively, that is classified in other assets in the accompanying balance sheet. The note is secured by a deed of trust on property and bears interest at a variable rate equal to the London Interbank Offered Rate plus 2.75% per year, adjusted annually. As of December 31, 2006, the interest rate was 8.06%. All unpaid principal and accrued and unpaid interest is due no later than November 30, 2011.

The Company accounts for its investments in BellPort Japan and DHWI on the equity method.

In order to expand its cruise offerings to include international cruise offerings, on April 2, 2007, the Company, through its wholly-owned subsidiary AICG, completed its acquisition of all of the issued and outstanding shares of Windstar Cruises from HAL Antillen N.V. (“HAL Antillen”), a unit of Carnival Corporation, plc. Under the terms of the purchase agreement, the Company paid approximately $11.3 million in cash, $60 million in seller financing and assumed approximately $28.5 million in liabilities. The $60 million in seller financing was payable over ten years at 7% and was collateralized by each of the three Windstar Cruises’ ships.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

The Windstar Cruises purchase price was approximately $72.1 million. The following table summarizes the components of the Windstar Cruises purchase price (in thousands):

Cash consideration	$11,289
Seller financing	60,000
Acquisition costs incurred	802

Purchase price	$72,091

The final purchase price is dependent on the final valuation of the assets acquired, which has not been completed, and the actual final direct acquisition costs.

In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are based on management’s estimates. The following table summarizes the preliminary estimated fair value of net assets acquired (in thousands):

Total assets acquired	$100,615
Liabilities assumed	(28,524)

Net assets acquired	$72,091

On April 18, 2007, the Company paid off $60 million in seller financing and accrued interest of $0.1 million using proceeds from its convertible senior notes offering discussed in note 5 “Long-term obligations.”

The following pro forma information presents the Company’s summarized results of operations for the six months ended June 30, 2007 as if the acquisition of Windstar Cruises had occurred as of January 1, 2007 instead of April 2, 2007:

	As Reported	Pro Forma Windstar Cruises	Pro Forma Combined
Revenues	$113,277	$17,463	$130,740

Net loss	$(2,792)	$1,080	$(1,712)

Loss per share – basic	$(0.25)		$(0.15)

Loss per share – diluted	$(0.25)		$(0.15)

3.	Reinsurance

In December 2003, the Company formed Cypress Re and registered it as a Class 3 Reinsurer pursuant to Section 4 of the Bermuda Monetary Authority Act to carry on business in that capacity subject to the provisions of that Act.

The Company reinsures property and casualty risks written by licensed United States insurers through Cypress Re. The lines of business that are being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations. Members whose risk is reinsured under a program must meet certain loss control program qualifications. A member of a group must pass certain pre-qualification criteria that are part of the underwriting review by a third party.

The assumed reinsurance transactions are typically reinsured through a quota share agreement in which Cypress Re agrees to accept a certain fixed percentage of premiums written from the ceding company and in general assumes the same percentage of purchased reinsurance, direct acquisition costs and ultimate incurred claims.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

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

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As a result, unearned premium reserves, deferred policy acquisition costs and ceded prepaid reinsurance premiums of $0.1 million, $27,000 and $24,000, respectively, were recorded on the balance sheet as of June 30, 2007.

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. As of June 30, 2007, the deferred gain on retroactive reinsurance was fully amortized and Cypress Re recognized in income $19,000 and $100,000 of the previously deferred gain on June 30, 2007 and 2006, respectively.

As of June 30, 2007, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves of $0.6 million, $1.2 million and $1.0 million, respectively, related to retroactive reinsurance were recorded on the Company’s balance sheet. The June 30, 2007 loss and loss adjustment expense reserves balance includes $0.7 million for incurred but not reported claims.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable at June 30, 2007 consists of funds held in trust by the ceding company of approximately $11.3 million and deferred and not yet due premiums from the ceding company of approximately $0.6 million. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2007, reinsurance recoverable and prepaid reinsurance premiums of $1.2 million and $24,000, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or non-performance is limited to these amounts.

The effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2007 was as follows (in thousands):

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Written	Earned	Written	Earned
Assumed	$(11)	$213	$(68)	$1,044
Ceded	2	(45)	7	(222)

Net premiums	$(9)	$168	$(61)	$822

As of June 30, 2007, the Company had issued approximately $10.7 million in letters of credit related to property and casualty insurance programs that expire at various dates through 2008.

4.	Inventory

The Company maintains inventory of fuel, supplies, souvenirs and food and beverage products. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30, 2007	December 31, 2006
Marine construction materials	$2,439	$2,796
Food, souvenirs and supplies	1,969	330
Fuel	644	257

	$5,052	$3,383

5.	Prepaid costs and other current assets

The components of prepaid costs and other current assets as of June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30, 2007	December 31, 2006
Current portion of prepaid drydocking costs	$6,217	$2,912
Prepaid program and tour costs	2,064	1,670
Current portion of prepaid offering costs	81	—
Income tax receivable	17,443	2,524
Other prepaid costs and other current assets	9,336	1,912

	$35,141	$9,018

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

6.	Long-term obligations

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

In conjunction with the acquisition of Bellingham Marine, in July 2006, the Company assumed a $5.0 million line of credit with a bank. Interest was payable monthly at the bank's prime rate plus 0.25%. The line of credit was collateralized by inventory, accounts receivable, and equipment of Bellingham Marine. The agreement contained certain limitations and various financial covenants. On December 28, 2006, the line of credit was paid in full and the facility was terminated. Bellingham Marine has a note payable to a bank with a balance of $2.1 million at June 30, 2007, secured by property, payable in monthly installments of approximately $16,000 including interest at 8.245%, subject to certain limitations and various financial covenants, due May 10, 2010. As of June 30, 2007, the Company was in compliance with the financial covenants.

Bellingham Marine’s international operations have a $1.2 million line of credit for its Australian subsidiary with National Australia Bank Limited. Interest is payable monthly at 10.162%, and is collateralized by substantially all of the subsidiary’s assets, including any uncalled or unpaid capital. As of June 30, 2007, there were approximately $1.0 million in borrowings on the line of credit. In addition, the international operations have six equipment contracts secured by the respective equipment payable in monthly installments aggregating approximately $6,000, including interest, through July 2010.

On April 3, 2007, the Company closed the sale of $97.0 million of 3.75% Convertible Senior Notes due 2027 (“Notes”) to Thomas Weisel Partners LLC (“Initial Purchaser”), in a private offering, pursuant to a purchase agreement dated March 28, 2007. A portion of the proceeds from the sale of the Notes was used to retire the $60 million in seller financing incurred in connection with the acquisition of Windstar Cruises as discussed in note 2 “Business Acquisitions and Investments.” The remaining proceeds are to be used for general corporate purposes and future growth of the Company.

The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 17.8763 shares per $1,000 principal amount of the Notes (which is equivalent to an initial conversion price of approximately $55.94 per share), subject to adjustment upon the occurrence of certain events. Interest on the Notes is payable semi-annually in arrears on April 15 and on October 15 in each year, commencing October 15, 2007. The Company may redeem the Notes in whole or in part after April 15, 2012. After April 20, 2010 and prior to April 15, 2012, the Company may redeem all or a portion of the Notes only if the price of the Company’s common stock reaches certain thresholds for a specified period of time. Holders of the Notes may require the Company to purchase all or a portion of the Notes, in cash, on April 15, 2012, April 15, 2017 and April 15, 2022 or upon the occurrence of specified fundamental changes (as defined in the purchase agreement dated March 28, 2007). If a holder elects to convert Notes in connection with a specified fundamental change that occurs prior to April 15, 2012, the Company will in certain circumstances increase the conversion rate by a specified number of additional shares.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

7.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$5,770	$1,660	$(2,792)	$(60)
Change in unrealized gain on foreign currency translation	150	—	395	—
Change in unrealized gain on available-for-sale securities, net of income tax expense of $0, $121, $32 and $273	(7)	208	51	451

	$5,913	$1,868	$(2,346)	$391

8.	Earnings (Loss) Per Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS includes the effect of any potential shares outstanding, which for the Company is comprised of dilutive stock options and convertible senior notes. The dilutive effect of stock options is calculated using the treasury method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The dilutive effect of the convertible senior notes is calculated by adding back interest expense and amortized offering costs, net of taxes, that would not have been incurred assuming conversion. There are no stock options with option prices that would not be dilutive for the three and six months ended June 30, 2007. The diluted EPS for the three months ended June 30, 2007 includes the effect of conversion of the Convertible Senior Notes into the Company’s common shares as if the conversion occurred as of the dates of issuance in April 2007. The dilutive EPS for the six months ended June 30, 2007, does not include the dilutive effect of conversion of the convertible senior notes into the Company’s common shares since it would be anti-dilutive. The table below details the components of the basic and diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$5,770	$1,660	$(2,792)	$(60)
Add: Interest expense on convertible debt, net of tax	528	—	—	—
Add: Amortized offering costs, net of tax	100	—	—	—

Earnings (loss) used to calculate diluted EPS	$6,398	1,660	(2,792)	(60)

Denominator:
Weighted-average shares outstanding — basic	11,083	10,898	11,086	10,597
Effect of dilutive securities:
Stock options	610	478	—	—
Convertible Senior Notes	1,656	—	—	—

Weighted-average shares outstanding — diluted	13,349	11,376	11,086	10,597

Earnings (loss) per share:
Basic	$0.52	$0.15	$(0.25)	$(0.01)

Diluted	$0.48	$0.15	$(0.25)	$(0.01)

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

9.	Common Stock Repurchase Program

In November 1998, the Board of Directors of the Company authorized the repurchase of the Company’s common stock in the open market or through private transactions, up to $20.0 million in the aggregate. In August 2006, the Company’s’ Board of Directors authorized an additional $10.0 million for the repurchase of the Company’s common stock in the open market or through private transactions, providing for an aggregate of $30.0 million. This repurchase program is ongoing and as of June 30, 2007, the Company had repurchased 1,102,650 shares for approximately $14.0 million. The Company repurchased 51,150 shares during the three and six months ended June 30, 2007 for approximately $1.6 million. The Company made no purchases during the three and six months ended June 30, 2006.

10.	Business Segments

In January 2007, the Company realigned its business segments into the following four business segments: (i) cruise, which includes the operations of ACG; (ii) marine, which includes the operations of AMG; (iii) travel and events, which includes the operations of Ambassadors; and (iv) corporate and other, which consists of general corporate assets (primarily cash and cash equivalents and investments), the insurance operations of Cypress Re and other activities that are not directly related to the Company’s cruise, marine and travel and events operating segments.

Summary of business segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Cruise	$47,191	$21,769	$52,406	$23,164
Marine	28,565	2,250	52,049	2,420
Travel and events	4,476	3,108	8,000	7,377
Corporate and other	168	2,536	822	5,020

Total revenue	$80,400	$29,663	$113,277	$37,981

Operating income (loss):
Cruise	$(2,982)	$2,241	$(15,524)	$(1,433)
Marine	1,595	248	1,821	181
Travel and events	1,272	132	1,633	1,560
Corporate and other	(1,246)	(1,041)	(2,991)	(2,000)

Total operating (loss) income	$(1,361)	$1,580	$(15,061)	$(1,692)

	June 30, 2007	December 31, 2006
Total assets:
Cruise	$270,973	$126,521
Marine	57,669	50,500
Travel and events	17,334	15,189
Corporate and other	71,448	63,710

Total assets	$417,424	$255,920

11.	Income Taxes

The Company recorded an income tax benefit of $7.7 million and $13.4 million for the three and six months ended June 30, 2007, respectively, compared to a tax expense of $1.0 million and a tax benefit of $73,000, respectively, for the three and six months ended June 30, 2006. The effective tax benefit rate for the six months ended June 30, 2007 was 82.7%, compared to a rate of 55.0% for the six months ended June 30, 2006. The effective tax rate change is primarily related to the preferential tax treatment associated with the international operation of ships.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no adjustment in its balance of unrecognized tax benefits. As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $0.7 million, of which $0.4 million would affect the effective tax rate, if recognized. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

The Company and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2003; state and local income tax examinations before 2002; and foreign income tax examinations before 2002.

The Company is not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations.

The Company’s continuing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $0.2 million for the accrual of interest and penalties which are included as a component of the $0.7 million unrecognized tax benefits noted above. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits, including related interest, accordingly. In the second quarter of 2007, those adjustments were not significant. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, amounts accrued will be reduced and $23,000 will be reflected as a reduction of the overall income tax provision and $0.2 million will reduce non-current intangibles.

12.	Commitments and Contingencies

On October 20, 2006, approximately 20 passengers of the Mississippi Queen® became sick with a stomach illness which was later determined to be a case of norovirus. The cruise stopped sailing two days earlier than originally scheduled in order to inspect and clean the ship. The ship was released and began operations for the next scheduled cruise on October 25, 2006 and again stopped operation on October 27, 2006 due to the same norovirus on additional passengers. The Company cancelled two additional weeks of cruise sailings in order to further inspect and clean the ship. The Company received $0.6 million related to insurance recoveries under its business interruption insurance which is recorded in other income as of June 30, 2007. The Company is in the process of seeking additional insurance related recoveries with respect to these incidents; however, due to the uncertainty regarding the claims, no additional amounts were recorded as expected to be received as of June 30, 2007.

On May 14, 2007, the Empress of the North ran aground in Southeast Alaska. As a result, the ship was in dry dock for damage inspection and repairs for approximately seven weeks. No passengers or crew were injured during the incident. As of June 30, 2007, the Company recorded in cruise operating expenses approximately $5.2 million in costs associated with ship repairs, passenger relocation and crew expenses incurred as a result of the incident. These expenses are offset by estimated insurance recoveries of $4.1 million which is recorded in accounts and other receivables in the accompanying balance sheet. The Company estimates that the overall negative impact of the cancelled revenue related to this incident is approximately $6.2 million. As of June 30, 2007, the Company estimates the net negative impact on cruise operating income from the cancelled sailings to be approximately $4.4 million, which includes the lost revenue and incident related expenses, net of the insurance recovery, and costs savings from non-operation of the ship. The Company is in the process of seeking additional insurance related recoveries with respect to this incident; however, due to the uncertainty regarding the claims, no additional amounts were recorded as expected to be received as of June 30, 2007.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements

The Company is from time to time threatened or involved in litigation incidental to its business. The Company believes that the outcome of all current litigation will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

13.	Subsequent Event

Since 1968, Congress has granted the Delta Queen® eight consecutive exemptions from the Safety at Sea Act requirement because of fire prevention and safety enhancements made to the ship and the historic status of the Delta Queen®. The current exemption has been extended to November 1, 2008. The Company’s ability to operate the Delta Queen® was dependent upon retaining the current Congressional exemption and obtaining additional exemptions subsequent to 2008. In July 2007, the Company was made aware that the Congressional exemption would not be extended beyond 2008 and announced 2008 as the farewell season for the Delta Queen®. The Company reviewed the remaining vessel value of the Delta Queen® for impairment. Management evaluated the recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and the Company’s strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. The Company used a discounted cash flow model using assumptions including expected revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. Based on the analysis performed, the Company believes that the remaining vessel value on the Delta Queen® is recoverable and no impairment charge has been recorded as of June 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2006, as amended.

We are a cruise, marine and travel and events company. Our cruise operations are conducted under our Majestic America Line brand and Windstar Cruises. Our Majestic America Line is a domestic provider of overnight passenger cruises along the inland rivers and coastal waterways of North America. Our Windstar Cruises operates three motor-sail yachts that offer sailings in the Caribbean, Europe, the Americas and the Greek Isles.

Through our marine business, we are a global provider of marina design and construction services. Our marine business also offers marine operations, management and consulting services to marina owners. Our travel and events business provides event and travel services to corporations, associations and trade show companies.

During 2006, our cruise segment consisted of the operations of four United States-flagged cruise ships. Our United States cruise operations are conducted under our Majestic America Line brand. In 2007, the seven United States-flagged cruise ships were under the Majestic America Line in North America, including the Empress of the North, Queen of the West, Columbia Queen, Contessa, American Queen®, Delta Queen® and Mississippi Queen®. In 2007, we operated six of the seven ships under the Majestic America Line. The Mississippi Queen® will not operate in 2007 and 2008 will be the farewell season for the Delta Queen®. Our United States-flagged cruise ships offer a total of 1,587 passenger berths. We utilize passenger berths as our measurement of capacity on our ships. Each passenger berth represents a bed that can be sold to customers for overnight accommodations on our cruises.

On April 2, 2007, we acquired Windstar Cruises, an international-flagged small ship cruise line consisting of the three ships Wind Surf, Wind Spirit and Wind Star. These ships offer a total of 608 passenger berths.

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

Our corporate and other segment includes general corporate assets (primarily cash and cash equivalents and investments), our reinsurance operations, which reinsures property and casualty risks written by licensed United States insurers in the categories of commercial auto liability, commercial physical damage and workers’ compensation associated with members of highly selective affinity groups or associations, and other activities that are not directly related to our cruise, marine, and travel and events operating segments.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the period. We evaluate our estimates and judgments, including those that affect our most critical accounting policies, on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, within the framework of current accounting literature.

Our businesses are seasonal. Prior to 2006, we recognized the majority of our operating results in the first three and six month periods of each fiscal year. However, as a result of the acquisitions within ACG during 2006 and 2007, we have begun to recognize the majority of our operating results in the second and third three month periods of our fiscal year which coincides with our cruising season. Our annual results would be adversely affected if our revenue were to be substantially below seasonal norms during the second and third three month periods of our fiscal year.

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

We recognize shipyard related revenue on the percentage-of-completion method based on the completion and delivery of services performed.

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

Drydocking

We capitalize drydocking costs as incurred and amortize such costs over the period to the next scheduled drydock. We believe that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid and other current assets and in long-term assets in the accompanying balance sheet and are amortized over the cruising season between scheduled drydockings.

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

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs, commissions and other costs of acquiring insurance, that vary with and are primarily related to the production of new and renewal insurance. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. We consider anticipated investment income in determining the recoverability of these costs. At June 30, 2007, we believe our deferred policy acquisition costs are recoverable.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No.123R is similar to the fair value approach described in SFAS No. 123. In 2005, we used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. We adopted SFAS No. 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of our plans, we were not required to record a cumulative effect related to our plans. We also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.

Use of the Black-Scholes-Merton formula to estimate the fair value of stock-based compensation requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, risk-free interest rates, our dividend yield and the volatility of our common stock price over the expected term. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on our consolidated statements of operations.

On November 10, 2005, the FASB issued FASB Staff Position SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS No.123R-3”). We elected to adopt the alternative transition method provided in SFAS No. 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at our adoption of SFAS No. 123R. In addition, in accordance with SFAS No. 123R, SFAS No. 109, “Accounting for Income Taxes,” and Emerging Issues Task Force Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. We measure the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, which requires an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

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

Windstar Cruises is primarily engaged in the international operations of ships. Generally, income from the international operation of ships is subject to preferential tax regimes in the countries where the ship owning companies are incorporated and exempt from income tax in other countries where the ships call due to the application of income tax treaties or, in the case of the U.S., Section 883 of the Internal Revenue Code. Income we earn that is not associated with the international operation of ships, primarily the transportation, hotel and tour business of Windstar Cruises, is subject to income tax in the countries where such income is earned.

We believe that substantially all of Windstar’s Cruises’ income, with the exception of our U.S. source income principally from the transportation, hotel and tour business, was derived from, or incidental to, the international operation of ships, and is therefore exempt from U.S. federal income taxes. Section 883 is the primary provision upon which we rely to exempt most of our international ship operation earnings from U.S. income taxes. Accordingly, our provision for income taxes includes taxes on a portion of our ship operating income that is derived from U.S. source transportation, hotel and tour income.

If we were found not to qualify for exemption pursuant to applicable income tax treaties or under the Internal Revenue Code or if the income tax treaties or Internal Revenue Code were to be changed in a manner adverse to us, a portion of Windstar Cruises’ income could become subject to taxation.

Effective January 1, 2007, we adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” We are subject to United States federal income tax as well as income tax of multiple state and foreign jurisdictions. We believe our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50 percent probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2007 TO THE THREE MONTHS ENDED JUNE 30, 2006

Revenue

Total revenue for the three months ended June 30, 2007 was $80.4 million, compared to $29.7 million for the three months ended June 30, 2006. For the quarter ended June 30, 2007, the increase in revenue was primarily related to increases within our marine and cruise operations. Our marine revenues increased $26.3 million related to the operations of Bellingham Marine that we acquired in July 2006. Our cruise revenue increased $25.4 million due to the operations acquired throughout 2006 and the Windstar Cruises acquisition in April 2007. During the quarter ended June 30, 2007, we operated nine ships compared to four ships operated during the quarter ended June 30, 2006. Our travel, incentive and event related revenue also increased $1.4 million due to an increase in business volume compared to the second quarter of 2006. These increases were partially offset by decreased net insurance premiums earned due to decreased business in 2007.

Cruise Operating Expenses

Cruise operating expenses were $32.9 million for the three months ended June 30, 2007 compared to $12.2 million for the three months ended June 30, 2006. The increase in cruise operating expenses is related to the increase in ships operated in each period.

Cost of Marine Revenue

Cost of marine revenue was $22.0 million for the three months ended June 30, 2007 compared to $1.1 million for the three months ended June 30, 2006. Prior period expenses did not include the Bellingham Marine operations since they began on July 21, 2006.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $9.2 million for the three months ended June 30, 2007 compared to $3.7 million for the three months ended June 30, 2006. The increase is due to the additional selling and marketing expenses incurred by the cruise segment which included the Windstar Cruises acquisition in April 2007.

General and Administrative Expenses

General and administrative expenses were $14.3 million for the three months ended June 30, 2007 compared to $7.7 million for the three months ended June 30, 2006. The increase is due to the additional general and administrative expenses incurred by the cruise and marine operations acquired in 2006 and the acquisition of Windstar Cruises in April 2007.

Depreciation and Amortization

Depreciation and amortization expenses were $3.1 million for the three months ended June 30, 2007 compared to $0.9 million for the three months ended June 30, 2006. The increase is related to the additional depreciation expense during the three months ended June 30, 2007 due to the increase in property and equipment, predominantly consisting of vessels, acquired as a result of the acquisitions completed during 2006 and 2007.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $0.1 million for the three months ended June 30, 2007, compared to $1.5 million for the three months ended June 30, 2006. The decrease is related to the decrease in net insurance premiums earned in 2007 compared to 2006.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $0.2 million for the three months ended June 30, 2007, compared to $1.0 million for the three months ended June 30, 2006. The decrease is related to the decrease in net insurance premiums earned in 2007 compared to 2006.

Operating (Loss) Income

We recorded an operating loss of $1.4 million for the quarter ended June 30, 2007, compared to an operating income of $1.6 million for the quarter ended June 30, 2006. The change is the result of the changes described above.

Other Income (Expense)

Other expense for the three months ended June 30, 2007 was $0.5 million, compared to other income of $1.0 million for the three months ended June 30, 2006. The decrease was mainly the result of approximately $0.4 million of additional interest expense related to long-term debt assumed in our cruise acquisitions consummated in the first and second quarters of 2006 and $1.0 million of interest expense on our convertible notes issued in April 2007. In the second quarter of 2006, we were favorably impacted by realized gains of $0.7 million resulting from sales of available-for-sale securities: no comparable activity was completed in the second quarter of 2007. These decreases in other income were partially offset by $0.6 million of insurance recoveries in 2007 under our business interruption insurance on the Mississippi Queen® relating to the norovirus incident which occurred in October 2006.

Income Taxes

We recorded an income tax benefit of $7.7 million for the three months ended June 30, 2007, compared to tax an income tax benefit of $1.0 million for the three months ended June 30, 2006. The effective tax benefit rate for the three months ended June 30, 2007 was 402.1%, compared to a rate of 36.8% for the three months ended June 30, 2006. The change in the effective tax benefit rate is primarily related to the tax treatment associated with our international operations, primarily related to Windstar Cruises which was acquired in April 2007. We believe that substantially all of Windstar Cruises’ income, with the exception of our U.S. source income principally from the transportation, hotel and tour business, was derived from, or incidental to, the international operation of ships, and is therefore exempt from U.S. federal income taxes.

Net Income

Net income for the three months ended June 30, 2007 was $5.8 million, compared to $1.7 million for the comparable period in 2006. The change is the result of the changes described above.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2007 TO THE RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006

Revenue

Total revenue for the six months ended June 30, 2007 was $113.3 million, compared to $38.0 million for the six months ended June 30, 2006. The increase in revenue for the six months ended June 30, 2007, was primarily from an increase of $49.6 million in revenue from our marine segment which includes our Bellingham Marine operations that commenced July 2006 and our shipyard operations that commenced April 2006, and an increase of $29.2 million in revenues from our cruise segment. Approximately, $20.3 million increase in the cruise segment was due to the addition of Windstar Cruises which we acquired in April 2007. As of June 30, 2007, we operated nine ships compared to four ships as of June 30, 2006. Based on the increase in ships operated, we increased passengers carried and occupancy percentages in 2007 as compared to 2006. Our travel, incentive and event related revenue also increased $0.6 million during the six months ended June 30, 2007 compared to the comparable period in 2006 due to an increase in business volume. These increases were partially offset by lower net insurance premiums earned, as a result of decreased business in 2007.

We expect cruise-related revenues to increase substantially in 2007 as a result of Windstar Cruises’ operations as well as the use of our Majestic America Line fleet. We also expect that in future periods the primary source of revenue from our marine segment will be attributable to the operations of Bellingham Marine.

Cruise Operating Expenses

Cruise operating expenses were $39.7 million for the six months ended June 30, 2007 compared to $14.6 million for the six months ended June 30, 2006. The increase in cruise operating expenses is due to the increase in ships operated, passengers carried and overall ship operating days in 2007 compared to 2006. In addition, $12.2 million of the increase is due to the cruise operating expenses related to Windstar Cruises’ ships we acquired in April 2007.

We expect cruise operating expenses to increase significantly in 2007 as a result of Windstar Cruises as well as the use of our Majestic America Line fleet.

Cost of Marine Revenue

Cost of marine revenue was $41.5 million for the six months ended June 30, 2007 compared to $1.1 million for the three and six months ended June 30, 2006. Cost of marine revenue during the six months ended June 30, 2006 included cost of revenue for three months of shipyard operations which began in April 2006 and none for the Bellingham Marine operations which began on July 21, 2006.

We expect marine operating expenses to increase significantly in 2007 as a result of a full year of our Bellingham Marine operations.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $15.9 million for the six months ended June 30, 2007 compared to $5.2 million for the six months ended June 30, 2006. The increase is due to the additional selling and marketing expenses incurred by the cruise segment which included Windstar Cruises which was acquired in April 2007.

We expect selling and tour promotion expenses to be significantly higher in 2007 compared to 2006 as a result of our recently completed acquisition of Windstar Cruises and a full year of operations of our Majestic America Line fleet acquired at various times during 2006. In late 2006, we launched the Majestic America Line brand. We anticipate expanding our promotion of this brand in 2007 as well as increasing our advertising expenses to promote our full fleet of ships operating in 2007.

General and Administrative Expenses

General and administrative expenses were $25.6 million for the six months ended June 30, 2007 compared to $12.6 million for the six months ended June 30, 2006. The increase is due to the additional general and administrative expenses incurred by the cruise and marine segments that began operations in 2006, including Windstar Cruises which was acquired in April 2007.

We expect general and administrative expenses to increase significantly in 2007 as a result of our recently completed acquisition of Windstar Cruises, and a full year of operations in our new cruise and marine segments following the series of acquisitions completed during 2006.

Depreciation and Amortization

Depreciation and amortization expenses were $4.7 million for the six months ended June 30, 2007 compared to $1.4 million for the six months ended June 30, 2006. The increase is related to the additional depreciation expense from the increase in property and equipment, predominantly consisting of vessels, acquired as a result of the acquisitions completed during 2006 and 2007.

We expect depreciation expense to increase significantly in 2007 as a result of our recently completed acquisition of Windstar Cruises as well as a full year of recognizing depreciation associated with our Majestic America Line fleet acquired at various times during 2006.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $0.5 million for the six months ended June 30, 2007, compared to $2.9 million for the six months ended June 30, 2006. The decrease is related to the decrease in net insurance premiums earned in 2007 compared to 2006. We do not anticipate these costs to increase in 2007 as a result of not entering into any new agreements in 2006 or during the first six months of 2007.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $0.5 million for the six months ended June 30, 2007, compared to $2.0 million for the six months ended June 30, 2006. The decrease is related to the decrease in net insurance premiums earned in 2007 compared to 2006. We do not anticipate these costs to increase in 2007 as a result of not entering into any new agreements in 2006 or during the first six months of 2007.

Operating Loss

We recorded an operating loss of $15.0 million for the six months ended June 30, 2007, compared to $1.7 million for the six months ended June 30, 2006. The change is the result of the changes described above.

Other Income (expense)

Other expense for the six months ended June 30, 2007 was $1.1 million, compared to other income of $1.6 million for the six months ended June 30, 2006. The decrease was a result of an increase in interest expense related to long-term debt assumed in our cruise acquisitions consummated in the first and second quarters of 2006 and interest expense on our convertible notes issued in April 2007. During the six months ended June 30, 2006, we were favorably impacted by realized gains of $0.7 million resulting from sales of available-for-sale securities, as compared to a $48,000 loss realized during the comparable period in 2007. These decreases in other income were partially offset by $0.6 million of insurance recoveries in 2007 under our business interruption insurance on the Mississippi Queen® relating to the norovirus incident which occurred in October 2006.

Income Taxes

We recorded an income tax benefit of $13.4 million for the six months ended June 30, 2007, compared to tax benefit of $0.1 million for the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2007 was 82.7%, compared to a rate of 55.0% for the six months ended June 30, 2006. The change in the effective tax benefit rate is primarily related to the tax treatment associated with our international operations, primarily related to Windstar Cruises which was acquired in April 2007. We believe that substantially all of Windstar Cruises’ income, with the exception of our U.S. source income principally from the transportation, hotel and tour business, was derived from, or incidental to, the international operation of ships, and is therefore exempt from U.S. federal income taxes.

Net Loss

Net loss for the six months ended June 30, 2007 was $2.8 million, compared to $60,000 for the comparable period in 2006. The change is the result of the changes described above.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our cash and cash equivalents and cash generated from our operating and financing activities.

Net cash provided by operating activities for the six months ended June 30, 2007 was approximately $12.2 million, compared to $12.9 million for the six months ended June 30, 2006. The change in net cash primarily relates to timing differences in the collection of current assets and the payment of current liabilities, primarily related to an increase in passenger and participant deposits. This increase was partially offset by an increase in the net loss for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 combined with an increase in prepaid costs primarily related to drydocking activities within our cruise segment.

Net cash used in investing activities for the six months ended June 30, 2007 was approximately $18.4 million as compared to net cash provided by investing activities of $7.7 million for the six months ended June 30, 2006. The change is due to the timing differences in reinvesting matured securities, cash paid for acquisitions and the increase in restricted cash.

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

On April 25, 2006, ACG acquired the cruise-related assets and liabilities of Delta Queen for $2.8 million in cash, the assumption of passenger deposits and the assumption of approximately $35.0 million of fixed-rate, 6.50% debt payable through 2020 and guaranteed by the United States Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of our common stock, to be granted to Delta Queen Steamboat Company, Inc. if certain future financial targets are met in any of the three years following the close of the transaction. No shares related to the contingent consideration were issued in 2006.

On February 13, 2006, BellPort purchased certain assets related to the Newport Harbor Shipyard for $0.5 million. Concurrent with the asset purchase, BellPort entered into a long term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011.

On April 2, 2007, ACG, through its wholly-owned subsidiary, AICG acquired Windstar Cruises for $11.3 million in cash, $60 million in seller financing and assumed approximately $28.5 million in liabilities. The $60 million in seller financing was subsequently paid off on April 17, 2007, with the proceeds from the convertible note offering by which we had raised $97.0 million in April 2007. The 3.75% senior convertible notes are due on April 15, 2027. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 in each year, commencing October 15, 2007. The notes are convertible into shares of Ambassadors’ common stock, par value $0.01 per share, at an initial conversion rate of 17.8763 shares per $1,000 principal amount of the notes (which is equivalent to an initial conversion price of approximately $55.94 per share), subject to adjustment upon the occurrence of certain events. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 in each year, commencing October 15, 2007. We may redeem the notes in whole or in part after April 15, 2012. We may also redeem all or a portion of the notes after April 20, 2010 and prior to April 15, 2012, only if the price of our common stock reaches certain thresholds for a specified period of time. Holders of the notes may require us to purchase all or a portion of the notes, in cash, on April 15, 2012, April 15, 2017 and April 15, 2022 or upon the occurrence of specified fundamental changes as defined in the purchase agreement dated March 28, 2007. If a holder elects to convert Notes in connection with a specified fundamental change that occurs prior to April 15, 2012, we will in certain circumstances increase the conversion rate by a specified number of additional shares.

Net cash provided by financing activities for the six months ended June 30, 2007 was approximately $28.8 million, compared to $2.6 million used in financing activities for the six months ended June 30, 2006. Net cash provided by financing activity in 2007 included $97.0 million from our convertible debt offering offset by $60.1 million used to repay the seller financing debt incurred in the acquisition of Windstar Cruises and related accrued interest and $3.3 million toward payment of convertible debt offering costs. Activity for the six months ended June 30, 2007 and 2006 also consisted of cash dividends totaling $0.20 per share paid to common stockholders in each six-month period. In August 2007, we and our board of directors reviewed our dividend policy and approved the suspension of the quarterly dividend for the remainder of 2007.

On September 2, 2003, our Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The following dividends have been declared in 2007 and 2006 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
2007:
March 12, 2007	March 19, 2007	$1,084
May 21, 2007	May 31, 2007	1,084

2006:
February 20, 2006	March 2, 2006	$1,050
May 22, 2006	June 1, 2006	1,065
August 16, 2006	August 31, 2006	1,072
November 14, 2006	November 28, 2006	1,085

We and our Board of Directors continually review the dividend policy to evaluate conditions that may affect our desire or ability to pay dividends, which are declared at the discretion of the Board of Directors. In August 1007, we and our Board of Directors reviewed our dividend policy and chose not to declare a quarterly dividend for the next quarter of 2007.

In the ordinary course of business we may from time to time be required to enter into letters of credit related to our insurance programs and for our travel related programs with airlines, travel providers and travel reporting agencies. As of June 30, 2007, we had outstanding approximately $10.7 million in letters of credit related to property and casualty insurance programs which are scheduled to expire at various dates through 2008. As of June 30, 2007, we had outstanding approximately $0.9 million in letters of credit related to cruise business operations which expire in the second half of 2007. As of June 30, 2007, we had outstanding approximately $0.1 million in letters of credit related to travel and event business operations that expire at various dates through the second half of 2007.

Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 10% of loss and loss adjustment expense reserves, whichever is greater. As of June 30, 2007, Cypress Re had $4.1 million of contributed capital from us, which is in excess of the required statutory capital, and surplus of $1.0 million.

In November 1998, our Board of Directors authorized the repurchase of up to an aggregate of $20.0 million of our common stock in the open market or through private transactions. In August 2006, our Board of Directors authorized an additional $10.0 million for the repurchase of our common stock in the open market or through private tractions, providing for an aggregate of $30.0 million. This repurchase program is ongoing and as of June 30, 2007, we had repurchased 1,102,650 shares for approximately $14.0 million. We repurchased 51,150 shares and no shares during the six months ended June 30, 2007 and 2006, respectively. We do not believe that any future repurchases will have a significant impact on our liquidity.

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

The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position as of June 30, 2007:

	Payments Due by Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt and other obligations	$266,344	$12,237	$25,105	$51,018	$177,984
Operating leases	4,836	1,925	2,611	300	—

Total contractual cash obligations	$271,180	$14,162	$27,716	$51,318	$177,984

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

The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our annual report on Form 10-K for the year ended December 31, 2006, as amended, filed with the Securities and Exchange Commission and the “Risk Factors” we included in that report.

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

We are exposed to changes in financial market conditions in the normal course of business due to our use of certain financial instruments. Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates and equity prices.

There have been no material changes in the reported market risks or the overall credit risk of our portfolio since December 31, 2006. See further discussion of these market risks and related financial instruments in our annual report on Form 10-K for the year ended December 31, 2006, as amended.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to any material pending legal proceedings. We are from time to time threatened or involved in litigation incidental to our business. We believe that the outcome of all current litigation will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 1A.	Risk Factors.

Item 1A of Part I of our Form 10-K for the year ended December 31, 2006, as amended. summarizes various material risks that investors should carefully consider before deciding to buy or maintain an investment in our securities. Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline. During the quarter ended June 30, 2007, we sold of an aggregate of $97.0 million of 3.75% Convertible Senior Notes maturing on April 15, 2027 (“Notes”) to Thomas Weisel Partners LLC. Risks associated with or resulting from the Notes offering include:

•

The price of our common stock, and therefore the price of the Notes, may fluctuate significantly, which may make it difficult for holders to resell our convertible notes or our common stock when desired or at attractive prices.

•	Changes in our credit ratings or the financial and credit markets could adversely affect the market price of our notes and our common stock.

•	Conversion of the notes could dilute the ownership of existing stockholders.

•	Provisions of the notes could discourage an acquisition of us by a third party.

•

Since the Notes are effectively subordinated in right of payment to all of our current and future secured indebtedness and to all secured and unsecured liabilities of our subsidiaries, our ability to satisfy our obligations under the Notes may be limited. As of June 30, 2007, we had approximately $168.9 million of debt outstanding and the aggregate amount of indebtedness including the $97.0 million in convertible debt and other liabilities of our subsidiaries of approximately $137.8 million (excluding intercompany liabilities and liabilities of a type not required to be recorded on the balance sheet in accordance with GAAP). The indenture governing the notes does not prohibit our subsidiaries from incurring indebtedness in the future.

•

In addition, our ability to service our debt is limited since we are dependent on our subsidiaries for our operating cash flows. Our subsidiaries are separate legal entities and have no obligation, contingent or otherwise, to pay any amount due pursuant to the Notes or to make any funds available for that purpose.

•

We may not have the ability to repurchase or redeem the notes when required under the terms of the notes. The entire outstanding principal amount of the Notes or a portion of it may be payable in cash by us during the term of the Notes or at maturity. We cannot assure you that we will have sufficient financial resources or be able to arrange financing to pay the repurchase price of the notes on any date that we would be required to do so under the terms of the notes. In addition, if we did not have sufficient cash to meet our obligations, while we could seek to obtain third-party financing to pay for any amounts due in cash upon such events, third-party financing may not be available on commercially reasonable terms, if at all.

•

There are no financial covenants in the indenture and we are not restricted from paying dividends or issuing or repurchasing our securities under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. As of June 30, 2007, we had approximately $168.9 million of debt outstanding and the aggregate amount of indebtedness including the $97.0 million in convertible debt and other liabilities of our subsidiaries of approximately $137.8 million (excluding intercompany liabilities and liabilities of a type not required to be recorded on the balance sheet in accordance with GAAP). We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt, including the notes offered hereby, or that future working capital, borrowings or equity financing will be available to pay or refinance any such debt.

•

We are not restricted from issuing additional shares of common stock during the life of the notes. If we issue additional shares of common stock, the price of our common stock, and in turn, the price of the notes may decline.

•

The registration rights agreement that we entered into with the holders of the Notes requires that we cause a shelf registration statement covering the resale of the Notes and the underlying shares of common stock to be declared effective by October 30, 2007 and remain effective until the earlier of April 3, 2009 or the date those securities are no longer deemed registrable securities within the meaning of the registration rights agreement. If we fail to meet those obligations, additional interest will accrue as follows: (a) 0.25% of the aggregate principal amount of the Notes per annum to and including the 90th day after the registration default; and (b) 0.50% of the aggregate principal amount of the notes per annum from and after the 91st day after the registration default. If Notes that are registrable securities are converted into shares of common stock that are restricted securities, any additional interest will accrue on such shares at the rates described above, applied to the conversion price at that time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2007 and April 12, 2007, we sold an aggregate of $97.0 million of 3.75% Convertible Senior Notes maturing on April 15, 2027 (“Notes”) to Thomas Weisel Partners LLC, in a private offering, pursuant to a purchase agreement dated March 28, 2007. A portion of the proceeds from the sale of Notes was used to retire the $60 million in seller financing incurred in connection with the acquisition of Windstar Cruises. The remaining proceeds are to be used for general corporate purposes and future growth of our company.

The Notes are convertible into shares of our common stock at an initial conversion rate of 17.8763 shares per $1,000 principal amount of the Notes (which is equivalent to an initial conversion price of approximately $55.94 per share), subject to adjustment upon the occurrence of certain events. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 in each year, commencing October 15, 2007. We may redeem the Notes in whole or in part after April 15, 2012. We may redeem all or a portion of the Notes after April 20, 2010 and prior to April 15, 2012, only if the price of our common stock reaches certain thresholds for a specified period of time. Holders of the Notes may require us to purchase all or a portion of the Notes, in cash, on April 15, 2012, April 15, 2017 and April 15, 2022 or upon the occurrence of specified fundamental changes (as defined in the purchase agreement dated March 28, 2007). If a holder elects to convert Notes in connection with a specified fundamental change that occurs prior to April 15, 2012, we will in certain circumstances increase the conversion rate by a specified number of additional shares.

Exemption from the registration provisions of the Securities Act of 1933 for the transaction described above is claimed under Section 4(2) of the Securities Act of 1933, among others, based in part on representations made by the Initial Purchaser in the purchase agreement. The purchaser represented that it is an institutional accredited investor (as defined under the Securities Act of 1933) and agreed not to resell Notes or the shares underlying the Notes except to those it reasonably believes to be “qualified institutional buyers” in accordance with Rule 144A under the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders on May 11, 2007, the following matters were voted upon and approved:

(a)	Election of Directors to hold office for a three-year term or until their respective successors are duly elected and qualified:

Nominee	Votes For	Votes Withheld
J. Fife Symington, IV	9,677,759	48,148
Peter V. Ueberroth	9,573,111	152,796
Richard D.C. Whilden	9,677,759	48,148

(b)	Appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 31, 2007:

Votes For	Against	Abstain	Broker Non-Vote
9,667,398	9,954	48,555	0

(c)	Approval of an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 20,000,000 to 40,000,000 shares:

Votes For	Against	Abstain	Broker Non-Vote
9,024,759	644,911	56,237	0

(d)	Approval of an amendment to certificate of incorporation to limit foreign ownership of our capital stock:

Votes For	Against	Abstain	Broker Non-Vote
9,024,759	644,911	56,237	0

(e)	Approval of our Amended and Restated 2005 Incentive Award Plan

Votes For	Against	Abstain	Broker Non-Vote
9,666,320	11,082	48,505	0

Item 5.	Other Information.

On August 7, 2007, we issued a press release discussing our company’s results for the three and six months ended June 30, 2007. A copy of the press release is attached to this Quarterly Report on Form 10-Q as Exhibit 99.1.

On August 8, 2007, we discussed our company’s results for the three and six months ended June 30, 2007 in a conference call. A transcript of this conference call is attached to this Quarterly Report on Form 10-Q as Exhibit 99.2.

Item 6.	Exhibits.

(a)	Exhibits:

4.1	Indenture dated as of April 3, 2007 between Ambassadors and Wells Fargo Bank National Association, as Trustee (1)

4.2	Registration Rights Agreement dated April 3, 2007 between Ambassadors and Thomas Weisel Partners (1)

4.3	Form of Global Note (incorporated by reference to the Indenture dated as of April 3, 2007 between Ambassadors and Wells Fargo Bank National Association incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 3, 2007) (1)

10.1	Purchase Agreement dated March 28, 2007 between Ambassadors and Thomas Weisel Partners (1)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Press release dated August 7, 2007 (2)

99.2	Earnings call transcript (2)

(1)	Filed as an exhibit to our Current Report on Form 8-K filed April 3, 2007 for March 28, 2007 and incorporated herein by reference.
(2)	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC.
(Registrant)

Date: August 9, 2007	By:	/s/ Laura L. Tuthill
Laura L. Tuthill
Interim Chief Financial Officer,
Vice President and Chief Accounting Officer
(Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description
4.1	Indenture dated as of April 3, 2007 between Ambassadors and Wells Fargo Bank National Association, as Trustee (1)

4.2	Registration Rights Agreement dated April 3, 2007 between Ambassadors and Thomas Weisel Partners (1)

4.3	Form of Global Note (incorporated by reference to the Indenture dated as of April 3, 2007 between Ambassadors and Wells Fargo Bank National Association incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 3, 2007) (1)

10.1	Purchase Agreement dated March 28, 2007 between Ambassadors and Thomas Weisel Partners (1)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Press release dated August 7, 2007 (2)

99.2	Earnings call transcript (2)

(1)	Filed as an exhibit to our Current Report on Form 8-K filed April 3, 2007 for March 28, 2007 and incorporated herein by reference.
(2)	Filed herewith.