Form 10-Q
period 2007-09-30
AMBASSADORS INTERNATIONAL INC
filed 2007-11-09
CIK 946842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of November 1, 2007 was 10,823,655.

AMBASSADORS INTERNATIONAL, INC.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Ambassadors International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$18,915	$8,246
Restricted cash	46,361	11,127
Available-for-sale securities	2,947	37,807
Accounts and other receivables, net of allowance of $1,882 at September 30, 2007 and $918 at December 31, 2006	40,887	25,077
Costs in excess of billings on construction contracts	8,897	7,061
Premiums receivable	11,076	14,549
Deferred policy acquisition costs	—	330
Reinsurance recoverable	1,210	2,152
Prepaid reinsurance premiums	—	252
Inventory	5,887	3,383
Deferred income taxes, net	864	1,606
Prepaid costs and other current assets	17,842	9,018

Total current assets	154,886	120,608
Property and equipment, net	220,728	118,630
Goodwill	9,181	9,181
Other intangibles	2,879	3,409
Deferred income taxes, net	10,346	297
Other assets	5,506	3,795

Total assets	$403,526	$255,920

Liabilities:
Current liabilities:
Accounts payable	$36,567	$18,270
Participant and passenger deposits	49,493	17,622
Accrued and other expenses	17,029	10,656
Billings in excess of costs on construction contracts	13,229	4,334
Loss and loss adjustment expense reserves	7,609	11,826
Current portion of long-term debt	5,689	4,417
Unearned premiums	—	1,220
Deferred gain on retroactive reinsurance	—	19

Total current liabilities	129,616	68,364
Long-term debt, net of current portion and net of discount of $2,623 and $0, respectively	161,656	71,779
Long-term passenger and participant deposits	5	40

Total liabilities	291,277	140,183

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 10,823,155 and 10,838,179 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	108	107
Additional paid-in capital	97,328	97,050
Retained earnings	13,299	17,877
Accumulated other comprehensive income	1,514	703

Total stockholders’ equity	112,249	115,737

Total liabilities and stockholders’ equity	$403,526	$255,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
Passenger ticket revenue	$52,717	$30,272	$97,185	$50,647
Onboard and other cruise revenue	7,530	4,774	15,468	7,563
Marine revenue	31,984	16,725	84,033	19,145
Travel, incentive and event related	3,330	3,467	11,330	10,844
Net insurance premiums earned	84	2,341	906	7,361

	95,645	57,579	208,922	95,560

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	9,580	4,481	20,343	8,939
Passenger expenses	3,531	3,157	7,749	5,177
Materials and services	14,869	5,668	32,757	11,022
Repairs and maintenance	9,254	793	14,005	1,739
Other cruise operating expenses	655	2,356	2,691	4,135

	37,889	16,455	77,545	31,012
Cost of marine revenue	22,806	12,965	64,257	14,047
Selling and tour promotion	12,230	4,656	28,178	9,849
General and administrative	13,825	11,323	39,428	23,882
Depreciation and amortization	3,234	1,309	7,922	2,701
Loss and loss adjustment expenses	49	1,470	523	4,327
Insurance acquisition costs and other operating expenses	135	891	653	2,924

	90,168	49,069	218,506	88,742

Operating income (loss)	5,477	8,510	(9,584)	6,818

Other income (expense):
Interest and dividend income	1,210	860	2,969	2,695
Interest expense	(2,082)	(998)	(5,277)	(2,093)
Realized gains (losses) on sale of available-for-sale securities, net	—	338	(48)	1,085
Other, net	(24)	(3)	360	69

	(896)	197	(1,996)	1,756

Income (loss) before provision (benefit) for income taxes	4,581	8,707	(11,580)	8,574
Provision (benefit) for income taxes	4,199	1,109	(9,170)	1,036

Net income (loss)	$382	$7,598	$(2,410)	$7,538

Earnings (loss) per share:
Basic	$0.03	$0.69	$(0.22)	$0.71
Diluted	$0.03	$0.66	$(0.22)	$0.66
Weighted-average common shares outstanding:
Basic	11,058	10,936	11,085	10,631
Diluted	11,529	11,490	11,085	11,358
Dividends per common share	$—	$0.10	$0.20	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.

Condensed Consolidated Statements of Cash Flows (in thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,410)	$7,538
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,922	2,701
Amortization of convertible debt offering costs	330	—
Stock compensation expense, net of cancellations	1,212	1,131
Undistributed (loss) earnings from equity investments	(182)	194
Deferred income taxes	(8,956)	(2,461)
Loss on sale of available-for-sale securities	48	—
Foreign currency translation	744	—
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts and other receivables	(15,313)	(2,480)
Costs in excess of billings on construction contracts	(1,836)	(130)
Premiums receivable	3,473	(1,148)
Deferred policy acquisition costs	330	858
Reinsurance recoverable	942	(213)
Prepaid insurance premiums	252	498
Inventory	(1,539)	(1,632)
Prepaid costs and other current assets	(6,950)	(2,674)
Other assets	(1,534)	(51)
Accounts payable and accrued and other expenses	19,011	6,706
Participant and passenger deposits	8,870	4,372
Billings in excess of costs on construction contracts	8,895	(381)
Loss and loss adjustment expense reserves	(4,217)	2,103
Unearned premiums	(1,220)	(2,810)
Deferred gain on retroactive insurance	(19)	(107)

Net cash provided by operating activities	7,853	12,014

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	35,257	48,321
Purchase of available-for-sale securities	(335)	(20,540)
Restricted cash	(36,167)	(9,600)
Purchase of other investments	—	(250)
Cash paid for acquisitions of subsidiaries, net of cash received	(10,954)	(26,746)
Purchase of property and equipment	(12,658)	(2,295)

Net cash used in investing activities	(24,857)	(11,110)

Cash flows from financing activities:
Proceeds from exercise of stock options	403	2,124
Proceeds from issuance of convertible notes	97,000	—
Proceeds from line of credit	1,045	—
Convertible debt offering costs	(3,281)	—
Repurchase of common stock	(1,577)	—
Common stock dividends paid	(2,168)	(3,187)
Payments on long-term debt	(63,749)	(3,853)

Net cash provided by (used in) financing activities	27,673	(4,916)

Net increase (decrease) in cash and cash equivalents	10,669	(4,012)
Cash and cash equivalents, beginning of year	8,246	17,716

Cash and cash equivalents, end of period	$18,915	$13,704

Non-Cash Investing and Financing Activities:

See Note 2 regarding the purchase of Windstar Cruises through assumption of debt.

The accompanying notes are an integral part of these condensed consolidated financial statements

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Description of the Company and Basis of Presentation

The Company

Ambassadors International, Inc. (the “Company”) was founded in 1967 as a travel services company incorporated in Washington and reincorporated in Delaware in 1995. The Company operates through four wholly-owned subsidiaries: (i) Ambassadors, LLC (“Ambassadors”), which commenced operations in 1996; (ii) Cypress Reinsurance, Ltd (“Cypress Re”), which commenced operations in 2004; (iii) Ambassadors Marine Group, LLC (“AMG”), which commenced operations in 2006; and (iv) Ambassadors Cruise Group, LLC (“ACG”), which commenced operations in 2006. ACG formed a wholly-owned subsidiary, Ambassadors International Cruise Group, LLC (“AICG”) which acquired Windstar Sail Cruises Limited (“Windstar Cruises”) in April 2007.

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

As of September 30, 2007, the following further describes the operations of the Company’s business segments:

•

Cruise – This segment operates Majestic America Line which consists of a North American river and coastal cruise company, American West Steamboat Company (“American West”). ACG acquired American West on January 13, 2006 and the cruise-related assets of Delta Queen Steamboat Company, Inc. on April 25, 2006. American West operates a seven-ship fleet that includes the 223-passenger Empress of the North, the 142-passenger Queen of the West, the 436-passenger American Queen®, the 412-passenger Mississippi Queen® and the 176-passenger Delta Queen®. The American Queen® was not in operation for the 2006 cruise season. The Mississippi Queen® has not been in operation since it was placed into drydock in November 2006. 2008 will be the farewell season for the Delta Queen®. On June 12, 2006, ACG acquired the 48-passenger Executive Explorer, renamed Contessa, and on October 13, 2006, ACG acquired the 150-passenger Columbia Queen. On April 2, 2007, ACG, through its wholly-owned subsidiary, AICG, acquired Windstar Cruises, an international-flagged small ship cruise line that operates a three-ship fleet that includes the 312-passenger Wind Surf, 148-passenger Wind Spirit, and 148-passenger Wind Star.

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

•

Marine – This segment includes marina design, management and development. It also includes BellPort, acquired in February 2005, which offers shipyard operations, marina consulting and marina construction services from its locations in Newport Beach, California and in Mexico. On July 21, 2006, the Company acquired Bellingham Marine, a marina design and construction company which operates throughout the world.

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

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future periods.

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

Restricted Cash

The Company’s cruise passenger deposits are primarily received through credit card transactions. In 2006, the Company established a $9.6 million certificate of deposit with a bank in order to secure its processing of passenger deposits through credit cards. As of September 30, 2007, the Company had $24.0 million of additional restricted cash held by a bank in cash equivalents and a certificate of deposit as additional amounts required to secure processing of passenger deposits through credit cards. The restricted amounts were negotiated between the Company and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period.

On March 27, 2007, the Company amended its credit facility with a bank to reduce its revolving line of credit from $20.0 million to $12.5 million and established a $12.5 million certificate of deposit with the bank to secure its outstanding letters of credit. The certificate amount was based on the Company’s current letters of credit then outstanding.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectibility is reasonably assured and delivery has occurred.

    Passenger Ticket Revenue and Onboard and Other Cruise Revenues

The Company records passenger ticket revenue net of applicable discounts and recognizes passenger ticket revenue and related costs of revenue when the cruise is completed. The Company generally receives from its customers a partially refundable deposit within one week of booking a tour, with the balance typically remitted 60 days prior to the departure date. If customers cancel their trip, the nonrefundable portion of their deposit is recognized as revenue on the date of cancellation. Passenger revenue representing travel insurance purchased at the time of reservation is recognized upon the completion of the cruise or passenger cancellation, whichever is earlier and the Company’s obligation has been met. Onboard and other cruise revenue consisting of beverage and souvenir sales and optional shore excursions are deferred and recognized as revenue when the cruise is completed.

    Marine Revenue

The Company recognizes revenue for marine and related services, and shipyard related revenue in accordance with the respective contracts. Revenues from fixed-price marine construction contracts that are in excess of $10,000 in contract value are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to the Company’s estimate of total cost for each contract. This method is used because the Company considers total cost to be the best

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

available measure of progress on these contracts. Revenues from fixed price marine construction contracts that are less than $10,000 in value are recognized upon completion of the contracts. Revenues from cost-plus contracts are recognized on the basis of costs incurred, plus the fee earned. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

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

    Travel, Incentive and Event Related

The Company bills travel participants, mainly consisting of large corporations, in advance, of which the cash received is recorded as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel and other program costs in advance of travel, which are recorded as prepaid program costs. Travel revenue and related costs are recognized when travel convenes and such revenue is classified as travel and incentive related. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.

The Company recognizes revenue from hotel reservation, registration and related travel services when the convention operates. Revenue from the sale of merchandise is recognized when the merchandise is shipped, the service has been provided or when the redemption periods have expired. The Company defers revenue from pre-paid, certificate-based merchandise incentive programs until the Company’s obligations are fulfilled or upon management’s estimates (based upon historical trends) that it is remote that the certificate will be redeemed. These revenues are reported on a net basis, reflecting the net effect of gross billings to the client less any direct program or merchandise costs.

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

    License Fees

The Company recognizes revenue from license fees based on a contracted percentage of total program receipts recorded from the licensing source.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. The Company expenses the cost of maintenance and repairs that do not improve or extend the lives of the respective assets when incurred. Major additions and betterments are capitalized. The Company’s ships are capitalized and depreciated using the straight-line method over the expected useful life ranging up to 30 years, net of a residual value that generally is approximately 15%. Ship replacement parts are capitalized and depreciated upon being placed in service. Office and shop equipment is capitalized and depreciated using the straight-line method over the expected useful life of the equipment, ranging up to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the expected useful life of the improvement or the term of the related lease.

The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Goodwill and Intangible Assets

The Company tests goodwill and intangible assets with indefinite useful lives for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and our strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. The Company uses a discounted cash flow model to estimate the fair market value of each of its reporting units and indefinite lived intangibles when performing its impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, the Company allocated goodwill to these reporting units to the extent it related to each reporting unit. Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The majority of the Company’s intangible assets were assigned lives based on contract values associated with each intangible asset. The Company amortizes its acquired intangible assets with definite lives over periods ranging from 5 to 20 years depending on the contract term where applicable.

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

The Company provides for income taxes based on our estimate of federal, state and foreign liabilities. The Company’s estimates may include, among other items, effective rates for state and local income taxes, allowable tax credits, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Estimates are based on the information available to the Company at the time that the Company prepares its income tax provision.

Windstar Cruises is primarily engaged in the international operations of ships. Generally, income from the international operation of ships is subject to preferential tax regimes in the countries where the ship owning companies are incorporated and exempt from income tax in other countries where the ships call due to the application of income tax treaties or, in the case of the United States, Section 883 of the Internal Revenue Code. Income earned by the Company that is not associated with the international operation of ships, primarily the transportation, hotel and tour business of Windstar Cruises, is subject to income tax in the countries where such income is earned.

The Company believes that substantially all of Windstar Cruises’ income, with the exception of the Company’s United States source income principally from the transportation, hotel and tour business, was derived from, or incidental to, the international operation of ships, and is therefore exempt from United States federal income taxes. Section 883 is the primary provision upon which we rely to exempt most of our international ship operation earnings from United States income taxes. Accordingly, the Company’s provision for income taxes includes taxes on a portion of its ship operating income that is derived from United States source transportation, hotel and tour income.

If the Company were found not to qualify for exemption pursuant to applicable income tax treaties or under the Internal Revenue Code or if the income tax treaties or Internal Revenue Code were to be changed in a manner adverse to the Company, a larger portion of Windstar Cruises’ income could become subject to taxation.

Effective January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The company is subject to United States federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company believes its tax return

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the greatest amount of tax benefit that has a greater than 50 percent probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is more likely than not that a tax benefit will not be sustained, no tax benefit has been recognized in the financial statements. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of its income tax provision.

Pretax earnings of a foreign subsidiary or affiliate are subject to United States taxation when effectively repatriated. United States income taxes and foreign withholding taxes were not provided on undistributed earnings of foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. It is not practical to determine the amount of undistributed earnings or income tax payable in the event the Company repatriates all undistributed foreign earnings. However, if these earnings were distributed in the United States in the form of dividends or otherwise, the Company would be subject to additional United States income taxes and foreign withholding taxes, offset by an adjustment for foreign tax credits.

Drydocking

The Company capitalizes drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock. The Company believes that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid and other current assets and in long-term assets in the accompanying balance sheet and are amortized over the cruising season between scheduled drydockings. As of September 30, 2007, the Company had approximately $4.4 million in unamortized drydock costs that related to the 2007 season and beyond, of which, approximately $2.8 million is included in prepaid costs and other current assets and approximately $1.6 million is included in other long-term assets in the accompanying balance sheet and will be amortized over the period to the next scheduled drydock.

Accounting for Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”). SFAS No.123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123R is similar to the fair value approach described in SFAS No. 123. In 2006, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS No. 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of the Company’s plans, the Company was not required to record a cumulative effect related to its plans. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.

The following table details the stock-based compensation costs included in general and administrative expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Compensation cost related to stock options	$128	272	$496	$614
Compensation cost related to restricted stock	293	258	715	517

Total stock-based compensation costs	$421	$530	$1,211	$1,131

As of September 30, 2007, total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the stock option plans expected for the remainder of 2007 and in future years through 2010, respectively, were approximately $0.1 million and $0.3 million. This expected cost does not include the impact of any future stock-based compensation awards.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions used for grants as of September 30, 2007 and 2006:

	2007	2006
Dividend yield	0.6%	1.3%
Expected volatility	60%	53%
Risk free interest rates	3.9%	4.67%
Expected option lives	4.5 years	4.0 years

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

The Company and its board of directors continually review the dividend policy to evaluate conditions that may affect the Company’s desire or ability to pay dividends, which are declared at the discretion of the board of directors. Subsequent to the dividend declared in May 2007, the Company’s board of directors has not approved any additional dividends for 2007.

Recent Accounting Pronouncements

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

In September 2007, the FASB issued a proposed guidance, FASB Staff Position (“FSP”) APB14-a, an interpretation of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The proposed FSP would require an issuer of convertible debt instruments commonly referred to as Instruments B and C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”, and any other

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

convertible instruments that allow for settlement in any combination of cash and shares at the issuer’s option to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The proposed effective date for the FSP is for fiscal years beginning after December 15, 2007 and does not permit early application. However, the proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The Company has not yet completed its evaluation of the potential impact of adopting this proposed FSP, if issued in final form.

2.	Business Acquisitions and Investments

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina services company operating facilities in both the United States and Mexico. The purchase was completed in February 2005 for the consideration of approximately $1.3 million in cash and the issuance of 184,717 shares of the Company’s common stock, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, the Company assumed a credit facility of approximately $1.6 million that the Company paid off in full on February 11, 2005. In connection with the acquisition, the Company was granted a twelve-month option to purchase a 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. In February 2006, BellPort acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc., a California corporation, for approximately $300,000, and extended its license agreement with BellPort Japan through 2010. The Company recorded its proportional share of the loss from BellPort Japan of approximately $100,000 during the nine months ended September 30, 2007. As of March 31, 2007, the Company had incurred losses on its investment up to the original investment amount, resulting in zero investment balance at the end of the period. The Company is not required to contribute any funds to support the operation of this investee. On August 20, 2007, the majority shareholder increased its capital contribution in BellPort Japan resulting in dilution of the Company’s investment in BellPort Japan to 0.9%. By mutual agreement with the majority shareholder, the Company continues to maintain an option (but not obligation) to contribute capital to increase its investment to 34%.

BellPort has a 50% ownership interest in Deer Harbor WI, LLC (“DHWI”). DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. The Company recorded its proportional share of the earnings from DHWI of approximately $39,000 and losses of approximately $38,000 for the three and nine months ended September 30, 2007, respectively, and $31,000 in income and $66,000 in losses for the three and nine months ended September 30, 2006, respectively, which are included in other income, net. As of September 30, 2007 and December 31, 2006, BellPort had a note receivable from DHWI for approximately $1.9 million and $1.9 million, respectively that is classified in other assets in the accompanying balance sheet. The note is secured by a deed of trust on property and bears interest at a variable rate equal to the London Interbank Offered Rate plus 2.75% per year, adjusted annually. As of December 31, 2006, the interest rate was 8.06%. All unpaid principal and accrued and unpaid interest is due no later than November 30, 2011.

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

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

On April 18, 2007, the Company paid off $60 million in seller financing and accrued interest of $0.1 million using proceeds from its convertible senior notes offering discussed in note 6 “Long-term obligations.”

The following unaudited pro forma information presents the Company’s summarized results of operations for the nine months ended September 30, 2007 as if the acquisition of Windstar Cruises had occurred as of January 1, 2007 instead of April 2, 2007 (in thousands, except per share data):

	As Reported	Pro Forma Windstar Cruises	Pro Forma Combined
Revenues	$208,922	$17,463	$226,385

Net (loss) income	$(2,410)	$1,080	$(1,330)

Loss per share – basic	$(0.22)		$(0.12)

Loss per share – diluted	$(0.22)		$(0.12)

3.	Reinsurance

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

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As of September 30, 2007, there were no balances in unearned premium reserves, deferred policy acquisition costs or ceded prepaid reinsurance premiums.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. As of September 30, 2007, the deferred gain on retroactive reinsurance was fully amortized and Cypress Re recognized in income $19,000 and $100,000 of the previously deferred gain on September 30, 2007 and 2006, respectively.

As of September 30, 2007, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves of $0.5 million, $0.2 million and $0.4 million, respectively, related to retroactive reinsurance were recorded on the Company’s balance sheet. The September 30, 2007 loss and loss adjustment expense reserves balance includes $0.1 million for incurred but not reported claims.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable at September 30, 2007 consists of funds held in trust by the ceding company of approximately $10.4 million and deferred and not yet due premiums from the ceding company of approximately $0.7 million. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.

As of September 30, 2007, reinsurance recoverable and prepaid reinsurance premiums of $1.2 million and $0, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or non-performance is limited to these amounts.

The effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2007 was as follows (in thousands):

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Written	Earned	Written	Earned
Assumed	$(2)	$107	$(69)	$1,151
Ceded	—	(23)	7	(245)

Net premiums	$(2)	$84	$(62)	$906

As of September 30, 2007, the Company had issued approximately $10.7 million in letters of credit related to property and casualty insurance programs that expire at various dates through 2008.

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Inventory

The Company maintains inventory of marine construction materials, fuel, supplies, souvenirs and food and beverage products. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006
Marine construction materials	$2,361	$2,796
Food, souvenirs and supplies	2,641	330
Fuel	885	257

	$5,887	$3,383

5.	Prepaid costs and other current assets

The components of prepaid costs and other current assets as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006
Current portion of prepaid drydocking costs	$2,757	$2,912
Prepaid program and tour costs	2,278	1,670
Current portion of prepaid offering costs	78	—
Income tax receivable	2,543	2,524
Deposits	4,472	58
Other prepaid costs and other current assets	5,714	1,854

	$17,842	$9,018

6.	Long-term obligations

Long-term obligations as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30, 2007	December 31, 2006
Loans secured by ship mortgages at fixed rates varying from 4.63% to 6.5% due through July 2028	$69,724	$73,973
Secured note payable to bank at a fixed interest rate of 8.245%, due May 2010	1,852	2,099
Amounts outstanding under secured lines of credit	1,392	124
3.75% Convertible Senior Notes, net of discount of $2,623 and $0, respectively	94,377	—

	167,345	76,196
Less: current portion	5,689	4,417

Non-current portion	161,656	71,779

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

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Semi-annual principal payments accumulating to approximately $2.4 million annually plus accrued interest are required through June 2020.

In conjunction with the acquisition of Bellingham Marine, in July 2006, the Company assumed a $5.0 million line of credit with a bank. Interest was payable monthly at the bank’s prime rate plus 0.25%. The line of credit was collateralized by inventory, accounts receivable, and equipment of Bellingham Marine. The agreement contained certain limitations and various financial covenants. On December 28, 2006, the line of credit was paid in full and the facility was terminated. Bellingham Marine has a note payable to a bank with a balance of $1.9 million at September 30, 2007, secured by property, payable in monthly installments of approximately $16,000 including interest at a fixed rate of 8.245%, subject to certain limitations and various financial covenants, due May 10, 2010. As of September 30, 2007, the Company was in compliance with the financial covenants.

Bellingham Marine’s international operations have a $1.3 million line of credit for its Australian subsidiary with National Australia Bank Limited. Interest is payable monthly at an annual adjustable rate that is adjusted quarterly and is collateralized by substantially all of the subsidiary’s assets, including any uncalled or unpaid capital. As of September 30, 2007, there were approximately $1.0 million in borrowings on the line of credit and the interest rate as of September 30, 2007 was 7.29%. In addition, the international operations have six equipment contracts secured by the respective equipment payable in monthly installments aggregating approximately $6,000, including interest, through July 2010.

On April 3, 2007, the Company closed the sale of $97.0 million of 3.75% Convertible Senior Notes due 2027 (“Notes”) to Thomas Weisel Partners LLC (“Initial Purchaser”), in a private offering, pursuant to a purchase agreement dated March 28, 2007. A portion of the proceeds from the sale of the Notes was used to retire the $60 million in seller financing incurred in connection with the acquisition of Windstar Cruises as discussed in note 2 “Business Acquisitions and Investments.” The remaining proceeds are being used for general corporate purposes and future growth of the Company.

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

In connection with the issuance of the Notes, the Initial Purchaser withheld $2.91 million in fees from the proceeds of the offering which amount is classified as long-term debt discount and amortized over a five-year period, the earliest term when the note holders have an option to require the Company to redeem the Notes. Debt offering costs amounted to $0.2 million. Both the debt discount and prepaid offering costs are being amortized over the five-year period using the effective interest rate method.

7.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$382	$7,598	$(2,410)	$7,538
Change in unrealized gain on foreign currency translation	347	607	744	607
Change in unrealized gain (loss) on available-for-sale securities, net of income tax expense of $0, $303, $43 and $576	18	(57)	67	394

	$747	$8,148	$(1,599)	$8,539

8.	Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS includes the effect of any potential shares outstanding, which for the Company

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

consists of dilutive stock options and Notes. The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The dilutive effect of the Notes is calculated by adding back interest expense and amortized offering costs, net of taxes, that would not have been incurred assuming conversion. There are no stock options with option prices that would not be dilutive for the three and nine months ended September 30, 2007. The diluted EPS for the three and nine months ended September 30, 2007 includes the effect of conversion of the Notes into the Company’s common shares as if the conversion occurred as of the dates of issuance in April 2007. The dilutive EPS for the three and nine months ended September 30, 2007 does not include the dilutive effect of conversion of the Notes into the Company’s common shares since it would be anti-dilutive. The table below details the components of the basic and diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$382	$7,598	$(2,410)	$7,538

Denominator:
Weighted-average shares outstanding — basic	11,058	10,936	11,085	10,631
Effect of dilutive securities:
Stock options	471	554	—	727
Notes	—	—	—	—

Weighted-average shares outstanding — diluted	11,529	11,490	11,085	11,358

Earnings (loss) per share:
Basic	$0.03	$0.69	$(0.22)	$0.71

Diluted	$0.03	$0.66	$(0.22)	$0.66

9.	Common Stock Repurchase Program

In November 1998, the board of directors of the Company authorized the repurchase of the Company’s common stock in the open market or through private transactions, up to $20.0 million in the aggregate. In August 2006, the Company’s’ board of directors authorized an additional $10.0 million for the repurchase of the Company’s common stock in the open market or through private transactions, providing for an aggregate of $30.0 million. This repurchase program is ongoing and as of September 30, 2007, the Company had repurchased 1,102,650 shares for approximately $14.0 million. The Company repurchased 51,150 shares during the three months ended June 30, 2007 and nine months ended September 30, 2007 for approximately $1.6 million. The Company made no purchases during the three and nine months ended September 30, 2006.

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

Summary of business segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Cruise	$60,247	$35,046	$112,653	$58,210
Marine	31,984	16,725	84,033	19,145
Travel and events	3,330	3,467	11,330	10,844
Corporate and other	84	2,341	906	7,361

Total revenue	$95,645	$57,579	$208,922	$95,560

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating income (loss):
Cruise	$3,671	$8,717	$(11,853)	$7,284
Marine	3,500	1,021	5,321	1,202
Travel and events	30	624	1,663	2,184
Corporate and other	(1,724)	(1,852)	(4,715)	(3,852)

Total operating (loss) income	$5,477	$8,510	$(9,584)	$6,818

	September 30, 2007	December 31, 2006
Total assets:
Cruise	$270,466	$126,521
Marine	67,522	50,500
Travel and events	16,964	15,189
Corporate and other	48,574	63,710

Total assets	$403,526	$255,920

11.	Income Taxes

The Company recorded an income tax provision of $4.2 million and an income tax benefit of $9.2 million for the three and nine months ended September 30, 2007, respectively, compared to an income tax provision of $1.1 million and $1.0 million, respectively, for the three and nine months ended September 30, 2006. The effective tax benefit rate for the nine months ended September 30, 2007 was 79.2%, compared to a tax rate of 12.1% for the nine months ended September 30, 2006. The Company’s effective income tax rate for the nine months ended September 30, 2006 was lower than the statutory rate due to the reversal of approximately $2.3 million in valuation allowance on the Company’s deferred tax assets. The effective tax rate change in 2007 is primarily related to the preferential tax treatment associated with the international operation of ships, which commenced with the acquisition of Windstar Cruises in April 2007.

During the quarter ended September 30, 2007, the Company recorded a reduction to acquired intangibles of $0.1 million as a purchase accounting adjustment to income tax payable and deferred tax asset balances upon completion of pre-acquisition tax returns related to Bellingham Marine.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no adjustment in its balance of unrecognized tax benefits. As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $0.7 million, of which $0.4 million would affect the effective tax rate, if recognized. There have been no significant increases or decreases in the Company’s unrecognized tax benefits during the nine months ended September 30, 2007. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

The Company and its subsidiaries are subject to United States federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2004; state and local income tax examinations before 2003; and foreign income tax examinations before 2003.

The Company is not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations.

The Company’s continuing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in its provision for income taxes. In conjunction with the adoption of FIN 48, the Company recognized approximately $0.2 million for the accrual of interest and penalties which are included as a component of the $0.7 million unrecognized tax benefits noted above. In the normal course of business, we provide for uncertain tax positions and adjust our unrecognized tax benefits, including related interest, accordingly. In the third quarter of 2007, those adjustments were not significant. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, amounts accrued will be reduced and $27,000 will be reflected as a reduction of the overall income tax provision and $0.2 million will reduce non-current intangibles.

12.	Commitments and Contingencies

On October 20, 2006, approximately 20 passengers of the Mississippi Queen® became sick with a stomach illness which was later determined to be a case of norovirus. The cruise stopped sailing two days earlier than originally scheduled in order to

Ambassadors International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

inspect and clean the ship. The ship was released and began operations for the next scheduled cruise on October 25, 2006 and again stopped operation on October 27, 2006 due to the same norovirus on additional passengers. The Company cancelled two additional weeks of cruise sailings in order to further inspect and clean the ship. The Company received $0.6 million related to insurance recoveries under its business interruption insurance which is recorded in other income as of September 30, 2007. The Company is in the process of seeking additional insurance related recoveries with respect to these incidents; however, due to the uncertainty regarding the claims, no additional amounts were recorded as expected to be received as of September 30, 2007.

On May 14, 2007, the Empress of the North ran aground in Southeast Alaska. No passengers or crew were injured during the incident. The ship was in dry dock for damage inspection and repairs for approximately seven initial weeks. In September 2007, the ship re-entered dry dock for additional repairs for a total of four additional non-consecutive weeks. The ship ended her season on October 27, 2007 to enter her scheduled dry dock lay up period early in order to complete work on her propulsion system. The Queen of the West will assume operation of the remaining published itineraries of the Empress of the North. As of the quarter ended September 30, 2007, the Company recorded in cruise operating expenses approximately $6.1 million in costs associated with additional ship repairs, passenger relocation and crew expenses incurred as a result of the incident. These expenses were offset by estimated insurance recoveries of $4.1 million. As of September 30, 2007, the estimated impact of this incident was $5.3 million.

The Company is from time to time threatened or involved in litigation incidental to its business. The Company believes that the outcome of all current litigation will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

13.	Impairment or Disposal of Long-Lived Assets

Since 1968, Congress has granted the Delta Queen® eight consecutive exemptions from the Safety at Sea Act requirement because of fire prevention and safety enhancements made to the ship and the historic status of the Delta Queen®. The current exemption has been extended to November 1, 2008. The Company’s ability to operate the Delta Queen® was dependent upon retaining the current Congressional exemption and obtaining additional exemptions subsequent to 2008. In July 2007, the Company was made aware that the Congressional exemption would not be extended beyond 2008 and announced 2008 as the farewell season for the Delta Queen®. The Company reviewed the remaining vessel value of the Delta Queen® for impairment. Management evaluated the recoverability using both subjective and objective factors. Subjective factors included the evaluation of industry and product trends and the Company’s strategic focus. Objective factors included management’s best estimates of projected future earnings and cash flows. The Company used a discounted cash flow model using assumptions including expected revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. Based on the analysis performed, the Company believes that the remaining vessel value on the Delta Queen® is recoverable and no impairment charge has been recorded as of September 30, 2007.

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

We are a cruise, marine and travel and events company. Our cruise operations are conducted under our Majestic America Line brand and Windstar Cruises within our Ambassadors Cruise Group, LLC (“ACG”). Our Majestic America Line is a domestic provider of overnight passenger cruises along the inland rivers and coastal waterways of North America. Our Windstar Cruises operates three motor-sail yachts that offer sailings in the Caribbean, Europe, the Americas and the Greek Isles. Our marine business, Ambassadors Marine Group (“AMG”) is a global provider of marina design and construction services. Our marine business also offers marine operations, management and consulting services to marina owners. Our travel and events business provides event and travel services to corporations, associations and trade show companies.

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

On April 2, 2007, Ambassadors International Cruise Group (“AICG”) , a wholly-owned subsidiary of ACG, acquired Windstar Cruises, an international-flagged small ship cruise line consisting of three ships Wind Surf, Wind Spirit and Wind Star. These ships offer a total of 608 passenger berths.

Through AMG, we are a leading provider of marina design, manufacturing and construction services. We also offer marine operations, management and consulting services to marina owners. Our marine operations primarily consist of the operations of Bellingham Marine and Bellport Group (“Bellport”).

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

Marine Revenue

We recognize revenue for marine and related services, and shipyard related revenue in accordance with the respective contracts. Revenues from fixed-price marine construction contracts that are in excess of $10,000 in contract value are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to our estimate of total cost for each contract. This method is used because we consider total cost to be the best available measure of progress on these contracts. Revenues from fixed-price marine construction contracts that are less than $10,000 in contract value are recognized upon completion of the contracts. Revenues from cost-plus contracts are recognized on the basis of costs incurred, plus the fee earned. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

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

Drydocking

We capitalize drydocking costs as incurred and amortize such costs over the period to the next scheduled drydock. We believe that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid and other current assets and in long-term assets in the accompanying balance sheet and are amortized over the cruising season between scheduled dry dockings.

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

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent those costs, commissions and other costs of acquiring insurance, that vary with and are primarily related to the production of new and renewal insurance. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Deferred policy acquisition costs represent those costs directly related to the unearned premiums as of the balance sheet date. We consider anticipated investment income in determining the recoverability of these costs. At September 30, 2007, the balance in our deferred policy acquisition costs was zero.

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

Windstar Cruises is primarily engaged in the international operations of ships. Generally, income from the international operation of ships is subject to preferential tax regimes in the countries where the ship owning companies are incorporated and exempt from income tax in other countries where the ships call due to the application of income tax treaties or, in the case of the United States, Section 883 of the Internal Revenue Code. Income we earn that is not associated with the international operation of ships, primarily the transportation, hotel and tour business of Windstar Cruises, is subject to income tax in the countries where such income is earned.

We believe that substantially all of Windstar Cruises’ income, with the exception of our United States source income principally from the transportation, hotel and tour business, was derived from, or incidental to, the international operation of ships, and is therefore exempt from United States federal income taxes. Section 883 is the primary provision upon which we rely to exempt most of our international ship operation earnings from United States income taxes. Accordingly, our provision for income taxes includes taxes on a portion of our ship operating income that is derived from United States source transportation, hotel and tour income.

If we were found not to qualify for exemption pursuant to applicable income tax treaties or under the Internal Revenue Code or if the income tax treaties or Internal Revenue Code were to be changed in a manner adverse to us, a larger portion of Windstar Cruises’ income could become subject to taxation.

Effective January 1, 2007, we adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” We are subject to United States federal income tax as well as income tax of multiple state and foreign jurisdictions. We believe our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50 percent probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is more likely than not that a tax benefit will not be sustained, no tax benefit has been recognized in the financial statements. Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of our income tax provision.

Pretax earnings of a foreign subsidiary or affiliate are subject to United States taxation when effectively repatriated. United States income taxes and foreign withholding taxes were not provided on undistributed earnings of foreign subsidiaries. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. It is not practical to determine the amount of undistributed earnings or income tax payable in the event we repatriate all undistributed foreign earnings. However, if these earnings were distributed in the United States in the form of dividends or otherwise, we would be subject to additional United States income taxes and foreign withholding taxes, offset by an adjustment for foreign tax credits.

Statistical Terminology and Information for Cruise Operations

Available Passenger Cruise Days (“APCD”)

APCD’s are our measurement of capacity and represent double occupancy per cabin multiplied by the number of cruise days for the period.

Occupancy

Occupancy, in accordance with the cruise vacation industry practice, is calculated by dividing Passenger Cruise Days by APCD. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.

Passenger Cruise Days

Passenger Cruise Days represent the number of passengers carried for the period multiplied by the number of days in their respective cruises.

Selected cruise operations statistical information is as follows;

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Passengers Carried	21,123	11,789	48,807	19,786
Occupancy Percentage	88.6%	87.7%	88.9%	84.6%
Passenger Cruise Days	146,198	79,062	336,119	134,621
APCD	165,076	90,122	377,918	159,147

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenue

Total revenue for the three months ended September 30, 2007 was $95.6 million, compared to $57.6 million for the three months ended September 30, 2006. For the quarter ended September 30, 2007, the increase in revenue was primarily related to increases within our cruise and marine operations. Our cruise revenue increased $25.2 million due to the Windstar Cruises acquisition in April 2007. Our marine revenues increased $15.3 million related to the operations of Bellingham Marine that we acquired in July 2006. The increase in marine revenues was due to a longer period of operation and increased business in 2007 compared to 2006. During the quarter ended September 30, 2007, we operated nine ships compared to four ships operated during the quarter ended September 30, 2006. These increases were partially offset by a decrease of $2.3 million primarily due to decreases in net insurance premiums earned due to decreased reinsurance business in 2007.

Cruise Operating Expenses

Cruise operating expenses were $37.9 million for the three months ended September 30, 2007 compared to $16.5 million for the three months ended September 30, 2006. The increase in cruise operating expenses is related to the increase in ships operated in each period.

Cost of Marine Revenue

Cost of marine revenue was $22.8 million for the three months ended September 30, 2007 compared to $13.0 million for the three months ended September 30, 2006. 2006 expenses include the Bellingham Marine operations beginning on July 21, 2006. Prior period expenses included the operations of Bellingham Marine beginning in July 21, 2006, the date of acquisition.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $12.2 million for the three months ended September 30, 2007 compared to $4.7 million for the three months ended September 30, 2006. The increase is due to the additional selling and marketing expenses incurred by the cruise segment, which included the Windstar Cruises acquired in April 2007.

General and Administrative Expenses

General and administrative expenses were $13.8 million for the three months ended September 30, 2007 compared to $11.3 million for the three months ended September 30, 2006. The increase is due to the additional general and administrative expenses incurred by the cruise and marine operations acquired in 2006 and the acquisition of Windstar Cruises in April 2007. As a percentage of total revenues, general and administrative expenses decreased to 14.5% for the three months ended September 30, 2007 from 19.7% for the three months ended September 30, 2006.

Depreciation and Amortization

Depreciation and amortization expenses were $3.2 million for the three months ended September 30, 2007 compared to $1.3 million for the three months ended September 30, 2006. The increase is related to the additional depreciation expense during the three months ended September 30, 2007 due to the increase in property and equipment, predominantly consisting of vessels, acquired as a result of the acquisitions completed during 2006 and 2007.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $49,000 for the three months ended September 30, 2007, compared to $1.5 million for the three months ended September 30, 2006. The decrease is related to the decrease in net insurance premiums earned in 2007 compared to 2006.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $0.1 million for the three months ended September 30, 2007, compared to $0.9 million for the three months ended September 30, 2006. The decrease is related to the decrease in net insurance premiums earned in 2007 compared to 2006.

Operating Income

We recorded an operating income of $5.5 million for the quarter ended September 30, 2007, compared to $8.5 million for the quarter ended September 30, 2006. The change is the result of the changes described above.

Other Income (Expense)

Other expense for the three months ended September 30, 2007 was $0.9 million, compared to other income of $0.2 million for the three months ended September 30, 2006. The increase in other expense was mainly the result of approximately $1.1 million of interest expense on our convertible notes issued in April 2007. In the third quarter of 2006, we were favorably impacted by realized gains of $0.3 million resulting from sales of available-for-sale securities; no comparable activity was completed in the third quarter of 2007. These decreases in other income were partially offset by $0.4 million in interest income.

Income Taxes

We recorded an income tax provision of $4.2 million for the three months ended September 30, 2007, compared to $1.1 million for the three months ended September 30, 2006. The effective income tax rate for the three months ended September 30, 2007 was 91.7%, compared to an income tax rate of 12.7% for the three months ended September 30, 2006. The effective income tax rate in 2007 is primarily related to the income tax treatment associated with our international operations, primarily related to Windstar Cruises which was acquired in April 2007. We believe that substantially all of Windstar Cruises’ income, with the exception of our United States source income principally from the transportation, hotel and tour business, was derived from, or incidental to, the international operation of ships, and is therefore exempt from U.S. federal income taxes. Our tax rate for the third quarter of 2006 was lower than the statutory rate due to the reversal of approximately $2.3 million in valuation allowance on our deferred tax assets. The effective tax rate change in 2007 is primarily related to the preferential tax treatment associated with the international operation of ships which commenced with the acquisition of Windstar Cruises in April 2007.

Net Income

Net income for the three months ended September 30, 2007 was $0.4 million, compared to $7.6 million for the comparable period in 2006. The change is the result of the changes described above.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 TO THE RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenue

Total revenue for the nine months ended September 30, 2007 was $208.9 million, compared to $95.6 million for the nine months ended September 30, 2006. The increase in revenue for the nine months ended September 30, 2007, was from an increase of $64.9 million in revenue primarily due to the acquired operations of Bellingham Marine in July 2006, and an increase of $54.4 million in revenues from our cruise segment. Approximately $47.5 million of the increase in cruise segment was due to the addition of Windstar Cruises which we acquired in April 2007. As of September 30, 2007, we operated nine ships compared to four ships as of September 30, 2006. Based on the increase in ships operated, we increased passengers carried and occupancy percentages in 2007 as compared to 2006. Our travel, incentive and event related revenue also increased $0.5 million during the nine months ended September 30, 2007 compared to the comparable period in 2006 due to an increase in business volume. These increases were partially offset by lower net insurance premiums earned of $6.5 million, as a result of decreased reinsurance business in 2007.

We expect cruise-related revenues to remain at these higher levels for the remainder of 2007 compared to 2006 as a result of Windstar Cruises’ operations. We also expect that in future periods the primary source of revenue from our marine segment will be attributable to the operations of Bellingham Marine.

Cruise Operating Expenses

Cruise operating expenses were $77.5 million for the nine months ended September 30, 2007 compared to $31.0 million for the nine months ended September 30, 2006. The increase in cruise operating expenses is due to the increase in ships operated, passengers carried and overall ship operating days in 2007 compared to 2006. In addition, $23.4 million of the increase is due to the cruise operating expenses related to Windstar Cruises’ ships we acquired in April 2007.

We expect cruise operating expenses to remain at these higher levels for the remainder of 2007 compared to 2006 as a result of Windstar Cruises as well as the use of our Majestic America Line fleet.

Cost of Marine Revenue

Cost of marine revenue was $64.3 million for the nine months ended September 30, 2007 compared to $14.0 million for the nine months ended September 30, 2006. Cost of marine revenue during the nine months ended September 30, 2006 included cost of revenue for three months of shipyard operations which began in April 2006 and cost of revenue for two months of Bellingham Marine operations which began on July 21, 2006.

We expect our marine operating expenses to remain at these higher levels for the remainder of 2007 compared to 2006.

Selling and Tour Promotion Expenses

Selling and tour promotion expenses were $28.2 million for the nine months ended September 30, 2007 compared to $9.8 million for the nine months ended September 30, 2006. The increase is due to the additional selling and marketing expenses incurred by the cruise segment which included Windstar Cruises which we acquired in April 2007.

We expect selling and tour promotion expenses to remain at these higher levels for the remainder of 2007 compared to 2006 as a result of our recently completed acquisition of Windstar Cruises and a full year of operations of our Majestic America Line fleet acquired at various times during 2006. In late 2006, we launched the Majestic America Line brand. In addition, the expansion of our promotion of this brand in 2007 and increased advertising expenses to promote our full fleet of ships operating in 2007 also contributed to the increase in selling and tour promotion expenses.

General and Administrative Expenses

General and administrative expenses were $39.4 million for the nine months ended September 30, 2007 compared to $23.9 million for the nine months ended September 30, 2006. The increase is due to the additional general and administrative expenses incurred by the cruise and marine segments that began operations in 2006, including Windstar Cruises which we acquired in April 2007. As a percentage of total revenues, general and administrative expenses decreased to 18.9% for the nine months ended September 30, 2007 from 25.0% for the nine months ended September 30, 2006.

We expect general and administrative expenses to remain at these higher levels for the remainder of 2007 as a result of our recently completed acquisition of Windstar Cruises, and a full year of operations in our new cruise and marine segments following the series of acquisitions completed during 2006.

Depreciation and Amortization

Depreciation and amortization expenses were $7.9 million for the nine months ended September 30, 2007 compared to $2.7 million for the nine months ended September 30, 2006. The increase is related to the additional depreciation expense from the increase in property and equipment, predominantly consisting of vessels, acquired as a result of the acquisitions completed during 2006 and 2007.

We expect depreciation expense to remain at these higher levels for the remainder of 2007 as a result of our acquisition of Windstar Cruises as well as a full year of recognizing depreciation associated with our Majestic America Line fleet acquired at various times during 2006.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $0.5 million for the nine months ended September 30, 2007, compared to $4.3 million for the nine months ended September 30, 2006. The decrease is related to the decrease in net insurance premiums earned in 2007 compared to 2006. We do not anticipate these costs to increase in 2007 as a result of not entering into any new agreements in 2006 or during the first nine months of 2007.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses were $0.7 million for the nine months ended September 30, 2007, compared to $2.9 million for the nine months ended September 30, 2006. The decrease is related to the decrease in net insurance premiums earned in 2007 compared to 2006. We do not anticipate these costs to increase in 2007 as a result of not entering into any new agreements in 2006 or during the first nine months of 2007.

Operating Income (Loss)

We recorded an operating loss of $9.6 million for the nine months ended September 30, 2007, compared to operating income of $6.8 million for the nine months ended September 30, 2006. The change is the result of the changes described above.

Other Income (Expense)

Other expense for the nine months ended September 30, 2007 was $2.0 million, compared to other income of $1.8 million for the nine months ended September 30, 2006. The decrease was primarily the result of a $3.2 million increase in interest expense related to long-term debt assumed in our cruise acquisitions consummated in the first and second quarters of 2006 and interest expense on our convertible notes issued in April 2007. During the nine months ended September 30, 2006, we were favorably impacted by realized gains of $1.1 million resulting from sales of available-for-sale securities, as compared to a $48,000 loss realized during the comparable period in 2007. These increases in other expense were partially offset by $0.6 million of insurance recoveries in 2007 under our business interruption insurance on the Mississippi Queen® relating to the norovirus incident which occurred in October 2006.

Income Taxes

We recorded an income tax benefit of $9.2 million for the nine months ended September 30, 2007, compared to an income tax provision of $1.0 million for the nine months ended September 30, 2006. The effective income tax benefit rate for the nine months ended September 30, 2007 was 79.2%, compared to an income tax rate of 12.1% for the nine months ended September 30, 2006. The change in the effective income tax rate in 2007 is primarily related to the tax treatment associated with our international operations, primarily related to Windstar Cruises which we acquired in April 2007. We believe that substantially all of Windstar Cruises’ income, with the exception of our United States source income principally from the transportation, hotel and tour business, was derived from, or incidental to, the international operation of ships, and is therefore exempt from United States federal income taxes. Our income tax rate for the nine months ended September 30, 2006 was lower than the statutory rate due to the reversal of approximately $2.3 million in valuation allowance on our deferred tax rates.

Net Income (Loss)

Net loss for the nine months ended September 30, 2007 was $2.4 million, compared to net income of $7.5 million for the comparable period in 2006. The change is the result of the changes described above.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our cash and cash equivalents and cash generated from our operating and financing activities.

Net cash provided by operating activities for the nine months ended September 30, 2007 was approximately $7.9 million, compared to $12.0 million for the nine months ended September 30, 2006. The change in net cash primarily relates to timing differences in the collection of current assets and the payment of current liabilities, primarily related to an increase in accounts receivable and accounts payable. This increase was partially offset by an increase in the net loss for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 combined with an increase in prepaid costs primarily related to deposits and drydocking activities within our cruise segment.

Net cash used in investing activities for the nine months ended September 30, 2007 was approximately $24.9 million as compared to $11.1 million for the nine months ended September 30, 2006. The change is due to the timing differences in reinvesting matured securities, cash paid for acquisitions and the increase in restricted cash.

As of September 30, 2007, we have incurred significant capital expenditures and cost for improvements to and maintenance of our ships, and we anticipate that these expenditures and costs will remain at these higher levels for the remainder of 2007. We do not have any material commitments of capital expenditures in our marine, travel and events or insurance businesses in 2007.

On February 1, 2005, we acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina company operating facilities in both the United States and Mexico. The purchase was completed in February 2005 for consideration of approximately $1.3 million in cash and the issuance of 184,717 shares of our common stock, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, we assumed a credit facility of approximately $1.6 million which we paid off in full on February 11, 2005. In connection with the acquisition, we were granted a twelve month option to purchase a 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. In February 2006, BellPort acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc., a California corporation, for approximately $0.3 million and extended its license agreement with BellPort Japan through 2010. On August 20, 2007, the majority shareholder increased its capital contribution in BellPort Japan resulting in dilution of our investment in BellPort Japan to 0.9%. By mutual agreement with the majority shareholder, we continue to maintain an option, but not obligation, to contribute capital to increase our investment to 34%.

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

On April 25, 2006, ACG acquired the cruise-related assets and liabilities of Delta Queen for $2.8 million in cash, the assumption of passenger deposits and the assumption of approximately $35.0 million of fixed-rate, 6.50% debt payable through 2020 and guaranteed by the United States Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of our common stock, to be granted to Delta Queen Steamboat Company, Inc. if certain future financial targets are met in any of the three years following the close of the transaction. No shares related to the contingent consideration were issued in 2006 or the nine months ended September 30, 2007.

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

Net cash provided by financing activities for the nine months ended September 30, 2007 was approximately $27.7 million, compared to $4.9 million used in financing activities for the nine months ended September 30, 2006. Net cash provided by financing activity in 2007 included $97.0 million from our convertible debt offering offset by $60.1 million used to repay the seller financing debt incurred in the acquisition of Windstar Cruises and related accrued interest and $3.3 million toward payment of convertible debt offering costs. Activity for the nine months ended September 30, 2007 and 2006 also consisted of cash dividends totaling $0.20 per share and $0.30 per share paid to common stockholders in the nine-month period ended September 30, 2007 and 2006, respectively.

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

We and our board of directors continually review the dividend policy to evaluate conditions that may affect our desire or ability to pay dividends, which are declared at the discretion of the board of directors. Subsequent to the dividend declared in May 2007, the board of directors has not approved any additional dividends for 2007.

In the ordinary course of business we may from time to time be required to enter into letters of credit related to our insurance programs and for our travel related programs with airlines, travel providers and travel reporting agencies. As of September 30, 2007, we had outstanding approximately $10.7 million in letters of credit related to property and casualty insurance programs which are scheduled to expire at various dates through 2008. As of September 30, 2007, we had outstanding approximately $1.6 million in letters of credit related to cruise business operations which expire in the fourth quarter of 2007. As of September 30, 2007, we had outstanding approximately $0.1 million in letters of credit related to travel and event business operations that expire at various dates through the fourth quarter of 2007.

Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 10% of loss and loss adjustment expense reserves, whichever is greater. As of September 30, 2007, Cypress Re had $4.1 million of contributed capital from us, which is in excess of the required statutory capital, and surplus of $0.8 million.

In November 1998, our board of directors authorized the repurchase of up to an aggregate of $20.0 million of our common stock in the open market or through private transactions. In August 2006, our board of directors authorized an additional $10.0 million for the repurchase of our common stock in the open market or through private tractions, providing for an aggregate of $30.0 million. This repurchase program is ongoing and as of September 30, 2007, we had repurchased 1,102,650 shares for approximately $14.0 million. We repurchased 51,150 shares during the three months ended June 30, 2007 and nine months ended September 30, 2007. No shares were repurchased during the nine months ended September 30, 2006. We do not believe that any future repurchases will have a significant impact on our liquidity.

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

The following table aggregates all contractual commitments and commercial obligations that affect our financial condition and liquidity position as of September 30, 2007:

	Payments Due by Period (dollars in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt and other obligations	$264,409	$12,942	$24,918	$50,103	$176,446
Operating leases	4,947	2,010	2,637	300	—

Total contractual cash obligations	$269,356	$14,952	$27,555	$50,403	$176,446

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

Cautionary Note Regarding Forward-Looking Statements

Statements contained in this quarterly report on Form 10-Q that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Such risks and uncertainties include, among others:

•	our ability to effectively and efficiently operate our cruise operations;

•	customer cancellation rates;

•	competitive conditions in the industries in which we operate;

•	marketing expenses;

•	extreme weather conditions;

•	timing of and costs related to acquisitions;

•	the impact of new laws and regulations affecting our business;

•	negative incidents involving cruise ships, including those involving the health and safety of passengers;

•	cruise ship maintenance problems and emergency ship repairs;

•	reduced consumer demand for vacations and cruise vacations;

•	changes in fuel, food, payroll, insurance and security costs;

•	the availability of raw materials;

•	our ability to enter into profitable marina construction contracts;

•	changes in relationships with certain travel providers;

•	changes in vacation industry capacity;

•	the mix of programs and events, program destinations and event locations;

•	the introduction and acceptance of new programs and program and event enhancements by us and our competitors;

•	other economic and geo-political factors and other considerations affecting the travel industry;

•	changes in United States maritime tax laws;

•	potential claims related to our reinsurance business; and

•	the potentially volatile nature of the reinsurance business.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

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

Item 1A of Part I of our Form 10-K for the year ended December 31, 2006, as amended. summarizes various material risks that investors should carefully consider before deciding to buy or maintain an investment in our securities. Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline. In April 2007, we sold of an aggregate of $97.0 million of 3.75% Convertible Senior Notes maturing on April 15, 2027 (“Notes”) to Thomas Weisel Partners LLC. Risks associated with or resulting from the Notes offering include:

•

The price of our common stock, and therefore the price of the Notes, may fluctuate significantly, which may make it difficult for holders to resell our convertible notes or our common stock when desired or at attractive prices.

•	Changes in our credit ratings or the financial and credit markets could adversely affect the market price of the Notes and our common stock.

•	Conversion of the Notes could dilute the ownership of existing stockholders.

•	Provisions of the Notes could discourage an acquisition of us by a third party.

•

Since the Notes are effectively subordinated in right of payment to all of our current and future secured indebtedness and to all secured and unsecured liabilities of our subsidiaries, our ability to satisfy our obligations under the Notes may be limited. As of September 30, 2007, we had approximately $167.2 million of debt outstanding and the aggregate amount of indebtedness including the $97.0 million in convertible debt and other liabilities of our subsidiaries of approximately $72.8 million (excluding intercompany liabilities and liabilities of a type not required to be recorded on the balance sheet in accordance with GAAP). The indenture governing the Notes does not prohibit our subsidiaries from incurring indebtedness in the future.

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

•

There are no financial covenants in the indenture and we are not restricted from paying dividends or issuing or repurchasing our securities under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the Notes could be adversely affected. As of September 30, 2007, we had approximately $167.2 million of debt outstanding and the aggregate amount of indebtedness including the $97.0 million in convertible debt and other liabilities of our subsidiaries of approximately $72.8 million (excluding intercompany liabilities and liabilities of a type not required to be recorded on the balance sheet in accordance with GAAP). We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt, including the Notes, or that future working capital, borrowings or equity financing will be available to pay or refinance any such debt.

•

We are not restricted from issuing additional shares of common stock during the life of the Notes. If we issue additional shares of common stock, the price of our common stock, and in turn, the price of the Notes may decline.

•

The registration rights agreement that we entered into with the holders of the Notes required that we cause a shelf registration statement covering the resale of the Notes and the underlying shares of common stock to be declared effective by October 30, 2007 and also required that the registration statement remain effective until the earlier of April 3, 2009 or the date those securities are no longer deemed registrable securities within the meaning of the registration rights agreement. The registration statement was declared effective on October 2, 2007. However, if we fail to meet the continuing effectiveness obligation, additional interest will accrue as follows: (a) 0.25% of the aggregate principal amount of the Notes per annum to and including the 90th day after the registration default; and (b) 0.50% of the aggregate principal amount of the Notes per annum from and after the 91st day after the registration default. If Notes that are registrable securities are converted into shares of common stock that are restricted securities, any additional interest will accrue on such shares at the rates described above, applied to the conversion price at that time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)

Date: November 9, 2007	By:	/s/ Laura L. Tuthill
Laura L. Tuthill Interim Chief Financial Officer, Vice President and Chief Accounting Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Interim Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Attached hereto.