Form 10-K
period 2007-12-31
AMBASSADORS INTERNATIONAL INC
filed 2008-03-14
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-26420
AMBASSADORS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1688605
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1071 Camelback Street
Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (949) 759-5900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $301,417,619 based on the closing sale price as reported on the Nasdaq Global Market.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2008

Common Stock, $.01 par value per share	11,141,067
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2008 Annual Meeting of Stockholders to be filed on or before April 29, 2008.

PART I
Item 1. Business
Overview
     We are a cruise, marine and travel and events company. Our cruise operations include U.S.-flagged cruise ships that sail along the inland rivers and coastal waterways of North America and international-flagged ships that sail to destinations in the Caribbean, Europe, the Americas and the Greek Isles.
     Through our marine business, we are a global provider of marina design and construction services. Our marine business also offers marine operations, management and consulting services to marina owners.
     Through our travel and events business, we provide event services to corporations, associations and trade show companies. In addition, we develop, market, and manage performance improvement programs utilizing travel incentives and merchandise awards designed to achieve specific corporate objectives, including achieving sales goals, improving productivity and attracting and retaining qualified employees. Our clients include Fortune 1000 companies, and other large and small businesses.
     We also earn a declining portion of our revenues by reinsuring property and casualty risks written by licensed United States (“U.S.”)-based insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.
     Our principal executive offices are located at 1071 Camelback Street, Newport Beach, California, 92660-3228 and our telephone number is (949) 759-5900.
Business Operations
     As of December 31, 2007, and for purposes of this report, we reported the following business segments:
•	cruise,

•	marine,

•	travel and events, and

•	corporate and other, which consists of general corporate assets (primarily cash and cash equivalents and investments), our reinsurance operations and other activities that are not directly related to our cruise, marine, and travel and events operating segments.
     See Note 19, “Business Segments” in the Notes to the Consolidated Financial Statements listed under Item 15 and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Information” for financial information concerning our business segments.
     Cruise Segment
     We conduct our cruise operations under our Majestic America Line and Windstar Cruises brands within our Ambassadors Cruise Group, LLC (“ACG”) subsidiary.
     Our Majestic America Line is a domestic provider of overnight passenger cruises along the inland rivers and coastal waterways of North America. We own seven U.S.-flagged cruise ships under the Majestic America Line brand, including the Empress of the North, Queen of the West, Columbia Queen, Contessa, American Queen®, Delta Queen® and Mississippi Queen®.
     We acquired our U.S. cruise operations through a series of acquisitions. In January 2006, ACG acquired American West Steamboat Company, LLC (“American West”), a cruise company that offers cruises through Alaska’s Inside Passage and on the Columbia and Snake rivers. In April 2006, we acquired the cruise-related assets of Delta Queen Steamboat Company, Inc. (“Delta Queen”).

     Each of our U.S.-flagged ships offers a boutique experience unique to itself and intimate access to the scenic places, historical events and varied cultures that define regional America. Our attention to quality with deluxe comfort and warm, attentive service from an American crew makes a voyage on the ships of Majestic America Line a truly unique experience. Our intimate ships ensure a comfortable, yet refined, cruise experience where guests can mingle with everyone aboard, from their fellow adventurers to our crew, including the ship’s captain.
     We offer cruises through Alaska’s Inside Passage onboard the Empress of the North, and on the Columbia and Snake rivers onboard the Empress of the North, Columbia Queen and Queen of the West. We also offer cruises onboard the American Queen®, Delta Queen® and Mississippi Queen® on many of America’s best known rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas rivers, with stops at many of America’s most historic cities, battlegrounds and estates, including New Orleans, Memphis and St. Louis. Each of our cruises offers an onboard historian and naturalist and shore excursions to enhance our passengers’ understanding of the wildlife, history and cultures of the areas traveled.
     Our domestic cruises are marketed to mature adult travelers as a unique vacation experience aboard classic steamboats in which the beauty, culture, wildlife and history of heartland America, Alaska and the Pacific Northwest are explored. We believe individuals are attracted to our cruises because of the quality of our service, dining, accommodations and entertainment, as well as other differentiating characteristics of our cruise experiences and their connections with American history.
     To attract additional customers, we have developed products that combine our river and coastal cruises with escorted tours and overnight stays at historic port cities. As a convenience to our passengers, we also arrange hotel accommodations and air and land transportation to and from our cruise embarkation and disembarkation points.
     In April 2007, we formed Ambassadors International Cruise Group, LLC (“AICG”) as a subsidiary of ACG and acquired Windstar Sail Cruises Limited (“Windstar Cruises”), a luxury, small ship cruise line consisting of three international-flagged motor-sail yachts: Wind Surf, Wind Spirit and Wind Star. Windstar Cruises offers sailings in the Caribbean, Europe, the Americas and the Greek Isles.
     Our U.S.-flagged cruise ships offer a total of 1,587 passenger berths and our international-flagged ships offer a total of 608 passenger berths. We utilize passenger berths as our measurement of capacity on our ships. Each passenger berth represents a bed that can be sold to customers for overnight accommodations on our cruises.
     The following is a summary of our U.S.-flagged and international-flagged cruise ships. In 2007, we operated six of the seven U.S.-flagged ships under the Majestic America Line brand and all three international-flagged ships under the Windstar Cruises brand. The Mississippi Queen® did not operate in 2007, and 2008 will be the farewell season for the Delta Queen,® barring a continued Congressional exemption. The Contessa and the Mississippi Queen® will not operate in 2008.

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

Marine Segment
     Our marine business, Ambassadors Marine Group, LLC (“AMG”) provides marina design, manufacturing and construction services. We also offer marine operations, shipyard services, management and consulting services to marina owners. Our marine operations primarily consist of the operations of Bellingham Marine Industries, Inc. (“Bellingham Marine”) and BellPort Group, Inc. (“BellPort”). Our marine business’ customer base is widespread and geographically diverse, and includes corporations, government agencies and private individuals.
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
     During the first half of 2006, we conducted our marine operations through our wholly-owned subsidiary, BellPort Group, which we acquired in February 2005. In February 2006, we acquired BellJa Holding Company, Inc., through which we acquired our 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate in Japan, including both residential communities and marina facilities. In connection with this acquisition, we extended our license agreement with BellPort Japan through 2010. Pursuant to the license agreement, we receive license fees of 0.5% of revenue generated using the BellPort brand in Japan. In July 2006, we formed Ambassadors Marine Group, LLC, which became the parent company to BellPort. On August 20, 2007, the majority shareholder increased its capital contribution in BellPort Japan resulting in dilution of the our investment in BellPort Japan to 0.9%. By mutual agreement with the majority shareholder, we continue to maintain an option (but not obligation) to contribute capital to increase our investment to 34%.
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
     In February 2008, BellPort purchased certain assets related to Anacapa Marine Services, a shipyard business located in Channel Islands Harbor in Oxnard, California, for $0.4 million. We completed the acquisition in order to further expand our shipyard operations.
     We also have a 50% ownership interest in Deer Harbor WI, LLC. Deer Harbor WI, LLC owns a marina facility in Deer Harbor, Orcas Island, Washington.

Travel and Events Segment
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
     In 2004, we consolidated the operations of three of our wholly-owned subsidiaries that were engaged in our travel and events business into a single wholly-owned subsidiary, Ambassadors, LLC.
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
Corporate and Other Segment
     Our corporate and other segment includes general corporate assets (primarily cash and cash equivalents and investments), our reinsurance operations, which reinsures property and casualty risks written by licensed U.S. insurers in the categories of commercial auto liability, commercial physical damage and workers’ compensation associated with members of highly selective affinity groups or associations, and other activities that are not directly related to our cruise, marine, and travel and events operating segments.
     In our reinsurance operations, we reinsure property and casualty risks written by licensed U.S. insurers through our subsidiary, Cypress Reinsurance, Ltd (“Cypress Re”). We formed Cypress Re in December 2003 and registered it as a Class 3 reinsurer pursuant to Section 4 of the Bermuda Monetary Authority Act to carry on business in that capacity subject to the provisions of the Bermuda Monetary Authority Act. The lines of business that we reinsure include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations. Prior to entering into reinsurance arrangements, we require the members, whose risk is reinsured under a program, to meet certain loss control program qualifications and pass certain pre-qualification criteria as part of the underwriting review by a third party.
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

     As of December 31, 2007, loss and loss adjustment expenses incurred did not exceed our aggregate reinsurance limit on any of our quota share agreements. We have not entered into any quota share agreements since June 2005 and have scaled back any plans to enter any new reinsurance business due to current business conditions.
     We have a 19.8% minority investment in Grand Prix Tours, Inc., which provides packaged tours primarily to Formula One, Indy Car and NASCAR races in the U.S. and internationally. In 2007, we recognized an impairment loss of $0.2 million equal to the value of our investment in this entity.
     In January 1999, we purchased a minority interest in a joint venture that owns the capital stock of Scheduled Airlines Traffic Offices, Inc. (“Scheduled Airlines”). In June 2001, we sold our stake in Scheduled Airlines to Navigant International, Inc. (“Navigant”). We received $7.2 million in cash, 237,000 shares of common stock of Navigant and recorded a gain of $8.3 million in other income ($5.5 million net of income taxes) in 2001. The agreement also provided for an additional payment of cash and stock to be paid to us if Scheduled Airlines, as a subsidiary of Navigant, had achieved certain revenue objectives by June 14, 2002. The additional payment was disputed by Navigant and both parties agreed to arbitration to settle the dispute. In June 2003, the arbitration was settled and we received $0.7 million in cash, net of arbitration related expenses, and 36,000 shares of common stock of Navigant. In fiscal year 2003, we recorded in other income the final component of the gain consideration on the sale of this investment in the amount of $1.2 million ($0.7 million net of income taxes). During 2006, we sold the Navigant available-for-sale securities and recorded a realized gain in the amount of $1.1 million, which is recorded in other income.
Business Strategy
     Our strategy for our cruise segment is to become a leader in the luxury small ship cruise segment. The 2007 financial results of our domestic cruise line were below our expectations. As a result of the business performance, we have identified four major issues as follows:
•	Improve promotion and pricing strategy;

•	Diversify our channel strategy;

•	Reduce our selling expenses; and

•	Improve our operational execution.
     A key part of our international business strategy is making cruise acquisitions that we believe are complementary to our international cruise business. We believe that by acquiring or developing strong brands in the luxury small ship category, we can become a global provider of vacation experiences to unique and desirable destinations. We intend to continue evaluating and considering acquisition opportunities that are complementary to our cruise operations.
     Our strategy for our marine segment principally focuses on the operations of Bellingham Marine and the expansion of this brand into new worldwide markets and the expansion of its product offerings. As part of our business strategy relating to the operations of Bellingham Marine, we intend to consider and, as appropriate, make acquisitions of technologies, products and businesses that we believe are complementary to our Bellingham Marine operations. Our strategy for BellPort is to leverage our experience in the yacht servicing business, and maintain focused marketing abilities to position this segment to grow and expand its reach in the marine and yachting marketplace. We believe that Bellingham Marine will be the dominant driver in our marine growth.
     Our strategy for our travel and events segment is to maintain our quality standards while increasing our overall volume of business by differentiating ourselves from our competitors and extending the array of services offered, including event management technology and software. In addition, we see an opportunity to develop and own internally-developed events for specific causes and industries.
     We continue to pursue selective acquisitions of businesses in the cruise, marine, travel, events, leisure, hospitality and service sectors that we believe will increase stockholder value.

Competition
     The cruise industry is a highly competitive marketplace with several operators providing cruise offerings domestically and internationally. We compete in terms of price, itineraries, services and ship types. In addition, cruising is one of several options that people have when selecting a vacation. We face competition from other vacation operators that provide leisure and vacation alternatives including resorts, hotels and packaged tours. We believe that we provide a unique experience that is appealing to our target market, but other alternatives may become more appealing. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us.
     The marine industry is a competitive marketplace. We compete with other marina builders, service providers and general contractors in terms of quality, price, product and timing. We believe that we deliver products superior to that of our competition, and have created a development team, facilities and processes that allow us to exceed our clients’ expectations. We believe that our brands are well known for quality within the industry. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us.
     The travel and events industry is highly competitive. Many of our competitors are larger and have greater resources than us. We believe that, although some potential clients will focus on price alone, other clients will also be interested in the quality of the programs developed and the excellence of the customer service provided. We believe that we provide a level of service that exceeds our competition. We compete with respect to price and service, and believe our technology is a key element of our service. We believe the barriers to entry are relatively low for any future competitors within the travel and events segment of our business due to the limited resources required. Additionally, certain organizations engaged in the travel and events industry have substantially greater financial, marketing and sales resources than we do. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us.
Regulation
     Ship Maintenance
     Operation of our U.S.-flagged ships is subject to regulations established by the U.S. Department of Transportation that are enforced by the U.S. Coast Guard and other international class societies. Among these regulations is the requirement that the ships be taken out of operation and removed from the water for inspection of the exterior of the hull on a periodic basis, referred to as drydocking. Our U.S.-flagged ships must be drydocked every twelve to 60 months, dependent upon the ship type. We usually layup our domestic ships in the winter months when they are typically out of operation due to limited demand. Our international ships must be drydocked at least twice every five years typically at preplanned times of low demand.
     Passenger Health, Safety and Security
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
     Pursuant to the Western Hemisphere Travel Initiative, since January 31, 2008, U.S. citizens have been required to carry a passport or, when available, a People Access Security Service (“PASS”) card, for travel by land or sea to or from certain countries and areas that previously were exempt from passport requirements, such as the Caribbean, Canada and Mexico. The State Department and the Department of Homeland Security are collaborating on the development of the PASS card system. The PASS card is a secure credential that verifies the citizenship and identity of U.S. nationals who re-enter the U.S. and is seen as a less expensive alternative to a passport. Since many cruise customers visiting these destinations may not currently have passports or may not obtain a PASS card when available, it is likely that this will have some negative effect on our bookings and future net revenue yields. There are a number of factors that could influence the ultimate impact of these regulations, such as customer travel patterns, the cost and ease of obtaining PASS cards, customer price sensitivity and the cost and effectiveness of mitigating programs we and others have established or will establish.
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
     The Coast Guard’s maritime security regulations, issued pursuant to the Maritime Transportation Security Act of 2002, require us to operate our ships and facilities pursuant to both the maritime security regulations and approved security plans. Our ships and facilities are subject to periodic security compliance verification examinations by the Coast Guard. A failure to operate in accordance with the maritime security regulations or the approved security plan may result in the imposition of a fine or control and compliance measures, including the suspension or revocation of the security plan, thereby making the ship or facility ineligible to operate. We are also required to audit these security plans on an annual basis and, if necessary, submit amendments to the Coast Guard for their review and approval. Failure to timely submit the necessary amendments may lead to the imposition of the fines and control and compliance measures mentioned above.
     DHS may adopt additional security-related regulations, including new requirements for screening of passengers and our reimbursement to the agency for the cost of security services. These new security-related regulations could adversely affect our ability to efficiently process passengers or could increase our operating costs.
     The Federal Maritime Commission regulates passenger ships with 50 or more passenger berths departing from U.S. ports and requires that operators post a surety bond to be used if the operator fails to provide cruise services, or otherwise satisfy certain financial standards. We have secured a $15 million surety bond as security under the Federal Maritime Commission. We may in the future be required to make additional financial deposits directly with the Federal Maritime Commission in proportion to advance passenger deposits received.
     U.S. Ownership Requirements
     U.S. maritime laws require that, to be eligible to operate a ship transporting non-proprietary cargo on U.S. inland waterways, the company that owns the ship must be controlled and 75%-owned by U.S. citizens at each tier of its ownership. Such laws therefore restrict, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the ships that we operate on the inland waterways. If we at any point cease to be 75%-owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our inland waterways operations.
     As a result of the rules and regulations relating to the operation of passenger ships in the U.S., we believe our U.S.-flagged designation provides us with significant itinerary advantages. These regulations permit only U.S. ships that are U.S. built, owned by U.S. citizens, operated by U.S. crews and officers and U.S.-flagged by the U.S. Coast Guard to operate exclusively among U.S. ports. Non-U.S.-flagged ships may not travel the U.S. waterways without also visiting a foreign port during the same voyage. In contrast, our cruise ships can travel through America’s heartland without having to include a foreign port. We believe this gives us a distinct advantage in our Alaska operations allowing us to offer Juneau-to-Juneau roundtrip itineraries without the need to sail additional days to Canadian ports. On our inland U.S. waterway itineraries, including Mississippi, Ohio, Columbia and Snake rivers sailings, federal laws and regulations effectively prohibit foreign-flagged ships from operating on the U.S. waterways and thus limit competing itineraries.
     Environmental
     We are subject to numerous environmental laws. Our marine projects can involve the handling of hazardous and other highly regulated materials which, if improperly handled or disposed of, could subject us to civil and criminal liabilities. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations. The applicable regulations, as well as the technology and length of time available to comply with those regulations, continue to develop and change. In addition, regulations covering our past activities or those of our predecessors could adversely affect us.
     U.S., Canadian and various state government or regulatory agencies have enacted or are considering new environmental regulations or policies that could adversely affect the cruise vacation industry. Some environmental groups have lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to ship discharges, could increase our cost of compliance or otherwise adversely affect our businesses, results of operations and financial condition.
     Taxation
     The following summary of the principal U.S. tax laws applicable to our cruise operations, as well as the conclusions regarding certain issues of tax law, are based on the provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed U.S. Treasury Department regulations, administrative rulings, pronouncements and judicial decisions, all as of the date of this Annual Report. No assurance can be given that changes in or interpretation of existing laws will not occur or will not be retroactive or that anticipated future circumstances will in fact occur. Our views should not be considered official, and no assurance can be given that the conclusions discussed below would be sustained if challenged by taxing authorities.
     We own and operate our Windstar Cruises fleet of three Bahamian registered cruise vessels through foreign corporations that are subsidiaries of AICG, a wholly-owned subsidiary of ours incorporated in the Marshall Islands. As a result of special tax elections, these foreign subsidiary corporations are treated as “branches” of AICG. Therefore, for purposes of the following discussion, AICG and not the subsidiaries will be treated as the owner and operator of the Windstar Cruises fleet.
     Taxation to AICG of its Cruise Income: In General
     AICG derives substantially all of its gross income from the operation of the Windstar Cruises vessels in international transportation. This income principally consists of hire for the transportation of passengers, which we refer to as “cruise income.”
     Cruise income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S., is considered to be 50% derived from sources within the U.S. Cruise income attributable to transportation that both begins and ends in the U.S., without an intervening non-U.S. port of call, is considered to be 100% derived from sources within the U.S. AICG does not engage in cruise operations that give rise to 100% U.S. source income. Cruise income attributable to transportation exclusively between non-U.S. ports is considered to be 100% derived from sources outside the U.S. Cruise income derived from sources outside the U.S. is not subject to any U.S. federal income tax. AICG’s vessels operate in various parts of the world, including to or from U.S. ports.
     Unless exempt from U.S. taxation under Section 883 of the Code, AICG’s U.S. source shipping income will be subject to U.S. federal income taxation under the net and branch tax regime described below.

     Under Section 883 of the Code, AICG qualifies for exemption from U.S. federal tax on its U.S. source cruise income derived from Windstar Cruises since for more than half of the days of the year 2007: (i) AICG was organized under the laws of the Republic of the Marshall Islands, a foreign country that grants the requisite equivalent exemption from tax on cruise income earned by U.S. corporations and (ii) AICG was a “controlled foreign corporation” as defined by Section 957 of the Code (“CFC”) and more than 50 % of AICG’s stock was owned by a U.S. domestic “C” corporation, namely us.
     Taxation in the Absence of an Exemption under Section 883
     In the absence of an exemption under Section 883, a foreign corporation such as AICG would be subject to either the net income and branch profits tax regimes of Sections 882 and 884 of the Code (the “net tax regime”) or the four percent of gross income tax regime of Section 887 of the Code (the “four percent tax regime”).
     Where the relevant foreign corporation has, or is considered to have, a fixed place of business in the U.S. that is involved in the earning of U.S. source shipping income and substantially all of such U.S. source shipping income is attributable to regularly scheduled transportation, the net tax regime is applicable. If the foreign corporation does not have a fixed place of business in the U.S. or substantially all of its U.S. source shipping income is not derived from regularly scheduled transportation, the four percent tax regime will apply.
     We believe AICG would be subject to the net tax regime in the absence of an exemption under Section 883. Under the net tax regime, U.S. source shipping income, net of applicable deductions, would be subject to a federal corporate income tax of up to 35% and the net after-tax income would be potentially subject to a further branch tax of 30%. In addition, interest paid by the foreign corporations, if any, would generally be subject to a branch interest tax.
     Controlled Foreign Corporation Tax Regime
     As the 100% U.S. stockholder of AICG, which as indicated above is a CFC, we are subject to tax under the CFC regime on AICG’s “Subpart F income” whether or not AICG makes any distributions of such income to us.
     For taxable years beginning on or after January 1, 2005, Subpart F income does not include income derived from the international operation of ships. Therefore, none of Windstar Cruises income is “Subpart F” income.. However, Subpart F income does include, among other things, interest and other passive investment income, income from the sale or purchase of certain goods to or from a related party, certain income from the provision of services to a related party and any increase in our investments in certain property located in the U.S.
     Inclusions of Subpart F income will increase our adjusted basis in our stock interests in AICG. Any subsequent distributions of earnings and profits attributable to previously included Subpart F income will be non-taxable to us and will reduce our adjusted basis in our AICG stock interests in AICG.
     The Company’s gain on the disposition of its AICG stock would be treated as a dividend to the extent of the AICG’s untaxed earnings and profits.
     State Taxation
     The State of Alaska has instituted state taxes and operating regulations that affect the cruise industry operating in Alaska, and could result in a reduction in demand for Alaska cruises. It is possible that other states, countries or ports of call that we regularly visit may decide to also assess new taxes specifically targeted to the cruise industry, which could increase our operating costs and/or could decrease the demand for cruises and ultimately decrease our net revenue yields. Due to the size of our ships operating in Alaska at this time, we are not currently affected by these new taxes or operating regulations. However, there is no guaranty that these size requirements will not be reduced or similar actions enacted in other waters in which we operate or may operate in the future. Increases in operating, financing and tax costs could adversely affect our results because we may not be able to recover these increased costs through price increases of our cruise vacations.
     Labor and Employment
     Many of our cruise segment employees are covered by federal maritime laws, including provisions of the Jones Act, the Longshore and Harbor Workers Act and the Seaman’s Wage Act. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue in federal court actions against employers for job-related injuries. Because we are not generally protected by the limits imposed by state workers’ compensation statutes for these employees, we may have greater exposure for any claims made by these employees than is customary in the individual states.

     Licensing
     We currently maintain liquor licenses in various states for our ships. We do not anticipate any additional material expenses or other adverse developments with respect to these licenses or future renewals. However, if such developments do occur, we may be required to restrict the sale of alcoholic beverages on all or portions of our cruises. In connection with these applications or otherwise, we may be required to become qualified to do business in, or to pay or remit various types of taxes or fees to, certain states or political subdivisions thereof. In addition, we may be subject to fines or other penalties for failure to comply with laws and regulations of one or more states requiring licensing, qualification or other action. Neither the cost of compliance by us with such regulations, nor the penalties imposed or sought to be imposed on us for noncompliance have been material in the past.
     Reinsurance Capital Requirement
     Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 10% of loss and loss adjustment expense reserves, whichever is greater. As of December 31, 2007, Cypress Re had $4.1 million of contributed capital from us, which exceeded the required statutory capital and surplus of $0.7 million.
Insurance
     We maintain a variety of insurance coverages for the operations of our businesses, including but not limited to coverage for professional and general liability. We also maintain insurance coverage on our ships, real property and personal property, and as required on leased properties.
     We carry marine liability insurance on our ships through various mutual protection and indemnity associations. Our marine liability insurance arrangements are typical of common marine industry practices and, subject to certain deductibles, provide coverage for losses, other than hull physical damage losses, including casualty damage by the ships and claims by crew members, passengers and other third parties. As a member of mutual protection and indemnity associations, we pay our annual premiums based largely on our risk characteristics and loss experience, and the loss experience of other members. In addition, because such associations and other maritime mutual indemnity associations around the world pool a portion of their loss experience in risk sharing arrangements, these associations also may be affected by the loss experience of other mutual protection and indemnity organizations. In addition to this pooling arrangement, these associations have additional independent reinsurance protection.
     Our annual protection and indemnity insurance premium consists of annual mutual premiums. We may be liable for supplemental premiums in excess of the anticipated amount in the event that an association incurs heavy losses or experiences unusual circumstances.
     We also carry a multi-line marine and non-marine package policy that is underwritten by various insurers. This package policy provides hull and machinery coverage that insures against physical loss and damage to the ships, subject to various deductibles. The ships are insured for their appraised value. Although we believe the risk of a total loss of our ships is remote, in all likelihood the replacement costs would significantly exceed these coverage limits. Additionally, this package policy provides coverage against loss of revenue and extra expenses incurred in connection with a marine casualty or other covered interruption in service, subject to various deductibles.
     We believe our insurance coverage is adequate based on our assessment of the risks to be insured, the probabilities of loss and the relative cost of available coverages. However, there can be no assurance that the insurance we maintain us will be adequate in the event of a claim, or that such insurance will continue to be available in the future or at reasonable prices.

Environment
     We are subject to federal, state and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditure in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to properties owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.
Employees
     As of December 31, 2007, we employed 1,038 employees. Our employees are primarily located in the states of California, Florida, Georgia, Illinois, Missouri, Oregon, Pennsylvania, Washington; the countries of Australia, England, New Zealand, France and Spain; and various other individual offices throughout the U.S. and the world. We have full-time employees engaged in management, construction, marketing and sales, operations, administration and finance. We also employ temporary labor on a periodic basis to assist with our operations due to the seasonal nature of our cruise and travel and events businesses. None of our U.S. employees are subject to collective bargaining agreements or are represented by a union. We believe that our labor relations are good. Our international crews of Windstar Cruises are members of certain international unions established by their countries of origin.
Seasonality
     Our businesses are seasonal. Prior to 2006, the majority of our operating results were recognized in the first and second quarters of each fiscal year, which corresponds to the busy season for our travel and events services. As a result of the acquisitions within our cruise segment and the size of our cruise operations in relation to our overall operations, since 2006, a majority of our operating results have been recognized in the second and third quarters of each fiscal year, which coincides with the cruising season. Our future annual results could be adversely affected if our revenue were to be substantially below seasonal norms during the second and third quarters of the year.
Available Information
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our website, www.ambassadors.com/investor, as soon as reasonably practicable after they are filed electronically with or furnished to the Securities and Exchange Commission. We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report. The public may also read and copy any materials we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains at http://www.sec.gov an Internet website that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the Securities and Exchange Commission.
Item 1A. Risk Factors
     You should consider carefully the specific risk factors set forth below and other information contained or incorporated by reference in this Annual Report on Form 10-K, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. You should note that the risks described below are not the only risks that we face. The risks listed below are only those risks relating to our operations that we consider to be material. There may be additional risks that we currently consider not to be material or that we are not currently aware of, that could harm our business, financial condition and results of operations. As a result, the trading price of our common stock could decline, and investors could lose the money they paid to buy our common stock.
Risks Related to Our Company and Our Industry
Our success depends on our ability to manage our growth and integrate our acquisitions.
     As part of our business strategy, we regularly consider and, as appropriate, make acquisitions of assets and businesses that we believe are complementary to our businesses. Acquisitions typically entail many risks, including:
•	diversion of management’s attention to the assimilation of the operations and personnel of the acquired businesses;

•	potential loss of key employees;

•	potential exposure to unknown liabilities of acquired companies; and

•	adverse effects on reported operating results due to acquisition costs and expenses associated with integrating and assimilating the operations of the acquired businesses.
     We have experienced a period of rapid growth from acquisitions in our cruise and marine businesses. This growth has placed significant demands on our human and financial resources. We must continue to improve our operational, financial and management information controls and systems and effectively motivate, train and manage our employees to properly manage this growth. Even if these steps are taken, there can be no assurance that we will be able to profitably manage additional businesses or successfully integrate any acquired businesses without substantial costs, delays and/or other operational or financial problems.
     If we are unable to successfully integrate our acquisitions with our existing businesses, we may not obtain the advantages that the acquisitions were intended to create, which may adversely affect our business, results of operations, financial condition and cash flows and the market price of our stock.
Prior to our acquisition of cruise-related assets and businesses in 2006 and our acquisition of Bellingham Marine in 2006, we had no experience in operating a cruise business or marina construction business.
     Our recent cruise and marina construction acquisitions expose us to new risks associated with entering new lines of business that we had limited or no experience operating. We anticipate that there may be many things we still need to learn and master to be successful in these new endeavors. Moreover, we have a limited operating history within our cruise and marine segments, which may make it difficult to predict our long-term success. Failure to successfully manage the risks associated with the development and implementation of new lines of business could adversely affect our business, results of operations and financial condition.
If we are unable to find suitable acquisition candidates in the future, our continued growth and financial performance may be adversely affected.
     Our recent growth is attributable to our acquisitions of American West, the cruise-related assets of Delta Queen, Windstar Cruises and Bellingham Marine. A significant element of our business strategy is to continue to acquire assets or businesses that are complementary to our businesses. We compete for acquisition opportunities with other companies, many of which have greater name recognition, marketing support and financial resources than we have, which may result in a diminished number of acquisition opportunities available to us and higher acquisition prices. No assurance can be given that we will be able to identify, pursue or acquire any targeted businesses or make any acquisitions on terms favorable to us. If we fail to identify and complete acquisitions in the future, our growth and financial performance may be adversely affected.

In connection with our acquisitions within the cruise segment, we assumed or incurred a significant amount of indebtedness, which could adversely affect our cash flows and business.
     In connection with our 2006 acquisitions of American West and the cruise-related assets of Delta Queen, we assumed indebtedness that greatly exceeded our historical levels of indebtedness. We assumed $41.5 million in fixed-rate, 4.63% debt payable through 2028 in connection with our acquisition of American West. We also assumed $35.0 million of fixed-rate, 6.5% debt payable through 2020 as a result of our acquisition of the cruise-related assets of Delta Queen. In 2007, we assumed an additional $60.0 million in seller financing from our acquisition of Windstar Cruises, payable at 7.0% through 2017. The Windstar Cruises seller financing was paid in full in April 2007 through the use of proceeds received from a $97.0 million offering of 3.75% senior convertible notes due April 15, 2027. Interest on the convertible notes is payable semi-annually in arrears on April 15 and October 15 in each year, commencing October 15, 2007. As a result of this debt, demands on our cash resources have increased. The increased levels of debt could, among other things:
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
     A substantial portion of our available cash could be used in order to invest in the operations of the businesses we have recently acquired. We may also seek to finance operations through debt or equity financings. In addition, we may use cash to consummate potential acquisitions of businesses within the cruise or marine segments. There can be no assurance that financing for operational use or for potential acquisitions will be available at all or on terms acceptable to us. If the consideration for an acquisition includes equity securities, our stockholders could experience dilution.
     In addition, our plans for growth and expansion will require significant capital expenditures that may not produce corresponding revenues in the near term, which may place a strain on our capital resources. The process of expanding our fleet of ships may require additional financial resources that would otherwise be available for the ongoing operation of our existing fleet of ships. Our failure to manage our financial resources effectively during our expansion could force us to delay or abandon some of our expansion plans and may adversely affect our liquidity, financial condition and results of operations.
Our financial performance is subject to seasonal and quarterly fluctuations, which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us.
     Our businesses are seasonal. We recognize cruise-related revenues at the completion of the cruise. We recognize revenue for marine and related services in accordance with the respective contracts. We recognize travel, incentive and event-related revenues in the month a program operates. We recognize insurance premiums as revenue over the period of the insurance contracts in proportion to the amount of the insurance coverage provided. Prior to 2006, the majority of our operating results were recognized in the first and second quarters of each fiscal year, which corresponds to the busy season in our travel and events segment. As a result of the acquisitions within our cruise segment and the size of our cruise operations in relation to our overall operations, a majority of our operating results will be recognized in the second and third quarters of each fiscal year, which coincides with the cruising season. Our future annual results could be adversely affected if our revenue were to be substantially below seasonal norms during the second and third quarters of each fiscal year. Our operating results may fluctuate as a result of many factors, including:
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
     As a result of these and other factors, our operations and financial condition could suffer, which could cause our annual or quarterly operating results to be below the expectations of public market analysts and investors. In such event, the price of our common stock could be adversely affected. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.
If we are unable to effectively compete against our competitors, our financial condition will suffer.
     The cruise, marine and travel and events industries are highly competitive. We compete with a variety of other companies that provide similar products and services.
     As a result of our cruise acquisitions, we operate in the vacation market, and cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators that provide other leisure options, including hotels, resorts and package holidays and tours. We face significant competition from other cruise lines, both on the basis of cruise pricing and also in terms of the nature of ships and services we offer to cruise passengers.
     We believe the barriers to entry within some of the industries in which we operate are relatively low. Certain of our competitors have substantially greater financial, marketing and sales resources than we do. As a result, there can be no assurance that our present competitors or competitors that elect to enter the marketplace in the future will not exert significant competitive pressures on us. These competitive factors could adversely affect our business, financial condition and results of operations.
Our operations and financial condition may be adversely affected by events adversely affecting the travel industry, including the effects of general economic conditions.
     A substantial portion of our operations are directly associated with the travel industry. Demand for travel and vacation is dependent on the underlying strength of the economy. As a result, our operations are subject to special risks inherent in doing business in that industry. Adverse changes in the economic climate, such as higher fuel prices, higher interest rates and changes in governmental policies could reduce the discretionary income of our potential cruise passengers or companies scheduling conventions, trade shows or meetings. Consequently, this could negatively affect demand for vacations, including cruise vacations, and for travel, events or conventions, all of which are discretionary purchases. In addition, the travel industry is highly susceptible to unforeseen events, such as wars, acts of terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights. Demand for our products and services may also be adversely affected by natural occurrences such as hurricanes, earthquakes, epidemics and flooding in regions in which we offer our products and provide our services. Periods of instability or uncertainty surrounding the travel industry may reduce the demand for our programs and services and could adversely affect our business, financial condition and results of operations.
Our success in our travel and events business is highly dependent upon unaffiliated travel services suppliers with whom we have limited agreements.
     In order to provide our services and products, we depend on airlines, hotels and other suppliers of travel and processing services. We have limited agreements with our travel suppliers and vendors that obligate such suppliers or vendors to process or sell services or products through us. We rely to a large extent on scheduled commercial airline services to get our customers to our cruise ships and, therefore, increases in the price of, or major changes or reduction in commercial airline service, could undermine our ability to provide reasonably priced vacation packages. Restricted access to suppliers and vendors of travel services and processing, or a reduction in capacity or changes in pricing or collateral arrangements with travel suppliers or vendors could adversely affect our business, financial condition and results of operations.
Overcapacity within the cruise vacation industry, a reduction in demand or economic uncertainties could adversely affect our revenues and profitability and impair our asset values.
     Cruising capacity has grown in recent years, and we expect it to increase further as cruise vacation companies introduce new ships. Demand for cruises has been and is expected to continue to be dependent on economic conditions. Economic changes may reduce demand for cruise vacations and may lead to reduced occupancy and/or price discounting which, in turn, could adversely affect our results of operations and financial condition and impair our asset values.
Our business could be adversely affected by unanticipated casualty losses.
     Due to the nature of our businesses, we may be subject to liability claims arising out of accidents or disasters causing injury to our customers, including claims for serious personal injury or death. Although we have never experienced a liability loss for which we did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the insurance carrier will be solvent at the time of any covered loss. There can be no assurance that we will be able to obtain sufficient insurance coverage at acceptable premium levels in the future. Successful assertion against us of one or a series of large uninsured claims, or of one or a series of claims exceeding our insurance, could adversely affect our business, financial condition and results of operations.
No assurance can be given that our insurance costs will not escalate.
     Our protection and indemnity insurance is provided by various mutual protection and indemnity associations. As associations, they rely on member premiums, investment reserves and income, and reinsurance to manage liability risks on behalf of their members. Increased investment losses, underwriting losses or reinsurance costs could cause domestic or international marine insurance associations to substantially raise the cost of premiums, resulting not only in higher premium costs, but also higher levels of deductibles. Increases in our premiums or deductible levels could adversely affect our operating costs.
We are dependent upon key personnel.
     Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel. The loss of the services of any of our executive officers or other key employees could adversely affect our business, financial condition and results of operations. We do not have any long-term employment agreements with our executive officers, other than with our Chairman and CEO. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, operational, marketing and customer service personnel. The failure to retain and attract necessary managerial, operational, marketing and customer service personnel could adversely affect our business, financial condition and results of operations.
Our success in our domestic and international cruise business is highly dependent on our third party vessel management company.
     In conjunction with our acquisition of Windstar Cruises, we engaged the services of V.Ships Leisure (“V.Ships”) for the vessel management of our internationally flagged ships. Beginning in March 2008, V.Ships will also begin to manage our Majestic America Line ships. Management services consist of deck, engine and hotel crew management, procurement and technical and hotel operations. We rely on the expertise of our third party provider and the failure to adequately integrate, manage and monitor the operations of V.Ships could adversely affect our business, financial condition and results of operations.
International political and other world events affecting safety and security could adversely affect the demand for cruises, which could harm our future sales and profitability.
     Demand for cruises and other vacation options has been, and is expected to continue to be, affected by the public’s attitude towards the safety and security of travel. Events such as the terrorist attacks in the U.S. on September 11, 2001 and the threats of additional attacks in the U.S. and elsewhere, concerns of an outbreak of additional hostilities and national government travel advisories, together with the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse effect on demand and pricing in the travel and vacation industry and may continue to do so in the future. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business.
Incidents or adverse publicity concerning the cruise vacation industry or unusual weather conditions could adversely affect our reputation and harm our future sales and profitability.
     The operation of cruise ships involves the risk of accidents, including those caused by the improper operation of our ships, passenger and crew illnesses such as the spread of contagious diseases, mechanical failures, fires, collisions, inappropriate crew or passenger behavior, weather events, security breaches and other incidents which may bring into question passenger safety, health, security and vacation satisfaction and thereby adversely affect future industry performance and expose us to claims by those that may be harmed. For example, our Empress of the North ran aground in May 2007 during a cruise, requiring us to cancel twelve non-consecutive cruises and end the sailing season early. Our Empress of the North also ran aground in March 2006 during a cruise, requiring us to cancel three cruises. In addition, we experienced an outbreak of Norovirus on our Mississippi Queen® in October 2006, requiring us to cancel three cruises. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises due to these or other factors, which would adversely affect our results of operations and financial condition due to loss of revenue from cancellations passenger relocation, crew expenses, ship repairs and passenger refunds or other accommodations. Incidents involving cruise ships, adverse media publicity concerning the cruise vacation industry, events such as terrorist attacks, war and other hostilities, or unusual weather patterns or natural disasters, such as storms and earthquakes, could impact demand and consequently adversely affect our profitability.
If we do not complete drydocking on schedule or if ship mechanical faults result in unscheduled drydockings and repairs, we will incur additional expenses and may also lose revenues by canceling planned cruises.
     When we drydock one of our cruise ships as is required for inspection of the exterior of the hull on a periodic basis, we lose the revenue from that ship’s operations for the period it is out of service. We also incur the additional cost of the drydocking. Also, our cruise ships from time to time experience mechanical problems or extended or extraordinary maintenance. Mechanical faults or extended maintenance may result in delays or cancellation of cruises or necessitate unscheduled drydocks and repairs. For example, in November 2007 our Wind Star was placed into a scheduled drydock that required more repairs than originally anticipated, which caused a significant budget overrun. Our Wind Spirit experienced an oil leak due to a broken seal in the controllable pitch propeller in December 2007, which caused us to cancel one sailing. Our Queen of the West experienced an engine failure in September 2006, which caused us to cancel one cruise. These, events together with any related adverse publicity, could adversely affect our financial results.
Unavailability of ports of call may adversely affect our profits by reducing our sales of cruise vacations.
     We believe that port destinations are a major reason why passengers choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including, but not limited to, existing capacity constraints, security concerns, adverse weather conditions and natural disasters, financial limitations on port development, local government regulations and local community concerns about port development and other adverse impacts on their communities. Any limitations on the availability of our ports of call could adversely affect our profits by reducing our sales of cruise vacations.
The nature of our engineering and construction business exposes us to potential liability claims and contract disputes, which may reduce our profits and cash available for operations.
     We engage in construction activities for marina facilities where design, construction or systems failures can result in substantial injury or damage to third parties. We and/or our subsidiaries have been and may in the future be named as defendants in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our profits and cash available for operations.
Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.
     Our ability to conduct and expand our marina construction operations is dependent on access to construction materials and skilled labor. Increased prices or shortages of materials such as cement, aluminum and wood would cause increases in construction costs and construction delays. Labor disputes or increased costs or shortages of skilled labor could also cause increases in costs and delays. Prices and supplies may be further adversely affected by natural disasters and adverse weather conditions. We estimate and forecast costs as part of our business, and attempt to plan for possible cost increases due to changes in prices or availability of materials or labor. However, generally we are unable to pass on unanticipated increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the project at the time the contract is signed, which may be well in advance of the construction work. Significant unexpected increases in costs of materials or labor may adversely affect our results of operations.
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
We may incur costs related to repairing defects in marinas we design and construct, which could adversely affect our profitability.
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
     As is customary in the marina construction industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Since 2001, the surety industry has undergone significant changes, with several companies withdrawing completely from the industry or significantly reducing their bonding commitment. In addition, certain reinsurers of surety risk have limited their participation in this market. Therefore, we could be unable to obtain surety bonds when required, which could adversely affect our future results of operations and revenues by limiting the number of projects we are able to pursue.
Natural disasters, severe weather conditions and forces in nature beyond our control could adversely affect our marina construction and management operations.
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
     Under our accounting procedures, we measure and recognize our marina construction profits and revenues under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenues and profits ratably over the life of a contract by comparing the amount of the costs incurred to date against the total amount of costs expected to be incurred. The effect of revisions to revenues and estimated costs is recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. Given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenues and profits.
Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased costs and potential losses.
     Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions beyond our control. In our marine operations, we currently operate in Australia, Spain, New Zealand, France, United Kingdom, Mexico, Canada, Bahamas, Malaysia, China and Singapore. With the addition of Windstar Cruises, we began offering itineraries with destinations in Costa Rica, Greece, Spain, Portugal, Turkey, Italy, France, British Virgin Islands, Barbados, French West Indies, Grenada and other foreign ports of call. We anticipate that our foreign destinations will change and expand over time. Operating in the international marketplace exposes us to a number of risks including:
•	abrupt changes in foreign government policies and regulations;

•	embargoes;

•	trade restrictions;

•	tax treatment;

•	U.S. government policies relating to foreign operations; and

•	international hostilities.

     We also face significant risks due to civil strife, acts of war, terrorism and insurrection. Our level of exposure to these risks varies with respect to each project, depending on the particular stage of each project. For example, our risk exposure with respect to a marina construction project in an early development stage will generally be less than our risk exposure with respect to a project in the middle of construction. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses. Project disruptions and losses could significantly reduce our revenues and profits.
Our international operations expose us to foreign currency fluctuations that could increase our U.S. dollar costs or reduce our U.S. dollar revenues.
     Our international contracts are typically denominated in foreign currencies, which results in our foreign operations facing the additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could adversely affect our profits.
We expect to face significant and increasing costs to maintain our ships as they age and may have difficulty replacing our ships when needed, which could adversely affect our result of operations and financial condition.
     We believe that the costs to maintain our fleet of ships will increase over time. Excluding our Delta Queen® ship, which is 81 years old, the average age of our ships is approximately 16 years. We expect to incur increasing expenses to operate and maintain our ships in good condition as they age. Eventually, our ships will need to be replaced. We may not be able to replace our ships with new ships based on uncertainties related to financing, timing and shipyard availability.
We may be unable to replace revenues lost when the Delta Queen® ceases operations later this year and may be subject to liability claims if a fire occurs due to our negligence.
     Since 1968, Congress has granted the Delta Queen® eight consecutive exemptions from the Safety at Sea Act requirement because of fire prevention and safety enhancements made to the ship and the historic status of the Delta Queen®. The statute exempting the Delta Queen® requires us to notify potential passengers that the Delta Queen® does not comply with applicable fire standards and prohibits us from disclaiming liability for loss due to fire caused by our negligence. The current exemption has been extended to November 1, 2008. Our ability to operate the Delta Queen® has been dependent upon retaining our current Congressional exemption and obtaining additional exemptions. In July 2007, we were made aware that the Congressional exemption would not be extended beyond 2008, and announced 2008 as the farewell season for the Delta Queen®. Our cruise revenues may decline if we are unable to replace revenues lost when the Delta Queen® ceases operations.
If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or be unable to recover all expenditures.
     Because of the nature of our marina construction contracts, at times we commit resources to marina projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment. Customer defaults in making payments on a project in which we have devoted significant resources could adversely effect our results of operations.
Our business could be adversely affected by losses associated with our reinsurance operations.
     We currently reinsure property and casualty risks written by licensed U.S. insurers. The lines of business that are being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. If a loss event occurs that we are required by our agreements to cover, the amount of our cash and cash equivalents will be reduced, and our results of operations and financial condition would suffer.

Environmental, health and safety, financial responsibility, tax and maritime and homeland security legislation and other laws and regulations could adversely affect us by restricting our operations increasing our operating costs.
     As described in Item 1, “Business — Regulation,” we are subject to numerous laws and regulations covering various aspects of our businesses. Compliance or failure to comply with those or future laws and regulations could be costly and could restrict our operations.
     For example, the U.S., Canada and various state government or regulatory agencies have enacted or are considering new environmental regulations or policies that could adversely affect the cruise vacation industry. Some environmental groups have lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to ship discharges, could increase our cost of compliance, subject us to civil and criminal liabilities or otherwise adversely affect our businesses, results of operations and financial condition.
     In addition, regulations and treaties that govern safety standards applicable to our ships, health and sanitary standards applicable to our passengers, security standards onboard our ships and at the ship/port interface areas, and financial responsibilities to our passengers continue to be, an area of focus by the relevant authorities, which could result in the enactment of more stringent regulation of cruise ships that would subject us to increasing compliance costs in the future.
     The Federal Maritime Commission requires that operators of ships with 50 or more passenger berths departing from U.S. ports post surety bonds to be used if the operator fails to provide cruise services, or otherwise satisfy certain financial standards. We have secured a $15 million surety bond as security under the Federal Maritime Commission. Our ability to continue to secure such a security instrument in the future may result in undue burden on us and may require that we make additional financial deposits directly with the Federal Maritime Commission in proportion to advance passenger deposits received.
     The State of Alaska instituted new state taxes and operating regulations that could result in a reduction in demand for Alaska cruises. It is possible that other states, countries or ports of call that we regularly visit may decide to also assess new taxes specifically targeted to the cruise industry, which could increase our operating costs and/or could decrease the demand for cruises and ultimately decrease our net revenue yields.
     Since January 31, 2008, U.S. citizens have been required to carry a passport or, when available, a PASS card, for travel by land or sea to or from certain countries and areas that previously were exempt from passport requirements, such as the Caribbean, Canada and Mexico. Since many cruise customers visiting these destinations may not currently have passports or may not obtain a PASS card when available, it is likely that this will have some negative effect on our bookings and future net revenue yields.
     A failure to operate in accordance with the Coast Guard’s maritime security regulations or an approved security plan may result in the imposition of a fine or control and compliance measures, including the suspension or revocation of the security plan, thereby making the ship or facility ineligible to operate. We are also required to audit these security plans on an annual basis and, if necessary, submit amendments to the Coast Guard for their review and approval. Failure to timely submit the necessary amendments may lead to the imposition of the fines and control and compliance measures mentioned above.
     DHS may adopt additional security-related regulations, including new requirements for screening of passengers and our reimbursement to the agency for the cost of security services. These new security-related regulations could adversely affect our ability to efficiently process passengers or could increase our operating costs.
     If we are unable to maintain liquor licenses in various states for our ships, we may be required to restrict the sale of alcoholic beverages on all or portions of our cruises. In connection with liquor license applications or otherwise, we may be required to become qualified to do business in, or to pay or remit various types of taxes or fees to, certain states or political subdivisions.

     In addition, we may be subject to fines or other penalties for failure to comply with laws and regulations of one or more states requiring licensing, qualification or other action. Increases in taxes and regulatory compliance costs could adversely affect our results of operations because we may not be able to recover these increased costs through price increases of our cruise vacations.
U.S. maritime laws restrict foreign ownership of our stock, and the repeal, suspension or substantial amendment of these laws could increase competition on inland waterways and adversely affect our business.
     U.S. maritime laws require that, to be eligible to operate a ship transporting non-proprietary cargo on U.S. inland waterways, the company that owns the ship must be controlled and 75%-owned by U.S. citizens at each tier of its ownership. Such laws therefore restrict, directly or indirectly, foreign ownership interests in the entities that directly or indirectly own the ships that we operate on the inland waterways. If we at any point cease to be 75%-owned by U.S. citizens, we may become subject to penalties and risk forfeiture of our inland waterways operations. If these laws were to be repealed, suspended or substantially amended and, as a consequence, competitors with lower operating costs were to enter the inland waterways market, our business likely would be adversely affected. In addition, our advantages as a U.S. citizen operator of U.S. ships could be eroded over time, as efforts and attempts by foreign investors to circumvent certain aspects of U.S. maritime laws continue.
Our employees are covered by federal maritime laws that may subject us to job-related claims in addition to those provided by state laws.
     Federal maritime laws operate to make liability limits established by state workers’ compensation laws inapplicable to many of our cruise segment employees and permit these employees and their representatives to pursue in federal court actions against employers for job-related injuries. Because we are not generally protected by the limits imposed by state workers’ compensation statutes for these employees, we may have greater exposure for any claims made by these employees than is customary in the individual states.
We may be subject to significantly higher U.S. income taxes if we do not qualify for exemption from tax or for deferral of tax under U.S. tax laws in respect of Windstar Cruises income.
     Changes under the Code may adversely affect the U.S. federal income taxation of our U.S. source shipping income derived from our Windstar Cruises. In addition, changes in other countries’ or states’ income or other tax laws, regulations or treaties in respect of Windstar Cruises could also adversely affect our net income.
     We believe that substantially all of the U.S. source shipping income of our Windstar Cruises qualifies for exemption under Section 883 of the Code. We further believe that substantially all of the income derived by Windstar Cruises qualifies for deferral from tax, until repatriated by dividend or otherwise, back to the United States under the CFC regime of the Code.
     However, if as a result of changes in the law, we do not qualify for exemption from tax under Section 883, or qualify for deferral of tax under the CFC regime, in respect of our Windstar Cruises income, we would have significantly higher U.S. income tax expenses. In addition, changes in the income or other tax laws affecting our cruise businesses elsewhere could result in higher income and/or other taxes, such as value added taxes, being levied on our cruise operations, thus resulting in lower net income.
     For additional information see “Taxation” under Part I, Item 1. Business.
Additional Risks Related to Our Stock
We may not pay dividends in the future, which could adversely affect our share price.
     On September 2, 2003, our board of directors adopted a dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. Dividend payments, however, are not guaranteed and our board of directors may decide, in its absolute discretion, at any time and for any reason, not to pay dividends. In the future we may not be able to pay or maintain dividends. Subsequent to the dividend declared in May 2007, our board of directors has not approved any additional dividends.

     The payment of cash dividends, if any, depends on our financial condition, results of operations, capital requirements, legal restrictions on the payment of dividends and other factors that our board of directors deems relevant. Moreover, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. If we are unable to fulfill our dividend policy or we do not pay dividends at levels anticipated by investors, the market price of our shares may be adversely affected.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
     Certain anti-takeover provisions of Delaware law and our certificate of incorporation and bylaws, as currently in effect, could make it more difficult for stockholders to effect certain corporate actions. These provisions may delay or prevent the acquisition of us, even if the acquisition may be considered beneficial by some of our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management.
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
     In addition, a change of control of our company may be delayed or deterred as a result of our having three classes of directors. Our certificate of incorporation provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for re-election each year. Having a staggered board of directors makes it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors.
     Additionally, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits stockholders owning 15% or more of our outstanding voting stock from merging or combining with us in certain circumstances. Section 203 of the Delaware General Corporation Law provides that, subject to specified exceptions, a Delaware corporation may not engage in business combinations with any entity that acquires enough shares of our common stock without the consent of our board of directors to be considered an ''interested stockholder’’ under Delaware law for a three-year period following the time that the stockholder became an interested stockholder. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Neither our certificate of incorporation or bylaws contains an election, as permitted by Delaware law, to be exempt from the requirements of Section 203.
U.S. ownership requirements and transferability limitations may adversely affect the liquidity of our common stock.
     One of the requirements for having U.S.-flagged ships operating in U.S. domestic trade is that 75% of our stockholders must be U.S. citizens and that non-U.S. citizens cannot exercise control over us. We have added restrictions to our certificate of incorporation limiting the transferability of our common stock or control to non-U.S. citizens to preserve our U.S.-flagged status. We believe that such limitations may have the effect of decreasing the liquidity of our common stock, thereby making it more difficult for investors to dispose of their shares in an orderly manner. We may also add legends to our stock certificates to indicate the citizenship of our stockholders to facilitate our ability to monitor and control our U.S. citizenship. Such provisions and the level of ownership by insiders and our largest stockholders, we believe, may deter a change in control and limit non-U.S. citizens’, including corporations’ and individuals’, purchases of our common stock.

Future sales of shares of our common stock underlying derivative securities could cause our stock price to decline.
     We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 10, 2008, we had outstanding 11,141,067 shares of common stock and options and convertible notes that were exercisable for or convertible into an aggregate of 2,933,059 shares of common stock. A substantial number of these shares are eligible or registered for public resale. Sales of these underlying shares of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.
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
     Our cruise segment occupies an office totaling approximately 18,000 square feet in Seattle, Washington pursuant to a lease dated April 26, 2005, as amended, which expires in August 2008. Information about our cruise ships, including their size and primary areas of operation, may be found within Item 1, “Business — Business Operations, Cruise Segment.”
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
Item 3. Legal Proceedings
     The Office of the Attorney General for the State of Florida is conducting a review of our fuel supplement that we implemented in the fourth quarter of 2007 on our Majestic America Line and Windstar Cruises brands. In addition, we have been informed that the same office is conducting an investigation to determine whether there is or has been a violation of state or federal anti-trust laws in connection with the setting by us and other cruise line operators of our respective fuel supplements. We are cooperating with the Attorney General’s office in connection with this review and investigation. We are not able at this time to estimate the impact of this review and investigation on us.
     In February 2008, three purported class action lawsuits were filed in the United States District Court for the Southern District of Florida. The lawsuits allege, among other things, that we, other cruise lines and a trade association violated federal anti-trust laws or state deceptive and unfair trade practices laws by conspiring to fix the prices of the fuel supplements announced by the various cruise lines or by misleading consumers as to the relationship between each cruise line’s fuel costs and the fuel supplements it is charging its customers. We are not able at this time to estimate the impact of these proceedings on us.

     On February 26, 2008, we and several of our subsidiaries were named in a complaint by David Giersdorf, the former President of ACG in the Superior Court of Washington for King County. Mr. Giersdorf has alleged, based on verbal agreements, he was improperly terminated and has claimed damages which appear to be in excess of $70.0 million. Mr. Giersdorf’s claims include the following: (i) he left a tenured position with Holland America Line (“HAL”), which well-positioned him to be the President of HAL earning a multi-million dollar annual salary until retirement; (ii) he was denied the opportunity to vest in 87,500 option shares and 30,000 restricted stock grants, which should be valued at a $47 per share stock price; (iii) his assistance in acquiring Windstar Cruises and his work in the transition of its vendors and employees entitles him to approximately $54.0 million; (iv) he is owed compensation for future acquisitions; and (v) he is owed sums for reputation and emotional damage. We believe all of Mr. Giersdorf’s claims lack merit and will defend them vigorously, but are not able at this time to estimate the outcome of this proceeding.
Item 4. Submission of Matters to a Vote of Securities Holders
     None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Market and Other Information
     Our common stock is traded and prices are quoted on the Nasdaq Global Market under the symbol “AMIE.” As of March 10, 2007, there were approximately 51 holders of record of our common stock not including beneficial owners holding shares through nominee or street name.
     The following table sets forth the high and low sales prices of a share of our common stock as quoted on the Nasdaq Global Market for the periods indicated:

	High	Low
2007:
Quarter ended March 31, 2007	$47.50	$40.82
Quarter ended June 30, 2007	46.81	30.65
Quarter ended September 30, 2007	32.81	22.90
Quarter ended December 31, 2007	26.73	11.65

2006:
Quarter ended March 31, 2006	$18.16	$15.71
Quarter ended June 30, 2006	25.23	17.81
Quarter ended September 30, 2006	36.18	21.73
Quarter ended December 31, 2006	47.31	30.83

Dividend Policy
     On September 2, 2003, our board of directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. We and our board of directors continually review the dividend policy to evaluate conditions that may affect our desire or ability to pay dividends, which are declared at the discretion of the board of directors. Subsequent to the dividend declared in May 2007, our board of directors has not approved any additional dividends. The following dividends were declared as of and paid in 2007 and 2006 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
2007:
March 12, 2007	March 19, 2007	$1,084
May 21, 2007	May 31, 2007	1,084

2006:
February 20, 2006	March 2, 2006	$1,050
May 22, 2006	June 1, 2006	1,065
August 16, 2006	August 31, 2006	1,072
November 14, 2006	November 28, 2006	1,085
Recent Sales of Unregistered Securities
     None.
Transfer Agent and Registrar
     BNY Mellon Shareowner Services serves as transfer agent and registrar of our common stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.
Item 6. Selected Financial Data
     The following selected consolidated financial data are presented as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 and are derived from audited financial statements that for the most recent three years appear elsewhere herein. In 2007, we completed one acquisition within the cruise segment and in 2006 we completed numerous acquisitions within the cruise and marine segments. For a discussion of the businesses and activities acquired, see Item 1, “Business — Business Operations” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These historical results are not necessarily indicative of results to be expected for any future periods.

	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenues (A) (B)	$287,005	$144,272	$26,940	$18,736	$13,679
Costs and operating expenses:
Cruise operating expenses (A)	118,252	48,943	—	—	—
Cost of marine revenue (A)	94,029	34,516	—	—	—
Selling and tour promotion (A)	25,980	12,189	3,144	3,117	4,412
General and administrative (A)	57,140	34,321	11,826	9,878	11,034
Depreciation and amortization (A)	11,010	4,224	1,232	890	1,249
Loss and loss adjustment expenses (E)	387	5,249	6,051	2,514	—

	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
Insurance acquisition costs and other operating expenses (E)	$639	$3,564	$4,563	$2,211	$—
Impairment loss and lease exit costs	—	—	—	2,627	891
Operating income (loss)	(20,432)	1,266	124	(2,501)	(3,907)
Income (loss) before income tax	(23,911)	5,970	4,253	(1,567)	(64)
Net income (loss)	(26,879)	5,627	3,142	(1,937)	(1,017)

Earnings (loss) per share:
Basic	$(2.48)	$0.53	$0.30	$(0.20)	$(0.10)

Diluted	$(2.48)	$0.49	$0.30	$(0.20)	$(0.10)

Weighted-average common shares outstanding:
Basic	10,838	10,668	10,321	9,868	9,912

Diluted	10,838	11,445	10,597	9,868	9,912

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,998	$8,246	$17,716	$39,474	$43,609
Restricted cash	31,084	11,127	—	—	—
Available-for-sale securities	2,514	37,807	77,415	58,441	61,685
Total assets (A)	376,489	255,920	134,783	129,661	125,050
Long-term passenger and participant deposits	35	40	5	518	449
Long-term deferred tax liabilities	1,676	—	—	—	—
Long-term debt, net of current portion (C)	161,584	71,779	—	—	—
Total stockholders’ equity	88,127	115,737	109,226	104,826	112,690

Other Data:
Cash dividends declared and paid on common shares (D)	$2,168	$4,272	$4,134	$3,957	$1,991
Cash dividends per common share (D)	$0.20	$0.40	$0.40	$0.40	$0.20

(A)	In 2007 and 2006, we completed several acquisitions within the cruise and marine segments. For a discussion of the businesses and activities acquired, see Item 1, “Business — Business Operations” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(B)	For a discussion of revenues, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenue Recognition” and Note 1 to the Consolidated Financial Statements, “Description of the Company and Summary of Significant Accounting Policies — Revenue Recognition.”

(C)	For a discussion of long-term debt, see Note 9 to the Consolidated Financial Statements, “Long-Term Obligations.”

(D)	For a discussion of cash dividends declared, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy.”

(E)	For a discussion of insurance operations and related loss and loss adjustment expenses, as well as insurance acquisition costs and other operating expenses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Reserve for Loss and Loss Adjustment Reserves” and “-Reinsurance,” and Note 3 to the Consolidated Financial Statements, “Reinsurance.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a cruise, marine and travel and events company. Our cruise operations include U.S.-flagged cruise ships that sail along the inland rivers and coastal waterways of North America and international-flagged ships that sail to destinations in the Caribbean, Europe, the Americas and the Greek Isles.
     Through our marine business, we are a global provider of marina design and construction services. Our marine business also offers marine operations, shipyard services, management and consulting services to marina owners.
     Through our travel and events business, we provide event services to corporations, associations and trade show companies. In addition, we develop, market, and manage performance improvement programs utilizing travel incentives and merchandise awards designed to achieve specific corporate objectives, including achieving sales goals, improving productivity and attracting and retaining qualified employees. Our clients include Fortune 1000 companies, and other large and small businesses.
     We also reinsure property and casualty risks written by licensed U.S. insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.
     In 2006 and 2007, we completed several major acquisitions in the cruise and marine segments. In 2007, we successfully integrated both the marine acquisitions, as well as the acquisition of Windstar Cruises. The integration of our domestic cruise operations proved to be more challenging than anticipated and resulted in a significant loss for the year ended December 31, 2007. The results of our performance in the Majestic America Line in 2007 were clearly disappointing and required us to make dramatic changes to reposition our company for success.
     In 2008, we are focused on improving our business performance and have identified three major areas of improvement as follows:
•	Improve our marketing and pricing strategy by creating a multi-channel marketing approach that embraces the travel agent community, opens up international markets, caters to charter and incentive business and pursues a strong group support for our unique offerings;

•	Reduce our selling expenses by focusing our sales force and targeting our direct mail campaigns which enable us to scale our campaigns to a level more appropriate for a company our size; and

•	Improve our operational execution by partnering with V.Ships to reduce costs while enhancing the onboard guest experience.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the period. We evaluate our estimates and judgments, including those which impact our most critical accounting policies, on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, within the framework of current accounting literature.
     Our businesses are seasonal. Historically, we have recognized the majority of our operating results in the first and second quarters of each fiscal year. As a result of our cruise related acquisitions and the size of our cruise operations in relation to our overall operations, the majority of our operating results will be recognized in the second and third quarters of each fiscal year, which coincide with our cruising season. Our annual results would be adversely affected if our revenue were to be substantially below seasonal norms during the second and third quarters of a year.
     The following is a list of the accounting policies that we believe require the most significant judgments and estimates, and that could potentially result in materially different results under different assumptions or conditions.
Revenue Recognition
     We recognize revenues in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” We recognize revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectibility is reasonably assured and delivery has occurred.
Passenger Ticket Revenue and Onboard and Other Cruise Revenues
     Passenger ticket revenue is recorded net of applicable discounts. Passenger ticket revenue and related costs of revenue are recognized when the cruise is completed. We generally receive from our customers a partially refundable deposit within one week of booking a tour, with the balance typically remitted 60 days prior to the departure date. If customers cancel their trips, the nonrefundable portion of their deposit is recognized as revenue on the date of cancellation. Passenger revenue representing travel insurance purchased at the time of reservation is recognized upon the completion of the cruise or passenger cancellation, whichever is earlier and our obligation has been met. Onboard and other cruise revenue are comprised of beverage and souvenir sales and optional shore excursions are deferred and recognized as revenue when the cruise is completed.

Marine Revenue
     We recognize revenue for marine and related services and shipyard related revenues in accordance with the American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Production-Type Contracts.” Contract costs include direct labor, materials, subcontractors and other direct costs, plus estimated indirect costs such as equipment rental, repairs and depreciation and overhead. General and administrative costs are expensed as incurred.
     We recognize revenues on fixed price marine construction contracts using the percentage of completion method, whereby a portion of the contract revenue, based on contract costs incurred to date compared with total estimated costs at completion (based on our estimates), is recognized as revenue each period. Revenues on cost-plus contracts are recognized on the basis of costs incurred, plus the estimated fee earned. Estimates of fees earned are based on negotiated fee amounts or our assessment of the fee amounts that are likely to be earned. Each of these methods approximate percentage of completion revenue recognition based on contract costs incurred to date compared with total estimated costs at completion. We use the completed-contract method for shipyard related contracts for which reasonably dependable estimates cannot be made.
     On occasion, we or our customers may seek to modify a contract to accommodate a change in the scope of the work, such as changes in specifications, method or manner of performance, equipment, materials, or period of performance, or to account for customer-caused delays, errors in specifications or design, contract terminations, or other causes of unanticipated additional costs. Such change orders or claims are evaluated according to their characteristics and the circumstances under which they occur, taking into consideration such factors as the probability of recovery, our experience in negotiating change orders and claims, and the adequacy of documentation substantiating the costs of such change order or claim. Costs attributable to unpriced change orders and claims are accounted for as costs of contract performance in the period in which the costs are incurred, and revenue is recognized to the extent of costs incurred. Revenue in excess of costs attributable to unpriced change orders is recorded when realization is assured beyond a reasonable doubt, based on our experience with the customer or when a bona fide pricing offer has been provided by the customer. Receivables related to unpriced change orders and claims are not material.
     We follow these revenue recognition methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can generally be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time, or satisfy our obligations under the contracts, then profit may be significantly and negatively affected or losses on contracts may need to be recognized. We review contract performance, costs incurred, and estimated costs to complete on a regular basis. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revisions become known. Provisions for anticipated losses on contracts are reflected in income in the period in which the loss becomes known.
     A contract may be regarded as substantially completed if remaining costs and potential risks are insignificant in amount. We consider a contract to be substantially completed upon delivery of the product, acceptance by the customer and compliance with contract performance specifications.
     The asset, “costs plus earnings in excess of billings on construction contracts,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs plus earnings on construction contracts,” represents billings in excess of revenues recognized.
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
Property, Vessels and Equipment
     Property, vessels and equipment are stated at cost, net of accumulated depreciation. Cost of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. Major additions and betterments are capitalized. Our ships are capitalized and depreciated using the straight-line method over the expected useful life ranging up to 30 years, net of a residual value which generally is approximately 15%. Ship replacement parts are capitalized and depreciated upon being placed in service. Office and shop equipment is capitalized and depreciated using the straight-line method over the expected useful life of the equipment, ranging up to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the expected useful life of the improvement or the term of the related lease.
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
Goodwill and Intangible Assets
     Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and our strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. We use a discounted cash flow model to estimate the fair market value of each of our reporting units and indefinite lived intangibles when performing our impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. We established reporting units based on our current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The majority of our intangible assets were assigned lives based on contract values associated with each intangible asset. We amortize our acquired intangible assets with finite lives over periods ranging from three to 20 years depending on the contract term where applicable.
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
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123R is similar to the fair value approach described in SFAS No. 123. In 2005, we used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. We adopted SFAS No. 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of our plans, we did not have a cumulative effect of accounting change related to our plans. We also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.
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
     On November 10, 2005 the FASB issued FSP SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. We have elected to adopt the alternative transition method provided in SFAS No. 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at our adoption of SFAS No. 123R. In addition, in accordance with SFAS No. 123R, SFAS No. 109, “Accounting for Income Taxes,” and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. We measure the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.
Income Taxes
     We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. However, due to the cumulative three-year historical losses generated as of the conclusion of 2007, SFAS No. 109 largely precludes us from taking into consideration future outlook or forecasted income due to our limited operating history in our domestic cruise business. We concluded that SFAS No. 109 required that the valuation allowance equal 100% of our deferred tax assets at December 31, 2007. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from utilizing loss carry-forwards in the future.
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
     Windstar Cruises is primarily engaged in the international operations of ships. Generally, income from the international operation of ships is subject to preferential tax regimes in the countries where the ship owning companies are incorporated and exempt from income tax in other countries where the ships call due to the application of income tax treaties or, in the case of the United States, Section 883 of the Code. Income earned by us that is not associated with the international operation of ships (“non-Section 883 income”), primarily from the air and ground transportation, hotel and tour business related to Windstar Cruises, is subject to income tax in the countries where such income is earned. In the case of the U.S., AICG has retained certain U.S. affiliates of ours to conduct this business on its behalf and the non-Section 883 income so earned, net of applicable deductions, is fully subject to U.S. federal tax and applicable state and local taxes.
     We believe that substantially all of Windstar Cruises’ income was derived from, or incidental to, the international operation of ships, and therefore all of such income qualifies for exemption from U.S. federal income tax under Section 883 of the Code. We have reserved only for income taxes imposed by countries in which non-Section 883 income is earned, including the U.S.
     Pretax earnings of the Windstar Cruises, as earned in our foreign subsidiaries, are only subject to U.S. taxation when effectively repatriated. U.S. income taxes were not provided on undistributed earnings of the Windstar Cruises since we intend to reinvest, as opposed to repatriate, these earnings indefinitely. It is not practical to determine the amount of undistributed earnings or income tax payable in the event we repatriate all undistributed foreign earnings. However, if these earnings were distributed back to the Company, in the form of dividends or otherwise, we would be subject to additional U.S. income taxes Effective January 1, 2007, we adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We believe our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. We assess our income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50.0% probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is more likely than not that a tax benefit will not be sustained, no tax benefit has been recognized in the financial statements. Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of our income tax provision.
Results of Operations
     The following table reflects certain income and expense items as a percentage of revenue.

	2007	2006	2005
Revenues	100.0%	100.0%	100.0%

Costs and operating expenses:
Cruise operating expenses	41.2	33.9	—
Cost of marine revenue	32.8	23.9	—
Selling and tour promotion	9.1	8.5	11.7
General and administrative	19.9	23.8	43.8
Depreciation and amortization	3.8	2.9	4.6
Loss and loss adjustment expenses	0.1	3.6	22.5
Insurance acquisition costs and other operating expenses	0.2	2.5	16.9

	107.1	99.1	99.5

Operating income (loss)	(7.1)	0.9	0.5
Other income (expense), net	(1.2)	3.3	15.3

Income (loss) before income taxes	(8.3)	4.2	15.8
Provision for income taxes	1.0	0.3	4.1

Net income (loss)	(9.3)%	3.9%	11.7%

Business Segment Information
     In January 2007, we realigned our business segments and report the following business segments: (i) cruise, (ii) marine, (iii) travel and events and (iv) corporate and other, which consists of general corporate assets (primarily cash and cash equivalents and investments), our insurance operations and other activities which are not directly related to our cruise, marine and travel and events operating segments.
     As of December 31, 2006, we reported the following business segments: (i) cruise, (ii) marine, (iii) travel and events, (iv) insurance and (v) corporate and other. As of December 31, 2005, we reported the following business segments: (i) Ambassadors, (ii) Cypress Re, and (iii) corporate and other. The financial information for the prior periods has been reclassified into the current year segment presentation.
     Selected financial information related to these segments is as follows (in thousands):

			Travel	Corporate
	Cruise	Marine	and Events	and Other	Total
2007:
Revenues	$148,691	$123,221	$14,511	$582	$287,005
Operating income (loss)	(24,045)	8,567	1,467	(6,421)	(20,432)
Depreciation and amortization expense	(9,668)	(963)	(265)	(114)	(11,010)
Interest and dividend income	963	152	486	2,024	3,625
Interest expense	(4,044)	(370)	—	(2,916)	(7,330)
Equity in net loss and management fees received from investments accounted for by the equity method	—	(231)	—	—	(231)

			Travel	Corporate
	Cruise	Marine	and Events	and Other	Total
Impairment loss in investment in affiliates	—	—	—	(165)	(165)
Provision (benefit) for income taxes	(2,977)	520	3,657	1,768	2,968
Capital expenditures for property, equipment and intangible assets	(20,019)	(1,290)	(297)	(872)	(22,478)
Goodwill	—	2,906	6,275	—	9,181
Other intangibles, net	8,431	2,721	—	—	11,152
Total assets	251,196	72,979	12,453	39,861	376,489

2006:
Revenues	$75,667	$46,614	$13,143	$8,848	$144,272
Operating income (loss)	2,783	3,567	1,036	(6,120)	1,266
Depreciation and amortization expense	(3,355)	(554)	(283)	(32)	(4,224)
Interest and dividend income	364	—	560	2,899	3,823
Interest expense	(3,349)	(151)	—	—	(3,500)
Equity in net income (loss) and management fees received from investments accounted for by the equity method	—	(246)	264	—	18
Provision (benefit) for income taxes	99	1,330	(242)	(844)	343
Capital expenditures for property, equipment and intangible assets	(3,109)	(293)	(427)	(4)	(3,833)
Goodwill	—	2,906	6,275	—	9,181
Other intangibles	—	3,409	—	—	3,409
Total assets	126,521	50,500	15,189	63,710	255,920

2005:
Revenues	$—	$758	$14,726	$11,456	$26,940
Operating income (loss)	—	(61)	2,550	(2,365)	124
Depreciation and amortization expense	—	(206)	(997)	(29)	(1,232)
Interest and dividend income	—	—	389	2,664	3,053
Interest expense	—	(5)	—	—	(5)
Equity in net income (loss) and management fees received from investments accounted for by the equity method	—	(113)	1,162	—	1,049
Provision (benefit) for income taxes	—	(72)	1,501	(318)	1,111
Capital expenditures for property, equipment and intangible assets	—	(4,392)	(106)	(42)	(4,540)
Goodwill	—	2,721	6,275	—	8,996
Other intangibles	—	—	—	1,325	1,325
Total assets	—	5,947	13,625	115,211	134,783
Results for Year Ended December 31, 2007 Compared Year Ended December 31, 2006
Revenue
     Total revenue for 2007 was $287.0 million, compared to $144.3 million in 2006. The increase in revenue resulted from increases in revenues from our three operating segments: cruise, marine, and travel and events. Revenue from our cruise segment increased by $73.0 million (96.5%) to $148.7 in 2007 due to the acquisition of Windstar Cruises in April 2007, which contributed $64.6 million, combined with a full year of operations of our Majestic America Line brand, which contributed an additional $8.4 million in 2007, compared to $75.7 million in

2006. Revenue from our marine segment increased by $76.6 million (164.3%) to $123.2 million in 2007 due to a full year of our Bellingham Marine operations which commenced on July 21, 2006 and a full year of our shipyard operations which began on April 1, 2006. Revenue from our travel and events segment also increased by $1.4 million (10.4%) to $14.5 million in 2007 due to the overall size of events operated during 2007. These increases were partially offset by lower net insurance premiums earned of $8.3 million in 2007 from our insurance operations due to a decrease in premiums earned on existing insurance programs as we have not entered into any new programs since June 2005.
     Our outlook for 2008 for both our domestic and international cruise operations is positive in comparison with the results of 2007. We monitor our 2008 outlook by using standard cruise industry statistical measurements, one such measure is average per diem (“APD”). APD represents average daily net ticket revenue (total cruise ticket revenues plus non-discountable amounts, less discounts, commissions and various other items) our passengers pay for their respective cruises. When comparing year-to-date bookings for 2008 to actual full year bookings for 2007, our APD has increased on both Majestic America Line and Windstar Cruises. In addition, we expect cruise related revenues to increase in 2008 as a result of a full year of operations of Windstar Cruises.
     We also expect that in future periods the primary source of revenue from our marine segment will be attributable to the operations of Bellingham Marine. As of December 31, 2007, we had a backlog of $66.7 million for marina projects under contract in 2007, which we currently anticipate to be completed within 2008. Our backlog represents an estimate of the remaining future gross revenue from existing signed contracts and contracts that have been awarded with a defined scope of work and contract value and on which we have begun work with verbal client approval. We do not believe that our backlog is fully indicative of the amount of potential future revenue that we may achieve due to the short-term nature of the contracts under which we generally provide our services compared to the long-term nature of the projects, and since our backlog is dependent upon the completion of numerous individual projects that are subject to certain factors that can alter the ultimate timing, completion and amount of backlog recognition. Also, in February 2008, we acquired the Anacapa Marine Services facility in Ventura, California, for approximately $0.4 million, as an additional step in our expansion of our yacht service business.
Cruise Operating Expenses
     Cruise operating expenses represents direct expenses incurred with owning and operating our cruise ships. Cruise operating expenses increased $69.3 million (141.6%) to $118.3 million in 2007 due to the acquisition of Windstar Cruises in April 2007, which accounts for $41.6 million of the increase. The remainder of the increase is due to a full year of operation of our Majestic America Line brand and the increase in Majestic America Line ships operated during each period from four ships in 2006 to six ships in 2007.
     We expect cruise operating expenses related to Windstar Cruises to increase in 2008 as a result of a full year of operations. However, with the continued integration and operational efficiencies that we believe V.Ships will bring to our domestic cruise line, the operating margins are expected to improve in 2008.
Cost of Marine Revenue
     Cost of marine revenue increased $59.5 million (172.4%) to $94.0 million in 2007 due to a full year of our Bellingham Marine operations which commenced on July 21, 2006 and our shipyard operations which began on April 1, 2006. We expect cost of marine revenue to increase in future periods in relation to increases in marine revenue generated during the period.
Selling and Tour Promotion
     Selling and tour promotion expenses were $26.0 million in 2007, compared to $12.2 million in 2006. The increase is due to the additional selling and marketing expenses incurred by our cruise segment, which included $5.1 million of selling and tour promotion expenses related to Windstar Cruises which was acquired in April 2007. In addition, in late 2006 we launched the Majestic America Line brand and in 2007 we incurred a significant amount of promotion and marketing expenses to launch and establish the brand and to promote the full fleet of domestic ships operating in 2007.
     We expect selling and tour promotion expenses to decrease in 2008 as a result of decreased promotion efforts necessary in the second year of the Majestic America Line brand.

General and Administrative Expenses
     General and administrative expenses increased in dollar terms and as a percentage of total revenue, to $57.1 million and 19.9% of total revenue in 2007 from $34.3 million and 23.8% of total revenue in 2006. The increase is due to the general and administrative expenses incurred by the cruise and marine segments based on the inclusion of additional expenses resulting from the businesses acquired within these two segments in 2006 and 2007.
     We expect general and administrative expenses to increase in dollar terms in 2008 as a result of a full year of operations of Windstar Cruises.
Depreciation and Amortization
     Depreciation and amortization expenses were $11.0 million in 2007, compared to $4.2 million in 2006. The increase is related to the additional depreciation expense resulting from the acquisitions completed during 2006 and 2007.
     We expect depreciation expense to increase in 2008 as a result of a full year of recognizing depreciation associated with Windstar Cruises which we acquired in April 2007.
Loss and Loss Adjustment Expenses
     Loss and loss adjustment expenses decreased to $0.4 million in 2007 from $5.2 million in 2006. The decrease is related to the decrease in net insurance premiums earned in 2007 compared to 2006. We do not anticipate these costs to increase in 2008 as a result of us not entering into any new agreements in 2007.
Insurance Acquisition Costs and Other Operating Expenses
     Insurance acquisition costs and other operating expenses decreased to $0.6 million in 2007 from $3.6 million in 2006. The decrease is related to the decrease in net insurance premiums earned in 2007 compared to 2006. We do not anticipate these costs to increase in 2008 since we did not enter into any new agreements in 2007.
Operating Income (Loss)
     We reported an operating loss of $20.4 million in 2007, compared to operating income of $1.3 million in 2006. Operating income (loss) from our cruise segment changed from a $2.8 million operating income in 2006 to a $24.0 million operating loss in 2007, including $10.0 million of operating income for our Windstar cruises brand and $34.0 in operating loss from our Majestic America Line brand. The 2007 operating loss in Majestic America Line was due to aggressive discounting to drive capacity, over reliance on our direct mail campaigns and increased cruise operating expenses.
     Operating income from our marine segment increased by $5.0 million (140.2%) to $8.6 million in 2007.
     The change in operating income is the result of changes described above.
Other Income (Expense)
     For 2007, we recorded other expense of $3.5 million, compared to other income of $4.7 million for 2006. Other expense during 2007 consisted primarily of $7.3 million of interest expense related to long-term debt assumed in our cruise acquisitions consummated during 2006 and 2007 and interest expense on our convertible notes issued in April 2007, which was offset by $3.6 million of interest and dividend income. Other income during 2006 consisted primarily of $3.5 million of interest expense related to long-term debt assumed in our cruise and marine acquisitions consummated during 2006, $3.8 million of interest and dividend income, $1.1 million of realized gains on available-for-sale securities, $2.8 million in exchange for a non-compete agreement extension upon dissolution of a minority investment and $0.5 million from insurance proceeds from our claim related to the grounding of the Empress of the North which occurred in March 2006.
Income Taxes
     We recorded income tax expense of $3.0 million for 2007, compared to $0.3 million for 2006. In accordance with SFAS No. 109, we recorded a full valuation allowance on our domestic deferred tax assets of approximately $14.9 million for the quarter ended December 31, 2007. A significant factor in determining the requirement for the valuation allowance was our cumulative three-year historical loss generated as of the conclusion of 2007. SFAS No. 109 largely precludes us from taking into consideration future outlook or forecasted income due to our limited operating history in our domestic cruise business. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from utilizing our loss carry-forwards in the future.
     Prior to recording the valuation allowance, our blended U.S. tax rate was 36.5% and our blended foreign tax rate was 4.9%. We believe reviewing the domestic and international operations separately for tax purposes is the most effective way to understand our tax structure in the future.
Net Income (Loss)
     Net loss was $26.9 million in 2007, compared to net income of $5.6 million in 2006. The change between the two years was the result of changes described above.
Results for Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Revenue
     Total revenue for 2006 was $144.3 million, compared to $26.9 million in 2005. The increase in revenue resulted from the addition of revenue from our cruise segment, which began operations on January 13, 2006, and an increase in revenue from our marine segment. In 2006, our cruise segment revenue was $75.7 million. Revenue from our marine revenue increased $45.9 million in 2006 compared to 2005 primarily due to the addition of our Bellingham Marine operation which commenced on July 21, 2006. These increases were partially offset by lower travel, incentive and event related revenue of $1.6 million due to a decrease in the total number and overall size of events we operated during 2006. Lower net insurance premiums earned of $2.6 million from our insurance operations due to a decrease in premiums earned on existing insurance programs also offset the increase in revenue.
Cruise Operating Expenses
     Cruise operating expenses were $48.9 million for 2006, representing direct expenses incurred with owning and operating the American West and Delta Queen cruise ships acquired in January 2006 and April 2006, respectively. There was no cruise activity in 2005.
Cost of Marine Revenue
     Cost of marine revenue was $34.5 million for 2006, representing direct expenses incurred with our Bellingham Marine operations which commenced on July 21, 2006 and our shipyard operations which began on April 1, 2006. There was no comparable marine activity in 2005.
Selling and Tour Promotion
     Selling and tour promotion expenses were $12.2 million in 2006, compared to $3.1 million in 2005. The increase was due to the additional selling and marketing expenses incurred by our cruise segment which began operations in January 2006.
General and Administrative Expenses
     General and administrative expenses were $34.3 million in 2006, compared to $11.8 million in 2005. The increase was due to the general and administrative expenses incurred by the cruise and marine segments based on the inclusion of additional expenses resulting from the businesses acquired within these two segments in 2006.
Depreciation and Amortization
     Depreciation and amortization expenses were $4.2 million in 2006, compared to $1.2 million in 2005. The increase was related to the additional depreciation expense resulting from acquisitions completed during 2006.
Loss and Loss Adjustment Expenses
     Loss and loss adjustment expenses decreased to $5.2 million in 2006 from $6.1 million in 2005. The decrease was related to the decrease in net insurance premiums earned in 2006 compared to 2005.

Insurance Acquisition Costs and Other Operating Expenses
     Insurance acquisition costs and other operating expenses decreased to $3.6 million in 2006 from $4.6 million in 2005. The decrease was related to the decrease in net insurance premiums earned in 2006 compared to 2005.
Operating Income
     We reported operating income of $1.3 million in 2006, compared to $0.1 million in 2005. The change in operating income was the result of changes described above.
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
Liquidity and Capital Resources
     Net cash provided by (used in) operations for the years ended December 31, 2007, 2006 and 2005 was $4.7 million, ($1.0) million and $4.1 million, respectively. The increase in cash flows from operations in 2007 compared to 2006 is due to the timing differences in the collection of current assets and the payment of current liabilities offset by the increase in net loss adjusted for non-cash related charges incurred during the period. The decrease in cash flows from operations in 2006 compared to 2005 is due to the timing differences in the collection of current assets and the payment of current liabilities partially offset by the increase in net income and increase in depreciation and amortization.
     Net cash provided by (used in) investing activities for the years ended December 31, 2007, 2006 and 2005 was ($18.0) million, $0.7 million and ($21.6) million, respectively. The cash used in investing activities for 2007 was due to purchases of property and equipment, consisting mainly of ship improvements conducted during lay-up and drydock periods, and cash paid for the acquisition of Windstar Cruises. These uses of cash were partially offset by sales of available-for-sale securities net of increases in invested restricted cash. The cash provided by investing activities for 2006 was due to timing differences in reinvesting in available-for-sale securities and cash paid for the acquisitions within the cruise and marine segments. The cash used in investing activities for 2005 was due to timing differences in reinvesting in available-for-sale securities and cash paid for the acquisition of BellPort Group.
     We expect to invest in the operations of the businesses that we have recently acquired through the use of cash flows from operations. To the extent that we require the use of additional working capital, we may need to obtain debt or other equity financing.

     In 2008, we will incur capital expenditures and costs for improvements to and maintenance of our ships. In 2008, planned capital expenditures and layup projects are expected to be approximately $5.0 to $6.0 million. We do not have any material commitments of capital expenditures in our marine, travel and events or insurance businesses in 2008.
     On February 1, 2005, we acquired 100% of the outstanding stock of BellPort Group. BellPort Group, located in Newport Beach, California, is a marine company operating facilities in both the U.S. and Mexico. The BellPort Group acquisition was completed for consideration of $1.3 million in cash and the issuance of 184,717 shares of our common stock. In addition to the cash and stock consideration, we assumed a credit facility of approximately $1.6 million, which we paid off in full on February 11, 2005. In connection with the acquisition, we were granted a twelve-month option to purchase a 34% interest in BellPort Japan, a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. Subsequent to year end, we acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc. for $0.3 million and extended its license agreement with BellPort Japan through 2010. Pursuant to the license agreement, we receive license fees of 0.5% of revenue generated using the BellPort brand in Japan.
     On January 13, 2006, we acquired American West. Under the terms of the agreement, we acquired the membership interests of American West for $1.00, repaid debt of $4.3 million and assumed $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the U.S. Maritime Administration. In addition, the transaction consideration consisted of 250,000 shares of our restricted common stock, which is subject to forfeiture to us if certain future financial targets are not met during the four years following the close of the transaction.
     On April 25, 2006, we acquired the cruise-related assets of Delta Queen for $1.8 million in cash, the assumption of $9.0 million of passenger deposits and the assumption of $35.0 million of fixed-rate, 6.50% debt payable through 2020 and guaranteed by the U.S. Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of our common stock to be granted to Delta Queen if certain future financial targets are met in any of the three years following the close of the transaction.
     On February 13, 2006, we purchased certain assets related to the Newport Harbor Shipyard for $0.5 million. Concurrent with the asset purchase, BellPort Group entered into a long-term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011.
     On April 25, 2006, we acquired the $9.0 million first preferred ship mortgage on a ship, the 150-passenger Columbia Queen, from the U.S. Maritime Administration for $5.0 million. In August 2006, we acquired the $5.0 million second preferred ship mortgage on the Columbia Queen, from the mortgage holder for $3.5 million. On October 13, 2006, we purchased the Columbia Queen during a foreclosure auction for additional consideration of $1,000 and now own the ship outright and operated her in 2007.
     On June 12, 2006, we acquired the 48-passenger Executive Explorer for $2.5 million from the U.S. Federal Marshal. We renamed the ship Contessa and operated her in 2007.
     In July 2006, we acquired Bellingham Marine through the acquisition by our Ambassadors Marine Group, LLC subsidiary of 100% of the outstanding stock of Nishida Tekko America Corporation from its parent company, Nishida Tekko Corporation. In addition, Ambassadors Marine Group and Nishida Tekko Corporation entered into an option agreement pursuant to which Nishida Tekko Corporation was granted a five year option to acquire 49% of the outstanding stock of Nishida Tekko America Corporation for $3.4 million plus 7% simple interest. The effect of the option exercise would give Nishida Tekko Corporation an approximate 25% interest in Bellingham Marine.
     In April 2007, we consummated our acquisition of Windstar Cruises for a total consideration of $72.1 million of which $12.1 million was paid in cash and $60.0 million in seller financing.
     Net cash provided by financing activities during 2007 totaled $27.0 million and primarily relates to $97.0 million from our convertible debt offering offset by $64.4 million used to repay the seller financing debt incurred in the acquisition of Windstar Cruises and payments on existing debt acquired during the 2006 acquisitions within the cruise segment. In 2007, we also paid $3.3 million of convertible debt offering costs, two cash dividends totaling $0.20 per share paid to common stockholders and $1.6 million for the purchase and retirement of 51,150 shares of our common stock. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period. Net cash used in financing activities during 2006 totaled $9.2 million and primarily relates to $0.40 per share cash dividends paid to common stockholders and payments made on debt assumed in conjunction with our 2006 acquisitions. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period. Net cash used in financing activities during 2005 totaled $4.2 million and primarily relates to $0.40 per share cash dividends paid to common stockholders and the repayment of all debt assumed in conjunction with the BellPort Group acquisition. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period.
     In February 2008, BellPort purchased certain assets related to Anacapa Marine Services, a shipyard business located in Channel Islands Harbor in Oxnard, California, for $0.4 million. The Company completed the acquisition in order to further expand our shipyard operations. The acquisition was not deemed to be material.
     On September 2, 2003, our board of directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. We and our board of directors intend to continually review our dividend policy to evaluate conditions that may affect our desire or ability to pay dividends, which are declared at the discretion of the board of directors. Subsequent to the dividend declared in May 2007, our board of directors has not approved any additional dividends.
     The following dividends have been declared in 2007 and 2006 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
2007:
March 12, 2007	March 19, 2007	$1,084
May 21, 2007	May 31, 2007	1,084

2006:
February 20, 2006	March 2, 2006	$1,050
May 22, 2006	June 1, 2006	1,065
August 16, 2006	August 31, 2006	1,072
November 14, 2006	November 28, 2006	1,085
     In the ordinary course of business we may from time to time be required to enter into letters of credit related to our insurance operations and travel related programs with airlines, travel providers and travel reporting agencies. As of December 31, 2007, we had outstanding $10.7 million in letters of credit related to property and casualty insurance programs which expire at various dates through 2008. As of December 31, 2007, we had outstanding $0.9 million in letters of credit related to cruise business operations which expire in 2008. As of December 31, 2007, we had outstanding $0.1 million in letters of credit related to travel and events business operations which expire at various dates through 2008. We have a $12.5 million line of credit to support the outstanding letters of credit which is secured by a certificate of deposit in the same amount and is classified as restricted cash as of December 31, 2007.
     Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 10% of loss and loss adjustment expense reserves, whichever is greater. As of December 31, 2007, Cypress Re had $4.1 million of contributed capital from us, which exceeded the required statutory capital and surplus of $0.7 million.
     In November 1998, our board of directors authorized the repurchase of our common stock in the open market or through private transactions up to $20.0 million. In August 2006, our board of directors authorized an additional $10.0 million for the repurchase of our common stock in the open market or through private transactions, providing for an aggregate of $30.0 million. In 2007, we repurchased 51,150 shares for approximately $1.6 million. In 2005 and 2006 we made no share repurchases. We do not believe that any future repurchases will have a significant impact on our liquidity.
     Our cruise passenger deposits are primarily received through credit card transactions. As of December 31, 2007, we had $17.1 million of restricted cash held by a bank in cash equivalents and a certificate of deposit as additional amounts required for secure processing of passenger deposits through credit cards. The restricted amounts were negotiated between us and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period. In January 2008, we received a notice from the bank indicating that they intend to increase our restricted cash requirement related to our cruise operations by an additional $13.5 million. We intend to build up this reserve over the next four to six months. This added restriction will reduce our cash position and our ability to make strategic uses of cash, such as share repurchases.
     We believe that cash, cash equivalents, available-for-sale securities and cash flows from operations will be sufficient to meet our anticipated operating cash needs for at least the next twelve months. While we expect our current liquidity position to sustain the business in the near-term, there can be no assurances that we will not experience adverse future events that could cause significant cash demands on us. To this end we are always looking for methods to improve our borrowing base. We also continue to pursue further acquisitions of businesses that are complementary to our operations, although no assurance can be given that definitive agreements for any acquisition will be entered into or, if they are entered into, that any acquisition will be consummated on terms favorable to us. We could use the available cash and cash equivalents discussed herein, or financing sources that subsequently become available to us, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.
Disclosures About Contractual Obligations and Commercial Commitments
     The following table aggregates all contractual commitments and commercial obligations affecting our financial condition and liquidity position as of December 31, 2007:

	Payments Due by Period
	(dollars in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Obligations:
Long-term debt obligations – principal*	$169,542	$5,479	$10,403	$105,542	$48,118
Long-term debt obligations — interest	92,841	$7,509	$14,250	$13,089	$57,993
Operating leases	5,073	2,570	2,364	137	2

Total contractual cash obligations	$267,456	$15,558	$27,017	$118,768	$106,113

*Excludes discount of $2,479
     Interest payable on long-term loans secured by ship mortgages payable through 2028 and 2020 was estimated using fixed interest rates of 4.63% and 6.5%, respectively. Interest rate on Bellingham Marine’s mortgage was estimated using a fixed rate interest of 8.245% payable through 2010. Interest rate on the convertible Senior Notes was a fixed rate of 3.75% payable through 2012.
Off-Balance Sheet Transactions
     We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that will have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Forward-Looking Statements
     Statements contained in this Annual Report on Form 10-K that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Such risks and uncertainties include, among others:
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
     Foreign Currency Exchange Risk
     Our foreign currency exchange risk relates to the marina construction operations that are transacted outside of the U.S. Foreign currency is transacted in the local currency of the country in which we have construction contracts. We do not believe that a 10% strengthening of the foreign currencies in which we operate would have a material impact on our operations.
     Fuel Price Risk
     Our fuel price risk primarily relates to our cruise segment and the direct consumption of fuel on our ships. Fuel costs as a percentage of our total passenger ticket revenue was approximately 9.6% for the year ended December 31, 2007. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2007 would increase our 2008 fuel costs by $1.3 million.
Item 8. Financial Statements and Supplementary Data
     The Consolidated Financial Statements are listed in Item 15, “Exhibits and Financial Statement Schedules” and are included herein on pages 48 through 89.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“Exchange Act”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
     As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. However, in connection with the completion of its audit of, and issuance of an unqualified report on our financial statements for the year ended December 31, 2007, Ernst & Young LLP, advised us that deficiencies in our internal control over financial reporting existed at certain private companies that we acquired during 2007. These deficiencies could rise to the level of one or more material weaknesses once the evaluation of these controls has been completed. Management acknowledged these deficiencies and has implemented, or is implementing, a number of measures to remedy the deficiencies. Management believes the new controls and procedures address the deficiencies identified by Ernst & Young LLP. The evaluation of these controls is expected to be completed subsequent to the date of this report and will be included in management’s report on internal control over financial reporting for the year ended December 31, 2008. We plan to continue to monitor the effectiveness of our controls and procedures on an ongoing basis and will take further action, as appropriate.
     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s evaluation of and conclusion regarding the effectiveness of our internal control over financial reporting excludes the internal control over financial reporting of Windstar Sail Cruises Limited businesses that were acquired during 2007 as described in “Note 2 to the Consolidated Financial Statements – Business Acquisitions and Investments.” The Windstar Sail Cruises Limited operations contributed approximately 23% of our total revenues for the year ended December 31, 2007 and represented approximately 33% of our total assets as of December 31, 2007. Based on that evaluation, excluding Windstar Sail Cruises Limited operations, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     The effectiveness of our internal control over financial reporting as of December 31, 2007 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Ambassadors International, Inc.
We have audited Ambassadors International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ambassadors International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Ambassadors International, Inc.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Windstar Sail Cruises Limited which was acquired by Ambassadors International, Inc. in April 2007 and is included in the 2007 consolidated financial statements of Ambassadors International, Inc. and constituted $122.9 million and $21.3 million of total and net assets, respectively, as of December 31, 2007, and $64.6 million and $9.2 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Ambassadors International, Inc. also did not include an evaluation of the internal control over financial reporting of Windstar Sail Cruises Limited.
In our opinion, Ambassadors International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambassadors International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
March 12, 2008

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information under the captions “Information About our Board of Directors, Board Committees and Related Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the Proxy Statement, is hereby incorporated by reference.
Item 11. Executive Compensation
     The information under the caption “Executive Compensation and Related Information,” appearing in the Proxy Statement, is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” appearing in the Proxy Statement, is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information under the captions “Certain Relationships and Related Transactions” and “Information about our Board of Directors, Board Committees and Related Matters—Director Independence” appearing in the Proxy Statement, is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
     The information under the caption “Principal Accountant Fees and Services,” appearing in the Proxy Statement, is hereby incorporated by reference.

PART IV
Item 15. Exhibit, Financial Statement Schedules
     The following documents are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Ambassadors International, Inc.
We have audited the accompanying consolidated balance sheets of Ambassadors International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule: Schedule II–Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005. These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassadors International, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, Ambassadors International, Inc. changed its method of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment, on January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ambassadors International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California
March 12, 2008

Ambassadors International, Inc.
Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$21,998	$8,246
Restricted cash	31,084	11,127
Available-for-sale securities	2,514	37,807
Accounts and other receivables, net of allowance of $2,332 and $1,046 in 2007 and 2006, respectively	40,798	25,077
Costs in excess of billings on construction contracts	8,410	7,061
Premiums receivable	10,188	14,549
Deferred policy acquisition costs	—	330
Reinsurance recoverable	1,148	2,152
Prepaid reinsurance premiums	—	252
Inventory	5,751	3,383
Deferred income taxes	1,262	1,606
Prepaid costs and other current assets	8,530	9,018

Total current assets	131,683	120,608
Property, vessels and equipment, net	219,793	118,630
Goodwill	9,181	9,181
Other intangibles, net	11,152	3,409
Deferred income taxes	—	297
Other assets	4,680	3,795

Total assets	$376,489	$255,920

Liabilities:
Current liabilities:
Accounts payable	$36,564	$18,270
Passenger and participant deposits	47,067	17,622
Accrued expenses	16,175	10,656
Billings in excess of costs on construction contracts	13,108	4,334
Loss and loss adjustment expense reserves	6,674	11,826
Unearned premiums	—	1,220
Deferred gain on retroactive reinsurance	—	19
Current portion of long term debt	5,479	4,417

Total current liabilities	125,067	68,364

Long term passenger and participant deposits	35	40
Long term deferred tax liabilities	1,676	—
Long term debt, net of current portion and net of discount of $2,479 and $0 in 2007 and 2006, respectively	161,584	71,779

Total liabilities	288,362	140,183

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 40,000,000 and 20,000,000 shares authorized in 2007 and 2006, respectively; 10,888,655 and 10,838,179 shares issued and outstanding in 2007 and 2006, respectively	108	107
Additional paid-in capital	97,634	97,050
Retained earnings (accumulated deficit)	(11,170)	17,877
Accumulated other comprehensive income	1,555	703

Total stockholders’ equity	88,127	115,737

Total liabilities and stockholders’ equity	$376,489	$255,920

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.
Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Passenger ticket revenue	$131,796	$67,451	$—
Onboard and other cruise revenue	16,895	8,216	—
Marine revenue	123,221	46,614	758
Travel, incentive and event related	14,511	13,143	14,726
Net insurance premiums earned	582	8,848	11,456

	287,005	144,272	26,940

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	27,696	12,016	—
Passenger expenses	13,420	6,851	—
Materials and services	46,578	18,326	—
Repairs and maintenance	17,310	2,199	—
Commissions and other cruise operating expenses	13,248	9,551	—

	118,252	48,943	—
Cost of marine revenue	94,029	34,516	—
Selling and tour promotion	25,980	12,189	3,144
General and administrative	57,140	34,321	11,826
Depreciation and amortization	11,010	4,224	1,232
Loss and loss adjustment expenses	387	5,249	6,051
Insurance acquisition costs and other operating expenses	639	3,564	4,563

	307,437	143,006	26,816

Operating income (loss)	(20,432)	1,266	124

Other income (expense):
Interest and dividend income	3,625	3,823	3,053
Realized gain (loss) on sale of available-for-sale securities	(48)	1,085	34
Interest expense	(7,330)	(3,500)	(5)
Other income, net (Note 10)	274	3,296	1,047

	(3,479)	4,704	4,129

Income (loss) before income taxes	(23,911)	5,970	4,253
Provision for income taxes	2,968	343	1,111

Net income (loss)	$(26,879)	$5,627	$3,142

Earnings (loss) per share:
Basic	$(2.48)	$0.53	$0.30

Diluted	$(2.48)	$0.49	$0.30

Weighted-average common shares outstanding:
Basic	10,838	10,668	10,321

Diluted	10,838	11,445	10,597

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance at December 31, 2004	9,974,922	$100	$87,379	$17,514	$(167)	$104,826

Comprehensive income (loss):
Net income	—	—	—	3,142	—	3,142
Other comprehensive loss:
Marketable securities, net of tax benefit of $191	—	—	—	—	(335)	(335)

Comprehensive income						2,807
Stock options exercised	275,634	2	1,476	—	—	1,478
Issuance of restricted stock	80,000	1	(1)	—	—	—
Amortization of deferred compensation	—	—	412	—	—	412
Issuance of common stock	184,717	2	2,718	—	—	2,720
Tax benefit associated with stock grants and exercise of stock options	—	—	1,117	—	—	1,117
Dividends ($0.40 per share)	—	—	—	(4,134)	—	(4,134)

Balance at December 31, 2005	10,515,273	105	93,101	16,522	(502)	109,226

Comprehensive income (loss):
Net income	—	—	—	5,627	—	5,627
Other comprehensive loss:
Foreign currency translation, net of tax benefit of $0	—	—	—	—	768	768
Marketable securities, net of tax benefit of $271	—	—	—	—	437	437

Comprehensive income						6,832
Stock options exercised	265,906	3	2,271	—	—	2,274
Issuance of restricted stock	69,000	—	—	—	—	—
Reclassification upon adoption of SFAS No. 123(R)	—	(1)	1	—	—	—
Cancellation of restricted stock	(12,000)	—	(55)	—	—	(55)
Amortization of stock options and restricted stock expense	—	—	1,732	—	—	1,732
Dividends ($0.40 per share)	—	—	—	(4,272)	—	(4,272)

Balance at December 31, 2006	10,838,179	107	97,050	17,877	703	$115,737

Comprehensive income (loss):
Net loss	—	—	—	(26,879)	—	(26,879)
Other comprehensive loss:
Foreign currency translation, net of tax benefit of $0	—	—	—	—	780	780
Marketable securities, net of tax benefit of $45	—	—	—	—	72	72

Comprehensive loss				—		(26,027)
Stock options exercised	60,626	1	648	—	—	649
Issuance of restricted stock	95,000	—	—	—	—	—
Cancellation of restricted stock	(54,000)	—	(372)	—	—	(372)
Shares repurchased and cancelled	(51,150)	—	(1,576)	—	—	(1,576)
Restricted stock compensation	—	—	1,158	—	—	1,158
Amortization of stock options and restricted stock expense	—	—	726	—	—	726
Dividends ($0.20 per share)	—	—	—	(2,168)	—	(2,168)

Balance at December 31, 2007	10,888,655	$108	$97,634	$(11,170)	$1,555	$88,127

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.
Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(26,879)	$5,627	$3,142
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,010	4,224	1,232
Provision for losses from uncollectible receivables	1,438	1,078	37
Foreign currency translation	780	972	—
Undistributed (earnings) losses from equity investments	231	(358)	187
Share-based compensation amortization	1,512	1,677	412
Amortization of debt discount and deferred offering costs	496	—	—
Write-off of intangible assets	143	—	—
Impairment loss in investment	165	—	—
Deferred income taxes	2,667	395	146
Loss (gain) on sale of available-for-sale securities	48	(1,085)	—
Loss on disposal of fixed assets	66	—	—
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts and other receivables	(17,154)	(7,273)	1,125
Costs in excess of billings on construction contracts	(1,349)	448	—
Premiums receivable	4,361	(414)	(4,095)
Deferred policy acquisition costs	330	1,338	90
Reinsurance recoverable	1,004	(895)	340
Prepaid insurance premiums	252	843	112
Inventory	(1,403)	(1,181)	—
Prepaid costs and other current assets	1,964	(1,545)	293
Other assets	(1,199)	(387)	(503)
Accounts payable and accrued and other expenses	17,381	6,435	896
Passenger and participant deposits	6,474	(6,943)	(1,072)
Billings in excess of costs on construction contracts	8,774	(2,025)	—
Loss and loss adjustment expense reserves	(5,152)	2,805	2,887
Unearned premiums	(1,220)	(4,559)	(630)
Deferred gain on retroactive reinsurance	(19)	(132)	(371)
Other liabilities	—	—	(114)

Net cash provided by (used in) operating activities	4,721	(955)	4,114

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	35,668	61,220	54,831
Purchase of available-for-sale securities	(306)	(20,525)	(74,331)
Restricted cash	(20,000)	(9,600)	—
Purchase of other investments	—	(696)	(497)
Cash paid for acquisitions of subsidiaries, net of cash received	(10,927)	(27,085)	(1,485)
Purchase of property and equipment	(22,478)	(2,636)	(150)
Proceeds from disposal of assets	34	—	—

Net cash provided by (used in) investing activities	(18,009)	678	(21,632)

Cash flows from financing activities:
Proceeds from exercise of stock options	649	2,274	1,478
Proceeds from issuance of convertible note, net of offering costs of $3,299	93,701	—	—
Proceeds from line of credit	877	—	—
Dividends paid on common stock	(2,168)	(4,272)	(4,134)
Purchase and retirement of common stock	(1,576)	—	—
Payment of long term debt	(64,443)	(6,443)	(1,584)
Restricted cash	—	(752)	—

Net cash provided by (used in) financing activities	27,040	(9,193)	(4,240)

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.
Consolidated Statements of Cash Flows (continued from previous page)

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Net increase (decrease) in cash and cash equivalents	$13,752	$(9,470)	$(21,758)
Cash and cash equivalents, beginning of year	8,246	17,716	39,474

Cash and cash equivalents, end of year	$21,998	$8,246	$17,716

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,552	$2,541	$—
Cash paid for income taxes	356	994	899
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
As of December 31, 2007, the following further describes the operations of the Company’s business segments:
•	Cruise — this segment operates the Majestic America Line and Windstar Cruises. Majestic America Line consists of a North American river and coastal cruise company, American West Steamboat Company (“American West”). ACG acquired American West on January 13, 2006 and the cruise-related assets of Delta Queen Steamboat Company, Inc. (“Delta Queen”) on April 25, 2006. American West operates a seven-ship fleet which includes the 223-passenger Empress of the North, the 142-passenger Queen of the West, the 436-passenger American Queen®, the 412-passenger Mississippi Queen® and the 176-passenger Delta Queen®. On June 12, 2006, ACG acquired the 48-passenger Executive Explorer, renamed Contessa, and on October 13, 2006, ACG acquired the 150-passenger Columbia Queen. On April 2, 2007, ACG, through its wholly-owned subsidiary, Ambassadors International Cruise Group, LLC (“AICG”), acquired Windstar Sail Cruises Limited (“Windstar Cruises”), an international-flagged small ship cruise line that operates a three-ship fleet that includes the 312-passenger Wind Surf, 148-passenger Wind Spirit, and 148-passenger Wind Star.

The 2008 cruise schedule includes cruises through Alaska’s Inside Passage onboard the Empress of the North, and on the Columbia and Snake Rivers onboard the Empress of the North, Columbia Queen and Queen of the West. The Company also offers historical cruises onboard the American Queen®, Delta Queen® and Mississippi Queen® on many American rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas Rivers, with stops at many American historic cities, battle grounds and estates, including New Orleans, Memphis and St. Louis. Each of the Company’s cruises offers an onboard historian and naturalist and shore excursions to enhance passengers’ understanding of the wildlife, history and cultures of the areas traveled. The American Queen® was not in operation for the 2006 cruise season. The Mississippi Queen® has not been in operation since it was placed into drydock in November 2006. The Contessa will not be in operation for the 2008 cruise season and 2008 will also be the farewell season for the Delta Queen®. The Company anticipates operating the remaining five ships in the 2008 cruise season under the Majestic America Line. Since April 2007, the Company’s cruise schedule has also included destinations in the Greek Isles, Caribbean Islands and Costa Rica and cruises on the Mediterranean, the Adriatic, and the Panama Canal on one of the three Windstar Cruises ships.

•	Marine — this segment includes marina design, management and development. It also includes BellPort Group, Inc. (“BellPort), acquired in February 2005, which offers shipyard operations, marina consulting and marina construction services. On July 21, 2006, the Company acquired Bellingham Marine, a marina design and construction company that operates throughout the world.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

•	Travel and Events — this segment develops, markets and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting services. It provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. It also develops, markets and distributes event portfolio management technology solutions for corporations and large associations.

•	Corporate and Other — This segment consists of general corporate assets (primarily cash and cash equivalents and investments), the operations of Cypress Re and other activities which are not directly related to the Company’s cruise, marine or travel and events segments. Cypress Re reinsures property and casualty risks written by licensed United States insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. The equity method of accounting is used for investment ownership ranging from 20% to 50% where the Company is deemed to have significant influence, but not control. Investment ownership of less than 20 percent is accounted for using the cost method.
Estimates
The preparation of these consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Reclassifications
Certain reclassifications have been made to amounts in 2006 and 2005 to conform to the 2007 financial statement and segment presentations.
Credit Risk
The majority of the Company’s accounts receivable are derived from its marine and travel and events business lines. These accounts receivable represent funds owed from clients and customers, primarily comprised of individuals, corporations and government agencies, for services or products delivered.
In the Company’s marine business, these receivables represent amounts due under contracts related to the manufacture and installation of concrete dock systems and are based on contracted prices and payment schedules. The Company usually requires a prepayment on a contract prior to commencing work, the Company makes progress billings during a project and ultimately receives the final retention payment which is due 30 days after a project is completed and accepted by its clients. Each billing represents an account receivable until collected. Most of the Company’s travel and events programs are billed in advance and are routinely collected prior to the commencement of a program.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

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
Premiums receivable consist of funds held in trust by the ceding company, and deferred and not yet due premiums from the ceding company. These amounts represent the Company’s earnings and premiums due on its reinsurance business. Such funds are held in trust and are primarily invested in investment grade corporate bonds, government bonds and money market funds. These premiums receivable will be paid to the Company as its reinsurance programs conclude over time. The Company currently conducts all of its quota share reinsurance activity through one ceding company. The Company believes that it maintains adequate reserves for potential credit losses.
Cash and Cash Equivalents
The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and other investments. Securities with remaining maturities of three months or less are classified as cash equivalents.
Restricted Cash
The Company’s cruise passenger deposits are primarily received through credit card transactions. In 2006, the Company established a $9.6 million certificate of deposit with a bank in order to secure its processing of passenger deposits through credit cards. As of December 31, 2007, the Company had $17.1 million of restricted cash held by a bank in cash equivalents and a certificate of deposit as additional amounts required for secure processing of passenger deposits through credit cards. The restricted amounts were negotiated between the Company and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period.
On March 27, 2007, the Company amended its credit facility with a bank to reduce its revolving line of credit from $20.0 million to $12.5 million and established a $12.5 million certificate of deposit with the bank to secure its outstanding letters of credit. The certificate amount was based on the Company’s current letters of credit then outstanding.
As of December 31, 2007, the Company also had $1.5 million included in restricted cash representing principal and interest payments made to a depository account which was used to pay bondholders of certain of the Company’s vessel debt in February 2008 as required under the loan agreement.
Available-for-Sale Securities
The Company classifies its marketable investments as available-for-sale securities. Available-for-sale securities consist of debt securities with maturities beyond three months at date of purchase and are carried at fair value.
Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as other comprehensive income (loss), net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of operations in the period the investments are sold.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is primarily comprised of net unrealized gains on foreign currency translation of $1.6 million and $0.7 million, net of taxes, at December 31, 2007 and 2006, respectively. Net unrealized gains and losses on marketable securities were not material.
Comprehensive Income (Loss)
Comprehensive income (loss) refers to the aggregate of net income (loss) and certain other revenues, expenses, gains and losses recorded directly as adjustments to stockholders’ equity, net of tax.
Other Investments
The Company includes its equity investments in other operating companies as other assets in the accompanying balance sheets. The cost of these equity investments is allocated against the underlying fair value of the net assets of the investee. The Company accounts for equity investments with ownership ranging from 20% to 50% using the equity method, as it is deemed that the Company has significant influence, but not control. Equity investments with ownership of less than 20% are accounted for under the cost method.
Property, Vessel and Equipment
Property, vessel and equipment are stated at cost, net of accumulated depreciation. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Major additions and betterments are capitalized. The ships are capitalized and depreciated using the straight-line method over the expected useful life ranging up to 30 years, net of a residual value that generally approximates 15%. Ship replacement parts are capitalized and are depreciated upon being placed in service. Office and shop equipment is capitalized and depreciated using the straight-line method over the expected useful life of the equipment, ranging up to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the expected useful life of the improvement or the term of the related lease.
The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations.
Drydocking
The Company capitalizes drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock and believes that the deferral method provides better matching of revenues and expenses. Drydocking costs are included in prepaid costs and other current assets and in long-term assets in the accompanying balance sheet and are amortized over the cruising season between scheduled drydockings.
Long-Lived Assets Including Intangibles
Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and the Company’s strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. The Company uses a discounted cash flow model to estimate the fair market value of each of its reporting units when it tests goodwill for impairment. Assumptions used include

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with finite lives are tested for impairment using an undiscounted cash flow model. The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company amortizes its acquired intangible assets with finite lives over periods ranging from three to 20 years.
Impairment charges of $0.1 million, zero and zero were recorded in 2007, 2006 and 2005, respectively.
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
Foreign Currency Transactions
Bellingham Marine operates internationally through its five foreign subsidiaries in Australia, New Zealand, Europe, Singapore and Southeast Asia. The financial statements of these foreign entities are denominated in their local currency and are translated into U.S. dollars for reporting purposes. Balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are reflected in the statement of operations.
Revenue Recognition
The Company recognizes revenues in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” The Company recognizes revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectibility is reasonably assured and delivery has occurred.
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

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Marine Revenue
The Company recognizes revenue for marine and related services and shipyard related revenues in accordance with the American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Production-Type Contracts.” Contract costs include direct labor, materials, subcontractors and other direct costs, plus estimated indirect costs such as equipment rental, repairs and depreciation and overhead. General and administrative costs are expensed as incurred.
Revenues on fixed price marine construction contracts are recognized using the percentage of completion method, whereby a portion of the contract revenue, based on contract costs incurred to date compared with total estimated costs at completion (based on the Company’s estimates), is recognized as revenue each period. Revenues on cost-plus contracts are recognized on the basis of costs incurred, plus the estimated fee earned. Estimates of fees earned are based on negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned. Each of these methods approximate percentage of completion revenue recognition based on contract costs incurred to date compared with total estimated costs at completion. The Company uses the completed-contract method for shipyard related contracts for which reasonably dependable estimates cannot be made.
On occasion, the Company or its customers may seek to modify a contract to accommodate a change in the scope of the work, such as changes in specifications, method or manner of performance, equipment, materials, or period of performance, or to account for customer-caused delays, errors in specifications or design, contract terminations, or other causes of unanticipated additional costs. Such change orders or claims are evaluated according to their characteristics and the circumstances under which they occur, taking into consideration such factors as the probability of recovery, the Company’s experience in negotiating change orders and claims, and the adequacy of documentation substantiating the costs of such change order or claim. Costs attributable to unpriced change orders and claims are accounted for as costs of contract performance in the period in which the costs are incurred, and revenue is recognized to the extent of costs incurred. Revenue in excess of costs attributable to unpriced change orders is recorded when realization is assured beyond a reasonable doubt, based on the Company’s experience with the customer or when a bona fide pricing offer has been provided by the customer. Receivables related to unpriced change orders and claims are not material.
The Company follows these revenue recognition methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can generally be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time, or satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses on contracts may need to be recognized. Management reviews contract performance, costs incurred, and estimated costs to complete on a regular basis. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known. Provisions for anticipated losses on contracts are reflected in income in the period in which the loss becomes known.
A contract may be regarded as substantially completed if remaining costs and potential risks are insignificant in amount. The Company considers a contract to be substantially completed upon delivery of the product, acceptance by the customer and compliance with contract performance specifications.
The assets, “costs plus earnings in excess of billings on construction contracts,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs plus earnings on construction contracts,” represents billings in excess of revenues recognized.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Travel, Incentive and Event Related
The Company bills travel participants, mainly consisting of large corporations, in advance, and the cash received is recorded as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel and other program costs in advance of travel, and records such costs as prepaid program costs. The Company recognizes travel revenue and related costs when travel convenes and classifies such revenue as travel, incentive and event related. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.
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

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

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
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The dilutive effect of options outstanding is reflected in diluted earnings (loss) per share by application of the treasury method.
Accounting for Stock-Based Compensation Plans
The Company has certain stock-based employee compensation plans, which are more fully described in Note 13, “Stock Plans.”  On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment” (“SFAS No. 123R”) using the modified-prospective method. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and amends SFAS No. 95, “Statement of Cash Flows.” In 2005, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS No. 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of its plans, the Company did not have a cumulative effect adjustment upon adoption. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.
The adoption of SFAS No. 123R resulted in compensation expense of $0.7 million and $0.8 million that has been classified in general and administrative expenses related to employee stock options and restricted stock, respectively, for the year ended December 31, 2007. The effect of the total compensation expense on net loss was a reduction of $1.5 million, net of income tax, for the year ended December 31, 2007. The adoption of SFAS No. 123R resulted in compensation expense of $ 0.8 million and $0.8 million related to employee stock options and restricted stock, respectively, for the year ended December 31, 2006.
As of December 31, 2007, there was $1.0 million and $2.4 million, respectively, of total unrecognized compensation cost related to nonvested stock options and nonvested restricted stock granted under the Company’s plans expected in future years through 2011. This expected cost does not include the impact of any future stock-based compensation awards.
The following table presents the effects on net income and earnings per share as if the Company had recognized compensation expense under the fair value recognition provisions of SFAS No. 123 for the year ended December 31, 2005 (in thousands, except per share data):

Net income, as reported	$3,142
Add: stock-based compensation expense included in net income — as reported, net of related tax effects	245
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(514)

Net income pro forma	$2,873

Earnings per share — basic
As reported	$0.30
Pro forma	0.28

Earnings per share — diluted
As reported	$0.30
Pro forma	0.27

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	0.0%	0.9%	2.6%
Expected volatility	53.0%	53.0%	54.0%
Risk free interest rates	3.7%	4.8%	4.4%
Expected option lives	4.0 years	4.0 years	4.0 years
Weighted-average fair value of options granted	$6.66	$11.31	$5.30
Upon the adoption of SFAS No.123R, expected volatility was based on historical volatilities. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remain outstanding. The Company estimated forfeitures based on historical pre-vesting forfeitures and will revise those estimates in subsequent periods if actual forfeitures differ from those estimates. For purposes of calculating pro forma information for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) SFAS No.123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“SFAS No. 123R-3”). The Company has elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at the Company’s adoption of SFAS No. 123R. In addition, in accordance with SFAS No. 123R, SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Fair Value of Financial Instruments
The estimated fair values of the financial instruments as of December 31, 2007 and 2006 are as follows (in thousands):

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$21,998	$21,998	$8,246	$8,246
Restricted cash	31,084	31,084	11,127	11,127
Available-for-sale securities	2,514	2,514	37,807	37,807
Debt	167,063	169,542	76,196	76,196
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
Debt - The carrying value of senior secured notes, convertible debt and mortgage debt approximate fair value since they are estimates based on rates currently prevailing for similar instruments of similar maturities.
Dividends Declared
On September 2, 2003, the Company’s Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The Company and its board of directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future. Subsequent to the dividend declared in May 2007, the Company’s board of directors did not approve any additional dividends for 2007. The following dividends were declared as of and paid in 2007, 2006 and 2005 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
2007:
March 12, 2007	March 19, 2007	$1,084
May 21, 2007	May 31, 2007	1,084

2006:
February 20, 2006	March 2, 2006	$1,050
May 22, 2006	June 1, 2006	1,065
August 16, 2006	August 31, 2006	1,072
November 14, 2006	November 28, 2006	1,085

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Record Date	Payment Date	Dividend Amount
2005:
February 28, 2005	March 15, 2005	$1,016
May 31, 2005	June 15, 2005	1,034
August 25, 2005	September 8, 2005	1,042
November 18, 2005	December 2, 2005	1,042
Business Segments
The Company reports segment data based on the “management” approach, which designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was to be effective the first fiscal year beginning after November 15, 2007, and interim periods within that fiscal year, and to be applied prospectively with the exception of certain financial instruments. However, in February 2008, the FASB issued an FSP that amends SFAS No. 157 to delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In February 2008, the FASB also issued a FSP that would exclude leasing transactions accounted for under SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements. The Company believes that the adoption of SFAS No. 157 and related guidance will not have a material impact on its consolidated financial statements.
In September 2007, the FASB issued a FSP APB14-a, an interpretation of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The proposed FSP would require an issuer of convertible debt instruments commonly referred to as Instruments B and C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”, and any other convertible instruments that allow for settlement in any combination of cash and shares at the issuer’s option to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The proposed effective date for the FSP is for fiscal years beginning after December 15, 2008 and does not permit early application. However, the proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The Company has not yet completed its evaluation of the potential impact of adopting this proposed FSP, if issued in final form.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective the first fiscal year beginning after November 15, 2007. The Company believes that the adoption of SFAS No. 159 will not have a material impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

after December 15, 2008. The Company is evaluating SFAS No. 141(R) and has not yet determined the impact the adoption will have on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective on a prospective basis for business combinations that occur in fiscal years beginning after December 15, 2008. The Company is evaluating SFAS No. 160 and has not yet determined the impact the adoption will have on the consolidated financial statements.
2. Business Acquisitions and Investments
Incentive Travel, LLC (“ITI”)
In March 2002, Ambassadors acquired a 49% ownership interest in ITI. ITI developed, marketed, and managed meetings and incentive programs for a select roster of corporate clients utilizing incentive travel and corporate meeting management services. The terms of the purchase agreement called for contingent payments through 2005 based upon actual income before income taxes multiplied by Ambassadors’ 49% ownership interest calculated based on a predefined multiplier. As of December 31, 2006, the Company had paid all remaining obligations under the purchase agreement. On December 28, 2006, ITI was dissolved and the company’s assets were distributed to its members based on their ownership percentage. Upon dissolution, the Company received approximately $2.8 million in exchange for a non-compete agreement extension which is recorded in other income, of which approximately $0.9 remained outstanding and is included in accounts and other receivables as of December 31, 2006 and was collected in full during 2007.
License fees earned from ITI are included in the operations of Travel and Events and represent $0.3 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively. The Company also recorded in other income its proportional share of the earnings and management fees from ITI of $0.3 million and $1.2 million for the years ended December 31, 2006 and 2005, respectively.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

BellPort
On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina services company operating facilities in both the United States and Mexico. The purchase was completed in February 2005 for the consideration of approximately $1.3 million in cash and the issuance of 184,717 shares of the Company’s common stock valued at $2.7 million, of which 130,389 shares were issued to related parties. In addition to the cash and stock consideration, the Company assumed a credit facility of approximately $1.6 million that the Company paid off in full on February 11, 2005. In connection with the acquisition, the Company was granted a twelve-month option to purchase a 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate, including both residential communities and marina facilities, located in Japan. In February 2006, BellPort acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc., a California corporation, for $0.3 million, and extended its license agreement with BellPort Japan through 2010. The Company recorded its proportional share of the loss from BellPort Japan of $0.1 million during the nine months ended September 30, 2007. As of March 31, 2007, the Company had incurred losses on its investment up to the original investment amount, resulting in zero investment balance at the end of the period. The Company is not required to contribute any funds to support the operation of this investee. On August 20, 2007, the majority shareholder increased its capital contribution in BellPort Japan resulting in dilution of the Company’s investment in BellPort Japan to 0.9%. By mutual agreement with the majority shareholder, the Company continues to maintain an option (but not obligation) to contribute capital to increase its investment to 34%.
BellPort has a 50% ownership interest in Deer Harbor WI, LLC (“DHWI”). DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. The Company recorded its proportional share of losses from DHWI of $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, which are included in other income, net. As of December 31, 2007, BellPort had a note receivable from DHWI for $1.9 million that is classified in other assets in the accompanying balance sheet. The note is secured by a deed of trust on property and bears interest at a variable rate equal to the applicable London Interbank Offered Rate plus 2.75% per year, adjusted annually. As of December 31, 2007, the interest rate was 8.06%. All unpaid principal and accrued and unpaid interest are due no later than November 30, 2011.
The Company accounts for its investments in BellPort Japan and DHWI on the equity method. At December 31, 2007 and 2006, the other investments represented $1.4 million and $1.6 million, respectively, and were included in other assets in the accompanying balance sheets.
On February 13, 2006, BellPort purchased certain assets related to the Newport Harbor Shipyard for $0.5 million. Concurrent with the asset purchase, BellPort entered into a long term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011. The acquisition of the Newport Harbor Shipyard was not deemed to be material in 2006.
American West
On January 13, 2006, ACG acquired American West. Under the terms of the agreement, ACG acquired the membership interests of American West for one dollar, repaid debt of $4.3 million and assumed $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the U.S. Maritime Administration. In addition, the transaction consideration consisted of 250,000 shares of the Company’s restricted common stock, which is subject to forfeiture to the Company if certain future financial targets are not met during the four years following the close of the transaction. In addition, the Company paid $0.9 million of acquisition costs related to the American West transaction.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

The contingent consideration of 250,000 shares of the Company’s restricted common stock has not been included in the preliminary purchase price and is not expected to be included in the original cost of the acquisition due to management’s inability to conclude “beyond a reasonable doubt” that the contingent consideration will be earned. The final purchase price and allocation of purchase price are dependent on the potential future contingent payment.
In accordance with SFAS No. 141, “Business Combinations,” the American West acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are based on management’s estimates. The following table summarizes the fair values of the assets and liabilities assumed at the date of the acquisition (in thousands):

Cash and cash equivalents	$3,617
Accounts receivable	238
Prepaid and other current assets	596
Inventory	236
Vessels and equipment	48,562

Total assets acquired	53,249

Passenger deposits	(3,824)
Accounts payable and accrued and other expenses	(2,645)
Long term debt	(41,526)

Total liabilities assumed	(47,995)

Net assets acquired	$5,254

Delta Queen
On April 25, 2006, ACG acquired the cruise-related assets and liabilities of Delta Queen pursuant to an Asset Purchase Agreement, dated April 6, 2006, by and among ACG, Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC, and Mississippi Queen Steamboat, LLC. Pursuant to the purchase agreement, ACG acquired three ships, the American Queen®, Delta Queen® and Mississippi Queen®, and associated operating assets of Delta Queen for $1.8 million in cash, the assumption of passenger deposits and other operating assets and liabilities, and the assumption of $35.0 million of fixed-rate, 6.5% debt payable through 2020 and guaranteed by the U.S. Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of the Company’s common stock, to be granted to Delta Queen Steamboat Company, Inc. if certain future financial targets are met in any of the three years following the close of the transaction.
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

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

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

Columbia Queen
On April 25, 2006, ACG acquired the $9.0 million first preferred ship mortgage on a ship, the 150-passenger Columbia Queen, from the U.S. Maritime Administration for $5.0 million. In August 2006, ACG acquired the $5.0 million second preferred ship mortgage on the Columbia Queen, from the mortgage holder for $3.5 million. On October 13, 2006, ACG purchased the Columbia Queen during a foreclosure auction for additional consideration of $1,000 and operated the ship in the 2007 cruise season under Majestic America Line.
Contessa
On June 12, 2006, ACG acquired the 48-passenger Executive Explorer for $2.5 million. The Company renamed the ship Contessa and operated the ship in the 2007 cruise season under Majestic America Line.
Bellingham Marine
On July 21, 2006, AMG acquired Bellingham Marine, a marina design and construction company, through the acquisition of 100% of the outstanding stock of Nishida Tekko America Corporation (“NTAC”) from Nishida Tekko Corporation (“NTC”). The Company paid cash consideration of $6.8 million to NTC and repaid $6.2 million of outstanding debt of NTAC. Prior to the acquisition by AMG, NTAC owned 100% of Bellingham Marine. Concurrent with the acquisition, AMG acquired 49% of the outstanding stock of Bellingham Marine in satisfaction of certain debt obligations, thus leaving NTAC with a 51% equity interest in Bellingham Marine. In addition, AMG and NTC entered into an option agreement pursuant to which NTC was granted a five-year option to acquire 49% of the outstanding stock of NTAC at a purchase price not to exceed $3.4 million, plus seven percent annualized interest. The effect of the option exercise would give NTC an approximate 25% interest in Bellingham Marine.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

In accordance with SFAS No. 141, “Business Combinations,” the Bellingham Marine acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are based on management’s estimates. The following table summarizes the components of the purchase price (in thousands):

Cash and cash equivalents	$1,330
Accounts receivable	15,519
Costs in excess of billings on construction contracts	7,509
Prepaid and other current assets	1,000
Inventory	1,795
Property and equipment	6,898
Other intangibles	1,812
Other assets	294

Total assets acquired	36,157

Billings in excess of costs on construction contracts	(6,359)
Accounts payable and accrued and other expenses	(10,881)
Deferred income taxes	(683)
Other liabilities	(501)
Long term debt	(4,237)

Total liabilities assumed	(22,661)

Net assets acquired	$13,496

Windstar Cruises
In order to expand its cruise offerings to include international cruise offerings, on April 2, 2007, the Company, through its wholly-owned subsidiary AICG, completed its acquisition of all of the issued and outstanding shares of Windstar Cruises from HAL Antillen N.V. (“HAL Antillen”), a unit of Carnival Corporation, plc. Under the terms of the purchase agreement, the Company paid $11.3 million in cash, $60 million in seller financing and assumed $29.0 million in liabilities. The $60 million in seller financing was payable over ten years at 7% and was collateralized by each of the three Windstar Cruises’ ships. In addition, the Company incurred $0.8 million of acquisition costs related to the Windstar Cruises transaction.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

In accordance with SFAS No. 141, “Business Combinations,” the Windstar Cruises acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are based on management’s estimates. The final purchase price is dependent on the final valuation of the assets acquired, which has not been completed. The following table summarizes the fair value of net assets acquired (in thousands):

Cash and cash equivalents	$1,137
Accounts receivable	5
Prepaid and other current assets	811
Inventory	965
Vessels and equipment	89,497
Intangible assets	8,610

Total assets acquired	101,025

Passenger deposits	(22,966)
Accounts payable and accrued and other expenses	(5,995)
Long term debt	(60,000)

Total liabilities assumed	(88,961)

Net assets acquired	$12,064

On April 18, 2007, the Company paid off $60 million in seller financing and accrued interest of $0.2 million using proceeds from its convertible senior notes offering discussed in Note 9 “Long-Term Obligations.”
The following is pro forma information of the Delta Queen, Bellingham Marine and Windstar acquisitions for the year ended December 31, 2006 as if the acquisitions had occurred as of the beginning of the year through the dates of acquisition (in thousands):

			Pro Forma
		Pro Forma	Bellingham	Pro Forma	Pro Forma
	As Reported	Delta Queen	Marine	Windstar	Combined
Revenues	$144,419	$3,124	$41,253	$75,107	$263,903

Net income (loss)	$5,627	$(3,528)	$(1,289)	$2,809	$3,619

Earnings per share – basic	$0.53				$0.34

Earnings per share – diluted	$0.49				$0.32

The Company has accounted for American West from January 13, 2006, the date of acquisition. Due to the insignificance of operations from January 1, 2006 through the date of acquisition, this period was excluded from the December 31, 2006 pro forma amounts listed above.
The following pro forma information presents the Company’s summarized results of operations for the year ended December 31, 2007 as if the acquisition of Windstar Cruises had occurred as of January 1, 2007 instead of April 2, 2007 (in thousands, except per share data):

		Pro Forma
		Windstar	Pro Forma
	As Reported	Cruises	Combined
Revenues	$287,005	$17,463	$304,468

Net income (loss)	$(26,879)	$1,080	$(25,799)

Earnings per share – basic	$(2.48)		$(2.39)

Earnings per share – diluted	$(2.48)		$(2.39)

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

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

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
Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As of December 31, 2007, there were no balances in unearned premium reserves, deferred policy acquisition costs or ceded prepaid reinsurance premiums. Unearned premium reserves, deferred policy acquisition costs and ceded prepaid reinsurance premiums of $1.2 million, $0.3 million and $0.3 million, respectively, were recorded on the balance sheet as of December 31, 2006.
Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. As of December 31, 2007 and 2006, the deferred gain on retroactive reinsurance was zero and $19,000, respectively. During 2007 and 2006, Cypress Re recognized in income $19,000 and $0.1 million, respectively, of previously deferred gain.
As of December 31, 2007 and 2006, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves of $1.2 million, $0.3 million, and $1.1 million and $0.8 million, $0.1 million, and $1.5 million, respectively, related to retroactive reinsurance were recorded on the Company’s balance sheet. The December 31, 2007 and 2006 loss and loss adjustment expense reserve balances include reserves for both prospective and retroactive reinsurance as well as $1.0 million and $0.2 million, respectively, for incurred but not reported claims related to retroactive reinsurance.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.
Premiums receivable at December 31, 2007 and 2006 is comprised of funds held in trust by the ceding company, of $9.7 million and $13.5 million, respectively, and deferred and not yet due premiums from the ceding company of $0.3 million and $1.0 million, respectively. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.
As of December 31, 2007 and 2006, reinsurance recoverable and prepaid reinsurance premiums of $1.1 million and zero million and $2.2 million and $0.3 million, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or nonperformance is limited to these amounts.
The effect of reinsurance on premiums written and earned as of December 31, 2007 and 2006 was as follows (in thousands):

	2007		2006
	Written	Earned	Written	Earned
Assumed	$(468)	$752	$6,315	$10,874
Ceded	83	(170)	(1,183)	(2,026)

Net premiums	$(385)	$582	$5,132	$8,848

As of December 31, 2007 and 2006, the Company had issued $10.7 million and $10.2 million, respectively, in letters of credit related to property and casualty insurance programs. The letters of credit expire at various dates through 2008.
The activity in the liability for unpaid loss and loss adjustment expenses is summarized as follows:

	2007	2006
Balance at January 1,	$11,826	$9,021
Less reinsurance recoverables	2,152	1,257

Net balance at January 1,	9,674	7,764

Incurred related to:
Amortization of deferred gain on retroactive reinsurance	(19)	(132)
Current year	568	4,398
Prior years	(162)	851

Total incurred	387	5,117

Paid related to:
Current year	(191)	(1,084)
Prior years	(4,344)	(2,123)

Total paid	(4,535)	(3,207)

Net balance at December 31,	5,526	9,674
Plus reinsurance recoverable	1,148	2,152

Balance at December 31,	$6,674	$11,826

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

4. Available-for-Sale Securities
At December 31, 2007 and 2006, the cost and estimated fair values of the Company’s investments in corporate bonds and U.S. and other government and agency obligations were as follows (in thousands):

		Gross	Gross	Fair Value/
		Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value
December 31, 2007:
Debt securities:
U.S. government and agency obligations	$1,129	$20	$(10)	$1,139
Corporate bonds	1,260	12	(25)	1,247

	2,389	32	(35)	2,386
Interest receivable	128	—	—	128

Total debt securities	$2,517	$32	$(35)	$2,514

		Gross	Gross	Fair Value/
		Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value
December 31, 2006:
Debt securities:
U.S. government and agency obligations	$17,330	$3	$(55)	$17,278
Corporate bonds	18,643	4	(49)	18,598
State and political subdivisions	1,278	—	(9)	1,269

	37,251	7	(113)	37,145
Interest receivable	662	—	—	662

Total debt securities	$37,913	$7	$(113)	$37,807

The following table represents the gross unrealized loss by date acquired as of December 31, 2007 (in thousands):

	Less than	Greater than
	12 Months	12 Months	Total
Gross unrealized loss:
U.S. government and agency obligations	$(10)	$—	$(10)
Corporate bonds	(9)	(16)	(25)

	$(19)	$(16)	$(35)

The Company reviews its available-for-sale debt securities to determine if any unrealized losses incurred are considered to be other than temporary and therefore are impaired. In its evaluation of unrealized losses for impairment and the classification of such losses as temporary or other-than-temporary, management considers a number of factors. These factors include the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment to allow for the market to recover.
For the year ended December 31, 2007, the Company recorded realized losses on sale of available-for-sale securities of $48,000 based on specific identification of the cost of securities sold during the year. For the years ended December 31, 2006 and 2005, the Company recorded realized gains on sale of available-for-sale securities of $1.1 million and $0, respectively, based on specific identification of the cost of securities sold during the year. The Company recorded no realized losses in 2006 or 2005.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

The following table represents principal cash flows from available-for-sale debt securities outstanding as of December 31, 2007 by contractual maturity date and average interest rate (in thousands, except interest rates):

	Year Ending December 31,
	2008	2009
Debt securities:
U.S. government and agency obligations	$625	$514
Corporate bonds	555	692

	1,180	1,206
Interest receivable	111	16

Total debt securities	$1,291	$1,222

Interest rate on debt securities	4.56%	1.00%
5. Accounts Receivable
Accounts receivable at December 31, 2007 and 2006 (in thousands) consisted of:

	2007	2006
Cruise	$817	$1,985
Travel and events	4,149	4,070
Marine	37,969	20,057
Other	195	11

	43,130	26,123
Less allowance for doubtful accounts	(2,332)	(1,046)

Total accounts receivable	$40,798	$25,077

Contract retentions total $5.8 million and $2.8 million at December 31, 2007 and 2006, respectively. Contract retentions are billable upon final acceptance by the customers. Based on the Company’s experience, the majority of the retention balance is expected to be collected within a year, and is therefore included in accounts receivable.
6. Inventory
The Company maintains inventories of marine construction materials, fuel, supplies, souvenirs and food and beverage products. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Marine construction materials	$2,630	$2,796
Food, souvenirs and supplies	2,390	330
Fuel	731	257

	$5,751	$3,383

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

7. Property, Vessels and Equipment
Property, vessels and equipment consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Ships and vehicles	$221,743	$112,275
Office furniture, fixtures and equipment	9,130	7,921
Computer software and equipment	5,409	2,939
Land	1,765	1,688
Leasehold improvements	683	638
Ship work in process	70	1,556

	238,800	127,017
Less accumulated depreciation and amortization	(19,007)	(8,387)

	$219,793	$118,630

Depreciation and amortization expense related to property, vessels and equipment was $10.7 million, $4.0 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.
8. Goodwill and Other Intangibles
Goodwill and other intangibles consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Goodwill, beginning of year	$9,181	$8,996
Marine acquisition	—	185

Goodwill, end of year	$9,181	$9,181

Other Intangibles:
Trade names	$9,980	$2,523
Management contracts	853	1,098
Customer list	717	—

	11,550	3,621
Less accumulated amortization	(398)	(212)

Total other intangibles	$11,152	$3,409

In 2007, the Company increased other intangible assets by $7.9 million as a result of allocating purchase price to the trade name and $0.7 million to customer lists in connection with the acquisition of Windstar Cruises. In 2006, the Company increased goodwill by $0.2 million and increased other intangibles by approximately $2.3 million as a result of its acquisitions within the marine segment. Other intangibles acquired in 2006 consist of the Bellingham Marine and Newport Harbor Shipyard trade names. In 2005, the Company increased goodwill by $2.7 million and other intangibles by $1.5 million as a result of its acquisition of BellPort. Total goodwill of $2.9 million related to the Company’s Marine operations is not deductible for tax purposes. Other intangibles acquired in 2005 consist of management contracts and the BellPort trade name. For the years ended December 31, 2007 and 2006, the Company recorded amortization expense of the management contracts of $0.1 million and $0.1 million, respectively. The Company also incurred $37,000 and $22,000 in additional amortization expense related to the write-off of management contracts terminated in 2006 and 2005, respectively. As of December 31, 2007, the Company recorded $0.2 million in amortization expense for the customer list. The weighted average amortization period is 12.2 years. Amortization expense for the years 2008, 2009, 2010, 2011 and 2012 is expected to be $0.3 million, $0.3 million, $0.1 million, $0.1 million and $0.1 million, respectively. Trade name is an indefinite lived asset.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

9. Long term Obligations
Long term obligations as of December 31, 2007 and December 31, 2006 were as follows (in thousands):

	2007	2006
Loans secured by ship mortgages at fixed rates varying from 2.3% to 6.5% due through July 2028	$69,743	$73,973
Secured note payable to bank at a fixed interest rate of 8.245%, due May 2010	1,656	1,907
Amounts outstanding under $2.1 million secured lines of credit with an Australian bank	926	124
3.75% Convertible Senior Notes, net of unamortized discount and offering costs of $2,479 and $0, respectively	94,521	—
Equipment leases	217	192

	167,063	76,196
Less: current portion	5,479	4,417

Non-current portion	$161,584	$71,779

At December 31, 2007 and 2006, the Company’s cash-secured revolving credit facility with a bank in the amount of $12.5 million and $20.0 million respectively, had no balances outstanding at the end of each of the respective periods.
Loans Secured by Ship Mortgages
In conjunction with ACG’s acquisition of American West, the Company assumed $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the United States Government through the United States Maritime Administration (“MARAD”) under Title XI, Merchant Marine Act, 1936, as amended, and is secured by a First Preferred Ship Mortgage on the Empress of the North. Annual principal payments of $1.8 million plus accrued interest are required through July 18, 2028.
In conjunction with ACG’s acquisition of the cruise-related assets of Delta Queen, the Company assumed $35.0 million of fixed-rate, 6.5% debt payable through 2020 and guaranteed by MARAD under Title XI, Merchant Marine Act, 1936, as amended, and secured by a First Preferred Ship Mortgage on the American Queen®. Semi-annual principal payments accumulating to $2.4 million annually plus accrued interest are required through June 2020.
Bellingham Marine Debt
In conjunction with the acquisition of Bellingham Marine in July 2006, the Company assumed a $5.0 million line of credit with a bank. Interest was payable monthly at the bank’s prime rate plus 0.25%. The line of credit was collateralized by inventory, accounts receivable, and equipment of Bellingham Marine. On December 28, 2006, the line of credit was paid in full and the facility was terminated. Bellingham Marine has a note payable to a bank with a balance of $1.7 million at December 31, 2007, secured by property, payable in monthly installments of $16,000 including interest at a fixed rate of 8.245%, subject to certain limitations and various financial covenants, due May 10, 2010. As of December 31, 2007, the Company was in compliance with the financial covenants.
Bellingham Marine’s international operations have a $2.1 million line of credit for its Australian subsidiary with National Australia Bank Limited. Interest is payable monthly at an annual adjustable rate that is adjusted quarterly and is collateralized by substantially all of the subsidiary’s assets, including any uncalled or unpaid capital. As of December 31, 2007, there were $0.9 million in borrowings on the line of credit and the interest rate as of December 31, 2007 was 7.7%. In addition, the international operations have equipment contracts secured by the respective equipment payable in monthly installments aggregating $3,200, including interest, through January 2012.
3.75% Convertible Senior Notes
On April 3, 2007, the Company closed the sale of $97.0 million of 3.75% Convertible Senior Notes due 2027 (“Notes”) to Thomas Weisel Partners LLC (“Initial Purchaser”), in a private offering, pursuant to a purchase agreement dated March 28, 2007. A portion of the proceeds from the sale of the Notes was used to retire the $60 million in seller financing incurred in connection with the acquisition of Windstar Cruises as discussed in Note 2.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

“Business Acquisitions and Investments.” The remaining proceeds were to be used for general corporate purposes and future growth of the Company.
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
In connection with the issuance of the Notes, the Initial Purchaser withheld $2.9 million in fees from the proceeds of the offering which amount is classified as debt discount and amortized over a five-year period, the earliest term when the note holders have an option to require the Company to redeem the Notes. The Company also incurred debt offering costs of $0.5 million. Both the debt discount and debt offering costs are being amortized over the five-year period using the effective interest rate method. The unamortized debt discount is included as a component of long-term debt. The unamortized offering costs are included as a component of prepaid costs and other current assets or other assets, respectively, depending on whether the unamortized balance is of a short-term or long-term nature.
Principal payments on the Company’s debt are scheduled to be paid as follows:

Year Ended December 31,
2008	$5,479
2009	4,596
2010	5,807
2011	4,267
2012	101,275
Thereafter	48,118

$169,542

10. Other Income, net
Other income, net includes the following at December 31, 2007, 2006, and 2005 (in thousands):

	December 31,
	2007	2006	2005
Non-compete agreement settlement (Note 2)	$—	$2,750	$—
Insurance proceeds received (Note 12)	1,012	516	—
Foreign currency translation losses	(228)	—	—
Equity in earnings (loss) from unconsolidated entities and management fees	(231)	18	1,049
Impairment loss on investment in affiliates	(165)	—	—
Other income (expense), net	(114)	12	(2)

	$274	$3,296	$1,047

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

11.	Income Taxes

Pretax income (loss) summarized by region is as follows (in thousands):

	December 31,
	2007	2006	2005
Domestic	$(34,708)	$5,307	$4,253
Foreign	10,797	663	—

Total pretax income (loss)	$(23,911)	$5,970	$4,253

The income tax provision (benefit) included in the consolidated statements of operations is as follows (in thousands):

	December 31,
	2007	2006	2005
Current:
Federal	$(316)	$(515)	$416
State	253	122	(577)
Foreign	712	380	—

Total current	649	(13)	(161)

Deferred:
Federal	1,653	644	889
State	820	(208)	383
Foreign	(154)	(80)	—

Total deferred	2,319	356	1,272

Total income tax provision	$2,968	$343	$1,111

The reconciliation of U.S. statutory federal income tax expense to income tax provision (benefit) on income (loss) before income taxes is as follows (in thousands):

	December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Provision (benefit) at the federal statutory rate	$(8,130)	34.0%	$2,089	35.0%	$1,446	34.0%
Change in valuation allowance	14,448	(60.4)	(2,134)	(35.8)	(338)	(8.0)
State income tax, net of federal benefit	(982)	4.1	186	3.1	134	3.2
Tax exempt interest	—	—	(4)	(0.1)	(10)	(0.2)
Rate adjustment	123	(0.5)	(163)	(2.7)	351	8.3
Reserve adjustment	250	(1.1)	367	6.2	(559)	(13.2)
Foreign rate differential	(3,113)	13.0	(34)	(0.6)	—	—
Other permanent and return to provision items	372	(1.5)	36	0.7	87	2.0

	$2,968	(12.4)%	$343	5.8%	$1,111	26.1%

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	2007	2006
Deferred tax assets:
Accrued vacation and compensation	$2,169	$1,666
Unrealized loss on marketable securities	4	40
Intangible assets	1,645	1,117
Allowance for billing reserve	967	527
Unearned premiums	—	68
Loss and loss adjustment expense reserves	199	281
Deferred gain on loss portfolio transfers	—	7
Net operating loss carryforward	19,909	1,304
Other	380	973

Total deferred tax assets	25,273	5,983
Valuation allowance for deferred tax assets	(15,509)	(656)

Total deferred tax assets, net of valuation allowance	9,764	5,327

Deferred tax liabilities:
Deferred policy acquisition costs	—	(115)
Intangibles	(773)	—
Property and equipment	(9,128)	(3,050)
Other	(278)	(259)

Total deferred tax liabilities	(10,179)	(3,424)

Net deferred tax assets	$(415)	$1,903

At December 31, 2007, the Company has federal, state and foreign net operating loss (“NOL”) carryforwards of $58.0 million, $67.8 million and, $1.8 million, respectively. The federal and state NOL carryforwards begin to expire in 2011 and 2008, respectively. The foreign NOL carryforwards do not expire. Utilization of these losses may be subject to an annual limitation due to ownership change constraints set forth in the Internal Revenue Code of 1986 and similar state tax provisions.

The Company has recorded valuation allowances of $15.5 million and $0.7 million at December 31, 2007 and 2006, respectively, due to uncertainty related to the future utilization of certain deferred tax assets. In 2007, the Company increased its valuation allowance related to deferred tax assets by $14.9 million. Included in the $15.5 million valuation allowance established at December 31, 2007 is a $0.5 million valuation allowance established against certain acquired deferred tax assets, as discussed below. Based on all available positive and negative evidence at December 31, 2007, the Company has concluded that the realizability of the net domestic deferred tax assets does not meet the more likely than not threshold under SFAS 109.

As a result of its recent acquisitions, the Company has recorded deferred tax assets and liabilities for temporary basis differences that existed at the time of the acquisitions as well as for purchase accounting reserves that have been established related to these acquisitions. Valuation allowances have been established against certain of these acquired deferred tax assets. Subsequent recognition of these acquired deferred tax assets (i.e., by elimination of that valuation allowance) will be first applied to reduce the remaining balance of non-current intangible assets related to that acquisition until exhausted, and then to reduce income tax expense. At December 31, 2007, $0.5 million of the valuation allowance relates to acquired deferred tax assets.

During 2007, the Company adjusted its federal tax rate from 35% to 34% based on future projected income.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.” FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no adjustment in its balance of unrecognized tax benefits. As of January 1, 2007, the date of adoption, the Company’s unrecognized tax benefits totaled $0.6 million exclusive of associated interest and penalties. Of this total, $0.1 million, if recognized, will reduce non-current intangibles. The remaining unrecognized tax benefits, if recognized, will not affect the effective tax rate due to the valuation allowance recorded against the deferred tax assets.

The following table summarizes the changes to unrecognized tax benefits for the year ended December 31, 2007:

Balance at January 1, 2007	$551
Additions based on tax positions related to the current year	44
Additions based on tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Reduction as a result of lapse of applicable statute of limitations	(18)

Balance at December 31, 2007	$577

The Company expects a $0.1 million decrease to its unrecognized tax benefits within the next 12 months due to the lapse of applicable statute of limitations.

The Company is subject to United States federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2004; state and local income tax examinations before 2003; and foreign income tax examinations before 2003.

Currently the Company is not under Internal Revenue Service, state, local or foreign jurisdiction tax examinations.
The Company’s continuing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in its provision for income taxes. In conjunction with the adoption of FIN 48, the Company recognized $0.2 million for the accrual of interest and penalties on January 1, 2007. In the normal course of business, the Company provides for uncertain tax positions and adjusts its

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

unrecognized tax benefits, including related interest and penalties. During 2007, some adjustments were made to interest and penalties that were not significant. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, amounts accrued will be reduced and $28,000 will be reflected as a reduction of the overall income tax provision and $0.2 million will reduce non-current intangibles.
At December 31, 2007, the Company had net operating loss carryforwards of $58.0 million and $67.8 million for federal and states, respectively, expiring at various dates through 2027. Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the NOL and tax credit carryforwards that can be utilized annually to offset future taxable income. The Company has not completed a study to assess whether a change of control has occurred due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control, utilization of the Company’s NOL and tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the carryforwards before utilization. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

12.	Commitments and Contingencies

Leases

The Company leases office facilities and office equipment under non-cancelable operating leases. Certain of the Company’s leases have escalation clauses. The Company’s obligations under non-cancelable lease commitments end in 2013 and are as follows (in thousands):

Year Ending December 31,:
2008	$2,570
2009	1,659
2010	705
2011	123
2012	14
Thereafter	2

$5,073

Total rent expense for the years ended December 31, 2007, 2006 and 2005 was $2.9 million, $1.8 million and $0.7 million, respectively.

The Company entered into agreements to sublease office facilities in Newport Beach, California and Boston, Massachusetts. Sublease rental income for the years ended December 31, 2007, 2006 and 2005 was $60,000, $105,000 and $247,000, respectively. Included in the sublease income are amounts received from a related party of $60,000, $60,000 and $68,000 for each of the years ended December 31, 2007, 2006 and 2005, respectively.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

Letters of Credit

In the ordinary course of business the Company may from time to time be required to enter into letters of credit related to its insurance programs and for its travel related programs with airlines, travel providers and travel reporting agencies. As of December 31, 2007, the Company has issued $10.7 million in letters of credit related to property and casualty insurance programs which expire at various dates through 2008. As of December 31, 2007, the Company has issued $0.9 million in letters of credit related to cruise business operations which expired at various dates through 2008. As of December 31, 2007, the Company also has issued $0.1 million in letters of credit related to travel and event business operations which expire at various dates through 2008. The Company has a $12.5 million line of credit to support the outstanding letters of credit which is secured by a certificate of deposit in the same amount and is classified as restricted cash as of December 31, 2007.

General Claims

The Company is subject to claims, suits and complaints, which have arisen in the ordinary course of business. In the opinion of management and its legal counsel, all matters are without merit or are of such a nature, or involve such amounts as would not have a material effect on the financial position, cash flows or results of operations of the Company.

Surety Bonds

The Company is often required to provide surety bonds to secure its performance under construction contracts, development agreements and other arrangements. The Company’s ability to obtain surety bonds primarily depends upon its capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. As of December 31, 2007, the Company maintained surety bonds amounting to $0.3 million related to its marine segment.

The Federal Maritime Commission regulates passenger ships with 50 or more passenger berths departing from U.S. ports and requires that operators post surety bonds to be used in the event the operator fails to provide cruise services, or otherwise satisfy certain financial standards. The Company has secured a $15.0 million surety bond as security under the Federal Maritime Commission.

Ship Incidents

On May 14, 2007, the Empress of the North ran aground in Southeast Alaska. No passengers or crew were injured during the incident. The ship was in drydock for damage inspection and repairs for approximately seven initial weeks. In September 2007, the ship re-entered drydock for additional repairs for a total of four additional non-consecutive weeks. The ship ended her season on October 27, 2007 to enter her scheduled drydock lay up period early in order to complete work on her propulsion system. The Queen of the West assumed operation of the remaining published itineraries of the Empress of the North. As of December 31, 2007, the Company recorded in cruise operating expenses $6.1 million in costs associated with additional ship repairs, passenger relocation and crew expenses incurred as a result of the incident. These expenses were offset by insurance recoveries received of $4.3 million. As of December 31, 2007, the impact of this incident was $8.1 million. The Company is in the process of seeking additional insurance related recoveries from the grounding; however, due to the uncertainty regarding the claims no additional amounts were recorded as expected to be received as of December 31, 2007.
On March 24, 2006, the Empress of the North ran aground in Washougal, Washington. No passengers or crew were injured during the grounding. The ship was in drydock for damage inspection and repairs for approximately four weeks. The ship was released and began operations on April 16, 2006. As of December 31,

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

2006, the Company recorded in cruise operating expenses $2.7 million in costs associated with ship repairs, passenger relocation and crew expenses incurred as a result of the grounding. These expenses were partially offset by insurance recoveries of $1.7 million received in the second quarter of 2006. In addition, the Company received $0.5 million related to insurance recoveries under its business interruption insurance which is recorded in other income for the year ended December 31, 2006.

On October 20, 2006, approximately 20 passengers of the Mississippi Queen became sick with a stomach illness which was later determined to be a case of Norovirus. The cruise stopped sailing two days earlier than originally scheduled in order to inspect and clean the ship. The ship was released and began operations for the next scheduled cruise on October 25, 2006 and again stopped operation on October 27, 2006 due to the same Norovirus on additional passengers. The Company cancelled two additional weeks of cruise sailings in order to further inspect and clean the ship. As of December 31, 2006, the Company estimated that these interruptions and cancellations had a negative impact to its financial results of $3.0 million, consisting of lost passenger ticket revenue and costs associated with ship cleaning, passenger relocation and crew expenses. The Company received $0.7 million related to insurance recoveries under its business interruption insurance which is recorded in other income for the year ended December 31, 2007.

Legal Proceedings

The Office of the Attorney General for the State of Florida is conducting a review of the Company’s fuel supplement implemented in the fourth quarter of 2007 on Majestic America Line and Windstar Cruises brands. In addition, the Company has been informed that the same office is conducting an investigation to determine whether there is or has been a violation of state or federal anti-trust laws in connection with the setting by the Company and other cruise line operators of the Company’s and their respective fuel supplements. The Company is cooperating with the Attorney General’s office in connection with this review and investigation. The Company is not able at this time to estimate the impact of this review and investigation on the Company.

In February 2008, three purported class action lawsuits were filed in the United States District Court for the Southern District of Florida. The lawsuits allege, among other things, that the Company, other cruise lines and a trade association violated federal anti-trust laws or state deceptive and unfair trade practices laws by conspiring to fix the prices of the fuel supplements announced by the various cruise lines or misleading consumers as to the relationship between each cruise line’s fuel costs and the fuel supplements it is charging its customers. The Company is not able at this time to estimate the impact of this proceeding on the Company.

On February 26, 2008, the Company and several of its subsidiaries were named in a complaint by David Giersdorf, the former President of ACG in the Superior Court of Washington for King County. Mr. Giersdorf has alleged, based on verbal agreements, he was improperly terminated and has claimed damages which appear to be in excess of $70.0 million. Mr. Giersdorf’s claims, include the following: (i) he left a tenured position with Holland America Line (HAL), which well-positioned him to be the President of HAL earning a multi-million dollar annual salary until retirement; (ii) he was denied the opportunity to vest in 87,500 option shares and 30,000 restricted stock grants, which should be valued at a $47 per share stock price; (iii) his assistance in acquiring Windstar and his work in the transition of its vendors and employees entitles him to approximately $54.0 million; (iv) he is owed compensation for future acquisitions; and (v) he is owed sums for reputation and emotional damage. The Company believes all of Mr. Giersdorf’s claims lack merit and will defend them vigorously, but are not able at this time to estimate the outcome of this proceeding.

13.	Stock Plans

The Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) during 1995 and amended and restated the 1995 Plan in 1998, 1999 and 2002. In 2005, the Company adopted the 2005 Incentive Award Plan (the “2005 Plan”) and amended and restated the 2005 Plan in 2007. Both the 1995 Plan and the 2005 Plan provide for the grant of stock options, awards of restricted stock, performance or other awards or stock

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

appreciation rights to directors, employees and consultants of the Company. The maximum number of shares which may be awarded under the 1995 Plan is 2,200,000 shares. The maximum number of shares which may be awarded under the 2005 Plan is 1,200,000 shares. Under the terms of both the 1995 Plan and the 2005 Plan, options to purchase shares of the Company’s common stock are granted at a price set by the Compensation Committee of the Board of Directors, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards. Vested options may be exercised for a period up to ten years from the grant date, as long as option holders remain employed by the Company. As of December 31, 2007, the Company had 600,882 shares available for grant under its equity compensation plans.

Stock option transactions are summarized as follows:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Balance, December 31, 2004	1,205,305	$9.20
Granted	301,000	13.81
Forfeited	(2,066)	10.15
Exercised	(275,634)	5.79

Balance, December 31, 2005	1,228,605	11.09
Granted	210,500	24.48
Forfeited	(41,440)	15.44
Exercised	(265,906)	8.10

Balance, December 31, 2006	1,131,759	14.12
Granted	278,000	14.86
Forfeited	(150,075)	17.76
Exercised	(60,626)	10.71

Balance, December 31, 2007	1,199,058	14.01

The total pretax intrinsic value of options exercised in 2007 was $1.2 million. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option. Based on the closing price of our common stock of $14.58 on December 31, 2007, the total pretax intrinsic value of all outstanding options was $0.7 million. The total pretax intrinsic value of exercisable options at December 31, 2007 was $1.6 million.

		Weighted-
	Number of	Average
	Shares	Exercise Price
Options exercisable at:
December 31, 2005	621,757	$9.22
December 31, 2006	556,359	10.93
December 31, 2007	711,308	12.31
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2007:

	Number			Number
	Outstanding	Wtd. Avg.		Exercisable	Wtd. Avg.
	as of	Remaining	Wtd. Avg.	as of	Exercise Price
Range of	December 31,	Contractual	Exercise	December 31,	of Exercisable
Exercise Price	2007	Life	Price	2007	Options
$2.93 - $5.85	16,287	2.1	$5.44	16,287	$5.44
5.85 - 8.78	58,383	3.3	7.73	58,383	7.73
8.78 - 11.70	130,896	3.4	9.36	130,896	9.36
11.70 - 14.63	554,492	5.9	12.83	450,492	12.72
14.63 - 17.55	305,000	9.7	14.89	11,625	15.12
17.55 - 20.48	36,500	6.8	17.97	13,625	17.97
26.33 - 29.25	97,500	8.0	27.94	30,000	27.94

	1,199,058	6.6	14.01	711,308	12.31

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

In addition to the stock options above, in 2005, the Company granted restricted stock awards to certain members of executive management aggregating 80,000 shares, at $13.36 per share, representing the closing price of the shares on the date of grant. The restricted stock fully vests on the third anniversary of the date of grant subject to meeting certain performance goals. In 2006, the Company granted restricted stock awards to certain members of executive management aggregating 55,000 shares, at $27.94 per share, representing the closing price of the shares on the date of grant and 6,000 shares, at $39.03 per share, representing the closing price of the shares on the date of grant. The restricted stock for both dates of grants fully vests on the fourth anniversary of the dates of grants. In addition in 2006, the Company granted restricted stock awards to the board of directors aggregating 8,000 shares, at $27.94 per share, representing the closing price of the shares on the date of grant. The restricted stock fully vested on the first anniversary of the date of grant. In 2007, the Company granted restricted stock awards to certain members of executive management aggregating 95,000 shares, at $14.86 per share, representing the closing price of the shares on the date of grant. The restricted stock fully vests on the fourth anniversary of the date of grant. The Company recorded compensation expense of $0.8 million, $0.8 million, and $0.4 million related to the restricted stock grants for the year ended December 31, 2007, 2006 and 2005, respectively.

14.	Employee Benefit Plan

The Company has a 401(k) Profit-Sharing Plan (the “401(k) Plan”) that employees are eligible to participate in upon six months of service and 21 years of age. Employees may contribute up to 92% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 2007, 2006 and 2005, the Company contributed $11,000, $31,000 and $29,000, respectively, to the 401(k) Plan.

15.	Common Stock Repurchase Plan

In November 1998, the board of directors of the Company authorized the repurchase of the Company’s common stock in the open market or through private transactions, up to $20.0 million in the aggregate. In August 2006, the Company’s board of directors authorized an additional $10.0 million for the repurchase of the Company’s common stock in the open market or through private transactions, providing for an aggregate of $30.0 million. This repurchase program is ongoing and as of December 31, 2007, the Company had repurchased 1,102,650 shares for approximately $14.0 million. In 2007, the Company repurchased 51,150 shares for $1.6 million. The Company made no share repurchases in 2006 or 2005.

16.	Summarized Income Statement Information of Affiliate

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

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

On December 28, 2006, ITI was dissolved and its assets were distributed to its members based on their ownership percentage. Prior to dissolution, the Company accounted for this investment using the equity method as discussed in Note 2. This investment was considered significant to the Company’s fiscal 2005 operations as defined by applicable Securities and Exchange Commission regulations. The following summarizes the audited income statement of the investee for the year ended December 31, 2005 (in thousands):

Year Ended
December 31,
2005
Revenue	$3,781
Operating expenses	1,960

Operating income	1,821
Other income	42

Net income	$1,863

Company’s share of net income	$913

17.	Accumulated Other Comprehensive Income (Loss)

The table below details the components of the accumulated other comprehensive income (loss) (in thousands):

	2007	2006
Unrealized gains (losses) on available-for-sale securities	$8	$(64)
Foreign currency translation gains	1,547	767

Total accumulated other comprehensive income	$1,555	$703

18.	Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options and shares issuable under convertible notes (“Notes). The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The dilutive effect of the Notes is calculated by adding back interest expense and amortization of offering costs, net of taxes, which would not have been incurred assuming conversion. Diluted EPS for the year ended December 31, 2007 does not include the dilutive effect of conversion of the Notes into the Company’s common shares since it would be anti-dilutive.

The table below details the components of the basic and diluted EPS calculations (in thousands, except per share amounts):

	2007	2006	2005
Numerator:
Net (loss) income for basic and diluted earnings per share	$(26,879)	$5,627	$3,142

Denominator:
Weighted-average shares outstanding — basic	10,838	10,668	10,321
Effect of dilutive securities:
Stock options	—	777	276

Notes
Weighted-average shares outstanding — diluted	10,838	11,445	10,597

Earnings (loss) per share:
Basic	$(2.48)	$0.53	$$0.30

Diluted	$(2.48)	$0.49	$0.30

At December 31, 2007 and 2006 there were no stock options outstanding, whereby the exercise price exceeded the Company’s average common stock price. At December 31, 2005, there were 17,000 shares issuable under outstanding stock options where the exercise price exceeded the Company’s average common stock price. For the year ended December 31, 2007, the effects of the common stock equivalent shares have been excluded from the calculation of diluted loss per share because they are anti-dilutive.

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

19.	Business Segments

In January 2007, the Company realigned its business segments into the following four business segments: (i) cruise, which includes the operations of ACG; (ii) marine, which includes the operations of AMG; (iii) travel and events, which includes the operations of Ambassadors; and (iv) corporate and other, which consists of general corporate assets (primarily cash and cash equivalents and investments), the insurance operations of Cypress Re and other activities that are not directly related to the Company’s cruise, marine and travel and events operating segments. As of December 31, 2006, the Company’s business segments were: (i) cruise, (ii) marine, (iii) travel and events, (iv) insurance and (v) corporate and other. As of December 31, 2005, the company’s business segments were: (i) Ambassadors, (ii) Cypress Re and (iii) corporate and other. The financial information for the prior periods have been reclassified into the current year segment presentation.

Selected financial information related to these segments is as follows (in thousands):

			Travel	Corporate
	Cruise	Marine	and Events	and Other	Total
2007:
Revenues	$148,691	$123,221	$14,511	$582	$287,005
Operating income (loss)	(24,045)	8,567	1,467	(6,421)	(20,432)
Depreciation and amortization expense	(9,668)	(963)	(265)	(114)	(11,010)
Interest and dividend income	963	152	486	2,024	3,625
Interest expense	(4,044)	(370)	—	(2,916)	(7,330)
Equity in net loss and management fees received from investments accounted for by the equity method	—	(231)	—	—	(231)
Impairment loss on investment in affiliates	—	—	—	(165)	(165)
Provision (benefit) for income taxes	(2,977)	520	3,657	1,768	2,968
Capital expenditures for property, equipment and intangible assets	(20,019)	(1,290)	(297)	(872)	(22,478)
Goodwill	—	2,906	6,275	—	9,181
Other intangibles, net	8,431	2,721	—	—	11,152
Total assets	251,196	72,979	12,453	39,861	376,489

2006:
Revenues	$75,667	$46,614	$13,143	$8,848	$144,272
Operating income (loss)	2,783	3,567	1,036	(6,120)	1,266
Depreciation and amortization expense	(3,355)	(554)	(283)	(32)	(4,224)
Interest and dividend income	364	—	560	2,899	3,823
Interest expense	(3,349)	(151)	—	—	(3,500)
Equity in net income (loss) and management fees received from investments accounted for by the equity method	—	(246)	264	—	18
Provision (benefit) for income taxes	99	1,330	(242)	(844)	343
Capital expenditures for property, equipment and intangible assets	(3,109)	(293)	(427)	(4)	(3,833)

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

			Travel	Corporate
	Cruise	Marine	and Events	and Other	Total
Goodwill	$—	$2,906	$6,275	$—	$9,181
Other intangibles, net	—	3,409	—	—	3,409
Total assets	126,521	50,500	15,189	63,710	255,920

2005:
Revenues	$—	$758	$14,726	$11,456	$26,940
Operating income (loss)	—	(61)	2,550	(2,365)	124
Depreciation and amortization expense	—	(206)	(997)	(29)	(1,232)
Interest and dividend income	—	—	389	2,664	3,053
Interest expense	—	(5)	—	—	(5)
Equity in net income (loss) and management fees received from investments accounted for by the equity method	—	(113)	1,162	—	1,049
Provision (benefit) for income taxes	—	(72)	1,501	(318)	1,111
Capital expenditures for property, equipment and intangible assets	—	(4,392)	(106)	(42)	(4,540)
Goodwill	—	2,721	6,275	—	8,996
Other intangibles, net	—	—	—	1,325	1,325
Total assets	—	5,947	13,625	115,211	134,783
20.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2007, 2006 and 2005 was as follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2007:
Revenues:
Passenger ticket revenue	$4,843	$41,137	$54,528	$31,288
Onboard and other cruise revenue	359	5,922	5,514	5,100
Marine Revenue	23,484	28,565	31,984	39,188
Travel, incentive and event related	3,524	4,476	3,330	3,181
Net insurance premiums earned	654	168	84	(324)

	32,864	80,268	95,440	78,433

Costs and operating expenses:
Cruise operating expenses	7,001	35,650	41,906	33,695
Cost of marine revenue	19,444	22,007	22,806	29,772
Selling and tour promotion	6,524	6,284	8,008	5,164
General and administrative	11,320	14,283	13,825	17,712
Depreciation and amortization	1,560	3,128	3,234	3,088
Loss and loss adjustment expenses	378	96	49	(136)
Insurance acquisition costs and other operating expenses	337	181	135	(14)

Operating income (loss)	(13,700)	(1,361)	5,477	(10,848)
Other income (expense)	(551)	(549)	(896)	(1,483)
Net income (loss)	$(8,562)	$5,770	$382	$(24,469)

Earnings (loss) per share — basic	$(0.77)	$0.52	$0.03	$(2.26)

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Earnings (loss) per share — diluted	$(0.77)	$0.43	$0.03	$(2.26)

Weighted average outstanding shares—basic	11,089	11,083	11,058	10,824
Weighted average outstanding shares—diluted	11,089	13,349	11,529	10,824

2006:
Revenues:
Passenger ticket revenue	$1,291	$19,179	$30,530	$16,451
Onboard and other cruise revenue	104	2,503	4,485	1,124
Marine Revenue	170	2,250	16,725	27,469
Travel, incentive and event related	4,269	3,108	3,467	2,299
Net insurance premiums earned	2,484	2,536	2,341	1,487

	8,318	29,576	57,548	48,830

Costs and operating expenses:
Cruise operating expenses	2,762	12,338	18,367	15,476
Cost of marine revenue	—	1,082	12,965	20,469
Selling and tour promotion	1,589	2,974	2,714	4,912
General and administrative	4,361	8,199	11,322	10,439
Depreciation and amortization	470	921	1,309	1,524
Loss and loss adjustment expenses	1,365	1,492	1,470	922
Insurance acquisition costs and other operating expenses	1,043	990	891	640

Operating income (loss)	(3,272)	1,580	8,510	(5,552)
Other income (expense)	512	1,047	197	2,948
Net income (loss)	$(1,720)	$1,660	$7,598	$(1,911)

Earnings (loss) per share — basic	$(0.16)	$0.15	$0.69	$(0.17)
Earnings (loss) per share — diluted	$(0.16)	$0.15	$0.66	$(0.17)

Weighted average outstanding shares—basic	10,545	10,898	10,936	11,077
Weighted average outstanding shares—diluted	10,545	11,376	11,490	11,077

2005:
Revenues:
Passenger ticket revenue	$—	$—	$—	$—
Onboard and other cruise revenue	—	—	—	—
Marine Revenue	114	214	221	209
Travel, incentive and event related	5,271	4,518	3,081	1,856
Net insurance premiums earned	2,596	3,096	3,072	2,692

	7,981	7,828	6,374	4,757

Costs and operating expenses:
Cruise operating expenses	—	—	—	—
Cost of marine revenue	—	—	—	—
Selling and tour promotion	842	770	735	797
General and administrative	2,730	3,325	3,156	2,615
Depreciation and amortization	195	102	81	854
Loss and loss adjustment expenses	1,261	1,602	1,699	1,489
Insurance acquisition costs and other operating expenses	1,050	1,195	1,220	1,098

Operating income (loss)	1,903	834	(517)	(2,096)
Other income (expense)	601	1,386	1,213	929
Net income (loss)	$1,519	$1,344	$428	$(149)

Ambassadors International, Inc.
Notes to Consolidated Financial Statements, Continued

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Earnings (loss) per share — basic	$0.15	$0.13	$0.04	$(0.01)
Earnings (loss) per share — diluted	$0.15	$0.13	$0.04	$(0.01)

Weighted average outstanding shares—basic	10,111	10,337	10,407	10,423
Weighted average outstanding shares—diluted	10,473	10,574	10,668	10,423
21.	Subsequent Event (unaudited)

In February 2008, BellPort purchased certain assets related to Anacapa Marine Services, a shipyard business located in Channel Islands Harbor in Oxnard, California, for $0.4 million. The Company completed the acquisition in order to further expand the Company’s shipyard operations.

Ambassadors International, Inc.
Schedule II — Consolidated Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006 and 2005

	Balance at		Deductions,	Balance at
	Beginning		Recoveries	End of
	of Year	Additions	and Write-Offs	Year
December 31, 2007:
Allowance for doubtful accounts receivable	$1,046,283	$1,438,446	$(152,742)	$2,331,987

December 31, 2006:
Allowance for doubtful accounts receivable (A)	$17,363	$1,078,244	$(49,324)	$1,046,283

December 31, 2005:
Allowance for doubtful accounts receivable	$51,922	$36,696	$(71,255)	$17,363

(A)	The additions during the year ended December 31, 2006 include the allowance for doubtful accounts of Bellingham Marine as of the date of acquisition.

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

See Notes to Financial Statements.

Incentive Travel, LLC
Statements of Changes in Members’ Equity
(in thousands)

	Incentive	Ambassadors,
	Travel, Inc.	LLC	Total
Balance at December 31, 2002 (unaudited)	$332	$251	$583

Members’ earnings distributions	(261)	(251)	(512)

Net income	816	784	1,600

Balance at December 31, 2003	887	784	1,671

Members’ earnings distributions	(900)	(864)	(1,764)

Net income	164	158	322

Balance at December 31, 2004 (unaudited)	151	78	229

Members’ earnings distributions	(718)	(691)	(1,409)

Net income	950	913	1,863

Balance at December 31, 2005	$383	$300	$683

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

AMBASSADORS INTERNATIONAL, INC. (Registrant)
Date: March 13, 2008	By:	/s/ Blake T. Barnett
Blake T. Barnett,
Chief Financial Officer

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Joseph J. Ueberroth and Blake T. Barnett, or each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her or in his or her name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Ueberroth Joseph J. Ueberroth	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2008
/s/ Blake T. Barnett Blake T. Barnett	Chief Financial Officer (Principal Financial Officer)	March 13, 2008
/s/ Laura T. Tuthill Laura T. Tuthill	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2008
/s/ Brigitte M. Bren Brigitte M. Bren	Director	March 13, 2008
/s/ James L. Easton James L. Easton	Director	March 13, 2008
/s/ Rafer L. Johnson Rafer L. Johnson	Director	March 13, 2008
/s/ Kevin M. Luebbers Kevin M. Luebbers	Director	March 13, 2008
/s/ Robert P. Mosier Robert P. Mosier	Director	March 13, 2008

Signature	Title	Date
/s/ J. Fife Symington IV J. Fife Symington IV	Director	March 13, 2008
/s/ Peter V. Ueberroth Peter V. Ueberroth	Director	March 13, 2008
/s/ Richard D.C. Whilden Richard D.C. Whilden	Director	March 13, 2008

EXHIBIT INDEX

Exhibit
No.
2.1
Agreement and Plan of Merger, dated February 1, 2005, among Ambassadors International, Inc., BellPort Acquisition Corp. #1, BellPort Acquisition Corp. #2, BellPort Group, Inc. and Paul Penrose, as a company stockholder representative (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 3, 2005)

2.2
Membership Interest Purchase Agreement, dated December 27, 2005, by and among Ambassadors International, Inc., Ambassadors Cruise Group, LLC and Oregon Rail Holdings LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 28, 2005)

2.3
Amendment No. 1 to Membership Interest Purchase Agreement by and among Ambassadors International, Inc., Ambassadors Cruise Group, LLC and Oregon Rail Holdings LLC dated January 13, 2006 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on January 13, 2006)

2.4
Asset Purchase Agreement, dated April 6, 2006, by and among Ambassadors Cruise Group, LLC, Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC and Mississippi Queen Steamboat, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 7, 2006)

2.5
Stock Purchase Agreement, dated July 21, 2006, by and among Ambassadors Marine Group, LLC, Nishida Tekko Corporation, Nishida Tekko America Corporation and BMI Acquisition Company (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 26, 2006)

2.6
Stock Purchase Agreement, dated February 21, 2007, by and among Ambassadors International Cruise Group, LLC and HAL Antillen N.V. and certain exhibits listed therein including: First Preferred Mortgages, Pledge Agreement, Security Agreement, Buyer Note, Deeds of Covenants, Subsidiary Guarantee and Parent Guarantee (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed April 2, 2007).

3.1	Certificate of Incorporation of Ambassadors International, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 33-93586))

3.2	By-Laws of Ambassadors International, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (Registration No. 33-93586))

3.3	Amendment to the Certificate of Incorporation of Ambassadors International, Inc. (incorporated by reference to Appendix A of our definitive proxy statement filed on April 18, 2007

4.1
Registration Rights Agreement dated March 28, 2007 by and between Ambassadors International, Inc. and Thomas Weisel Partners (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 3, 2007)

4.2
Indenture dated as of April 3, 2007 between Ambassadors International, Inc. and Wells Fargo Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 3, 2007)

4.3
Form of Global Note (incorporated by reference to the Indenture dated as of April 3, 2007 between Ambassadors International, Inc. and Wells Fargo Bank National Association filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 3, 2007)

4.4
Purchase Agreement dated March 28, 2007 by and between Ambassadors International, Inc. and Thomas Weisel Partners (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 3, 2007)

10.1
Form of Registration Rights Agreement among the Company, John and Peter Ueberroth, and certain other stockholders (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (Registration No. 33-93586))

10.2	Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2006)

Exhibit
No.
10.3	Lease dated December 20, 1996 between Rogal America, Inc. and Ark-Les Corp. (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.4
Industrial Lease dated 1998 between Ambassadors International, Inc. and The Irvine Company (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.5
The Atlanta Merchandise Mart Lease Agreement dated April 17, 1998 by and between AMC, Inc. and Destination, Inc. (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the period ended June 30, 1998)

10.6
Lease dated July 24, 1998 by and between the Joseph Pell and Eda Pell Revocable Trust dated August 19, 1989 and Ambassador Performance Group, Inc. (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.7
The Amended and Restated 1995 Equity Participation Plan of Ambassador International, Inc., as amended by the Company’s Shareholders at the 1999 Annual Meeting of Shareholders held on May 14, 1999 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (Registration No. 333-81023))

10.8
First Amendment to Commercial Lease dated September 7, 2004 by and between The Irvine Company and Ambassadors, LLC (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.9
Option Agreement, dated February 1, 2005, by and between Ambassadors International, Inc. and BellJa Holding Company, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2005)

10.10
Third Amendment to Lease Agreement, dated April 29, 2005, by and between Ambassadors, LLC and AmericasMart Real Estate, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 4, 2005)

10.11
Form of the Ambassadors International, Inc. 2005 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-104280) filed on November 2, 2005)

10.12
Form of the Ambassadors International, Inc. 2005 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-104280) filed on November 2, 2005)

10.13
Restricted Stock Agreement, dated December 27, 2005, between Ambassadors International, Inc. and ORC Investments I, Inc., ORC Holdings, Inc. and C.G. Grefenstette, E.C. Johnson and Bruce I. Crocker, Trustees Under a Trust dated August 28, 1968 for Henry L. Hillman, Jr. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the period ended December 31, 2005)

10.14
Assumption Agreement and 2006 Supplement to Trust Indenture, dated April 25, 2006, by and among AQ Boat, LLC, the Bank of New York as indenture trustee, and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 28, 2006)

10.15
Amended and Restated 2006 Security Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 28, 2006)

10.16
Title XI Reserve Fund and Financial Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 28, 2006)

10.17	Depository Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States

Exhibit
No.

of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 28, 2006)

10.18
Restricted Stock Agreement, dated April 25, 2006, by and among Ambassadors International, Inc., Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC and Mississippi Queen Steamboat, LLC (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 28, 2006)

10.19
Option Agreement, dated July 21, 2006, by and between Ambassadors Marine Group, LLC and Nishida Tekko Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2006)

10.20
Loan Agreement, dated as of September 1, 2006, by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2006)

10.21
Employment Agreement, dated November 2, 2006, between Ambassadors International, Inc. and Joseph J. Ueberroth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006)*

10.22	The Ambassadors International, Inc. Amended and Restated 2005 Incentive Award Plan (incorporated by reference to Appendix B to our definitive proxy statement filed on Schedule 14A on April 18, 2007)

10.23
Amendment No. 1, dated as of March 27, 2007, to Loan Agreement dated as of September 1, 2006 by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on , 2007)

10.24
Amendment No. 2 dated as of November 16, 2007, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 20, 2007)

10.25
Change in Control Agreement dated as of January 14, 2008, by and between Ambassadors International, Inc., and Blake T. Barnett (incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 17, 2008)*

21.1	Subsidiaries of Ambassadors International, Inc. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.1	Power of Attorney (contained on the signature page of this Report)

31.1
Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Required by 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Required by 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.