Form 10-Q
period 2008-03-31
AMBASSADORS INTERNATIONAL INC
filed 2008-05-07
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
The number of shares of the registrant’s Common Stock outstanding as of April 29, 2008 was 11,141,067.

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Ambassadors International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$17,292	$21,998
Restricted cash	32,528	31,084
Available-for-sale securities	2,396	2,514
Accounts and other receivables, net of allowance of $2,436 at March 31, 2008 and $2,332 at December 31, 2007	34,585	40,798
Costs in excess of billings on construction contracts	9,236	8,410
Premiums receivable	8,493	10,188
Reinsurance recoverable	660	1,148
Inventory	6,592	5,751
Deferred income taxes, net	1,244	1,262
Prepaid costs and other current assets	12,009	8,530

Total current assets	125,035	131,683
Property, vessels and equipment, net	220,804	219,793
Goodwill	9,181	9,181
Other intangibles, net	10,008	11,152
Other assets	4,474	4,680

Total assets	$369,502	$376,489

Liabilities:
Current liabilities:
Accounts payable	$31,298	$36,564
Passenger and participant deposits	61,002	47,067
Accrued expenses	14,663	16,175
Billings in excess of costs on construction contracts	14,418	13,108
Loss and loss adjustment expense reserves	5,089	6,674
Current portion of long term debt	4,587	5,479

Total current liabilities	131,057	125,067
Long term debt, net of current portion and net of discount of $2,335 and $2,479, respectively	159,604	161,584
Long term deferred tax liabilities	1,635	1,676
Long term passenger and participant deposits	305	35

Total liabilities	292,601	288,362

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 10,891,067 and 10,888,655 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	108	108
Additional paid-in capital	98,057	97,634
Accumulated deficit	(23,147)	(11,170)
Accumulated other comprehensive income	1,883	1,555

Total stockholders’ equity	76,901	88,127

Total liabilities and stockholders’ equity	$369,502	$376,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months
	Ended March 31,
	2008	2007
	(unaudited)
Revenues:
Passenger ticket revenue	$18,783	$4,843
Onboard and other cruise revenue	4,974	359
Marine revenue	29,352	23,484
Travel, incentive and event related	3,726	3,524
Net insurance premiums earned	5	654

	56,840	32,864

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	4,611	1,812
Passenger expenses	1,380	759
Materials and services	9,875	3,035
Repairs and maintenance	2,229	317
Commissions and other cruise operating expenses	2,506	1,078

	20,601	7,001
Cost of marine revenue	22,545	19,444
Selling and tour promotion	6,416	6,524
General and administrative	14,999	11,320
Depreciation and amortization	3,476	1,560
Loss and loss adjustment expenses, insurance acquisition costs and other operating expenses	97	715

	68,134	46,564

Operating loss	(11,294)	(13,700)

Other income (expense):
Interest and dividend income	467	692
Interest expense	(2,073)	(1,005)
Realized gains (losses) on sale of available-for-sale securities, net	—	(48)
Other, net	817	(190)

	(789)	(551)

Loss before benefit for income taxes	(12,083)	(14,251)
Benefit for income taxes	(106)	(5,689)

Net loss	$(11,977)	$(8,562)

Earnings (loss) per share:
Basic	$(1.10)	$(0.77)
Diluted	$(1.10)	$(0.77)

Weighted-average common shares outstanding:
Basic	10,890	11,089
Diluted	10,890	11,089

Dividends per common share	$—	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(11,977)	$(8,562)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,476	1,560
Amortization of debt discount and offering costs	166	—
Share-based compensation and amortization	402	537
Undistributed loss (earnings) from equity investments	41	(553)
Deferred income taxes	(24)	(40)
Loss on sale of available-for-sale securities	—	48
Foreign currency translation	337	244
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts and other receivables	6,213	(1,362)
Costs in excess of billings on construction contracts	(826)	(808)
Premiums receivable	1,695	1,567
Deferred policy acquisition costs	—	239
Reinsurance recoverable	488	524
Prepaid insurance premiums	—	182
Inventory	(841)	(368)
Prepaid costs and other current assets	(3,501)	(9,383)
Other assets	159	148
Accounts payable and accrued expenses	(6,254)	(1,188)
Passenger and participant deposits	14,205	24,944
Billings in excess of costs on construction contracts	1,310	3,428
Loss and loss adjustment expense reserves	(1,585)	(1,792)
Unearned premiums	—	(886)
Deferred gain on retroactive insurance	—	(12)

Net cash provided by operating activities	3,484	8,467

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	200	30,534
Purchase of available-for-sale securities	(91)	(183)
Restricted cash	(2,341)	(12,607)
Purchase of property, vessels and equipment	(3,414)	(5,782)

Net cash provided by (used in) investing activities	(5,646)	11,962

Cash flows from financing activities:
Proceeds from exercise of stock options	21	55
Common stock dividends paid	—	(1,084)
Payments on long term debt	(2,565)	(1,670)

Net cash used in financing activities	(2,544)	(2,699)

Net increase (decrease) in cash and cash equivalents	(4,706)	17,730
Cash and cash equivalents, beginning of period	21,998	8,246

Cash and cash equivalents, end of period	$17,292	$25,976

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

The Company operates in the following four business segments: (i) cruise, which includes the operations of ACG, (ii) marine, which includes the operations of AMG, (iii) travel and events, which includes the operations of Ambassadors, and (iv) corporate and other, which consists of general corporate assets (primarily cash and cash equivalents and investments), the operations of Cypress Re and other activities which are not directly related to the Company’s cruise, marine and travel and events operating segments.

The following further describes the operations of the Company’s business segments:
•	Cruise – This segment operates Majestic America Line and Windstar Cruises brands within ACG. Majestic America Line is a domestic provider of overnight passenger cruises along inland rivers and coastal waterways of North America. The Company acquired seven U.S.-flagged cruise ships under the Majestic America Line brand, including the 223-passenger Empress of the North, the 142-passenger Queen of the West, the 436-passenger American Queen®, the 412-passenger Mississippi Queen®, the 176-passenger Delta Queen®, the 48-passenger Contessa, and the 150-passenger Columbia Queen. The Company acquired its U.S. cruise operations through a series of acquisitions. In January 2006, ACG acquired American West Steamboat Company, LLC (“American West”), a cruise company that offers cruises through Alaska’s Inside Passage and on the Columbia and Snake rivers. In April 2006, the Company acquired the cruise-related assets of Delta Queen Steamboat Company, Inc. (“Delta Queen”). On April 2, 2007, ACG, through its wholly-owned subsidiary, AICG, acquired Windstar Cruises, an international-flagged small ship cruise line that operates a three-ship fleet that includes the 312-passenger Wind Surf, 148-passenger Wind Spirit, and 148-passenger Wind Star.

The 2008 cruise schedule includes cruises through Alaska’s Inside Passage onboard the Empress of the North, and on the Columbia and Snake Rivers onboard the Empress of the North, Columbia Queen and Queen of the West. The Company also offers historical cruises onboard the American Queen®, Delta Queen® and Mississippi Queen® on many American rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas Rivers, with stops at many American historic cities, battle grounds and estates, including New Orleans, Memphis and St. Louis. Each of the Company’s cruises offers an onboard historian and naturalist and shore excursions to enhance passengers’ understanding of the wildlife, history and cultures of the areas traveled. The Company’s 2008 cruise schedule also includes destinations in the Greek Isles, Caribbean Islands and Costa Rica and cruises on the Mediterranean, the Adriatic, and the Panama Canal on one of the three Windstar Cruises ships.

•	Marine – This segment includes marina design, manufacturing and construction services. The Company also offers marine operations, shipyard services, management and consulting services to marina owners. The Company’s marine operations primarily consist of Bellingham Marine Industries, Inc. (“Bellingham Marine”) acquired on July 21, 2006 and BellPort Group, Inc. (“BellPort”), acquired in February 2005. Bellingham Marine is a global marina builder, providing design and construction services to marina owners throughout the world. The Company’s marine business’ customer base is widespread and geographically diverse, and includes corporations, government agencies and private individuals. In February 2008, in order to further expand the Company’s shipyard operations, BellPort purchased certain assets related to Anacapa Marine Services, a shipyard business located in Channel Islands Harbor in Oxnard, California, for $0.4 million.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
•	Travel and Events – Operating under the Ambassadors, LLC brand, this segment develops, markets, and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. It provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. It also develops, markets, and distributes event portfolio management technology solutions for corporations and large associations.

•	Corporate and Other – This segment consists of general corporate assets (primarily cash and cash equivalents and investments), the operations of Cypress Re and other activities which are not directly related to the Company’s cruise, marine or travel and events segments. Cypress Re reinsures property and casualty risks written by licensed United States insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.
Seasonality

The Company’s businesses are seasonal. Prior to 2006, the majority of the Company’s operating results were recognized in the first and second quarters of each fiscal year, which corresponds to the busy season for the Company’s travel and events services. As a result of the acquisitions within the Company’s cruise segment and the size of its cruise operations in relation to its overall operations, since 2006, a majority of the Company’s operating results have been recognized in the second and third quarters of each fiscal year, which coincides with the cruising season.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future periods.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain reclassifications have been made to the 2007 condensed consolidated financial statements to conform to the 2008 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurements

Effective January 1, 2008, the Company implemented the requirements of SFAS No. 157, Fair Value Measurements (‘‘SFAS No. 157’’) for its financial assets and liabilities. SFAS No. 157 refines the definition of fair value, expands disclosure requirements about fair value measurements and establishes specific requirements as well as guidelines for a consistent framework to measure fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Further, SFAS No. 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:
•	Level 1 – quoted prices for identical instruments in active markets;

•	Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The Company measures fair value using a set of standardized procedures that are outlined herein for all financial assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In some instances where a market price may be available, but in an inactive or over-the-counter market where significant fluctuations in pricing could occur, the Company would consistently choose the dealer (market maker) pricing estimate and classify the financial asset or liability in Level 2.

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, etc. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, a financial asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal models and techniques used by the Company include discounted cash flow and Black-Scholes-Merton option valuation models. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

On February 12, 2008, the FASB amended the implementation of SFAS No. 157 related to non-financial assets and liabilities until fiscal periods beginning after November 15, 2008. As a result, the Company has not applied the above fair value procedures to its goodwill and long-lived asset impairment analyses during the current period. The Company believes that the adoption of SFAS No. 157 for non-financial assets and liabilities will not have a material impact on its consolidated financial position or results of operations upon implementation for fiscal periods beginning after November 15, 2008.

The following table illustrates the Company’s fair value measurements of its financial assets and liabilities as classified in the fair value hierarchy, associated unrealized and realized gains and losses, as well as purchases, sales, issuances, settlements (net) or transfers out of a Level 1 classification. Realized gains and losses are recorded in other income, net on the Company’s consolidated statement of operations (in thousands):

Change in
	Fair Value	Fair Value	Unrealized	Realized
Fair Value Hierarchy	March 31, 2008	December 31, 2007	Gain/(Loss)(1)	Gain/(Loss)(1)

Level 1	$2,396	$2,514	$1	$—

Level 2	—	—	—	—

Level 3	—	—	—	—

(1)	Settlements (net) or transfers out of Level I during the three months ended March 31, 2008 amounted to $119.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
Restricted Cash

The Company’s cruise passenger deposits are primarily received through credit card transactions. At December 31, 2007, the Company had $17.1 million of restricted cash held by banks in cash equivalents and a certificate of deposit in order to secure its processing of passenger deposits through credit cards. The restricted amounts were negotiated between the Company and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period. At March 31, 2008, the total amount of restricted cash held by banks was $19.4 million.

On March 27, 2007, the Company amended its credit facility with a bank to reduce its revolving line of credit from $20.0 million to $12.5 million and established a $12.5 million certificate of deposit with the bank to secure its outstanding letters of credit. The certificate amount was based on the Company’s current letters of credit then outstanding.

As of March 31, 2008 and December 31, 2007, the Company also had $0.6 million and $1.5 million, respectively, included in restricted cash representing principal and interest payments made to a depository account which was used to pay bondholders of certain of the Company’s vessel debt in August 2008 as required under the loan agreement.

Revenue Recognition

The Company recognizes revenue in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” The Company recognizes revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectibility is reasonably assured and delivery has occurred.

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

Marine Revenue

The Company recognizes revenue for marine and related services, and shipyard related revenue in accordance with the American Institute of Certified Public Accountants Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Production-Type Contracts.”

Revenues from fixed-price marine construction contracts are recognized on the percentage-of-completion method, whereby a portion of the contract revenue, based on contract costs incurred to date compared with total estimated costs at completion (based on Company’s estimates), is recognized as revenue each period. Revenues from cost-plus contracts are recognized on the basis of costs incurred, plus the fee earned. Estimates of fees earned are based on negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned. Each of these methods approximates percentage of completion revenue recognition based on contract costs incurred to date compared with total estimated costs at completion. The Company uses the completed contract method for shipyard related contracts for which reasonably dependable estimates cannot be made.

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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
The Company follows these revenue recognition methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can generally be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time, or satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses on contracts may need to be recognized. On a regular basis, the Company reviews contract performance, costs incurred, and estimated costs to complete. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revisions become known. Provisions for anticipated losses on contracts are reflected in income in the period in which the loss becomes known.

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

The Company recognizes revenue from hotel reservation, registration and related travel services when the convention operates. Revenue from the sale of merchandise is recognized when the merchandise is shipped, the service has been provided or when the redemption periods have expired. The Company defers revenue from prepaid, certificate-based merchandise incentive programs until the Company’s obligations are fulfilled or upon management’s estimates (based upon historical trends) that it is remote that the certificate will be redeemed. These revenues are reported on a net basis, reflecting the net effect of gross billings to the client less any direct program or merchandise costs.

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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
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

The Company performs reviews for the impairment of property, vessels and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property, vessels and equipment are sold or retired, the Company removes the related cost and accumulated depreciation from the accounts and recognizes any gain or loss in the statement of operations. Judgments and estimates made related to property, vessels and equipment are affected by factors such as economic conditions, changes in resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets.

Long-lived Assets including Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company’s management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and the Company’s strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. The Company uses a discounted cash flow model to estimate the fair market value of each of its reporting units when it tests goodwill for impairment. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill was allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with finite lives are tested for impairment using an undiscounted cash flow model. The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The majority of the Company’s intangible assets were assigned lives based on contract values associated with each intangible asset. The Company amortizes its acquired intangible assets with finite lives over a period ranging from five to 20 years. No impairment charges were recorded for the periods ended March 31, 2008 and 2007, respectively.

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

Drydocking

The Company capitalizes drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock. The Company believes that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid and other current assets and in long term assets in the accompanying balance sheet and are amortized over the cruising season between scheduled drydockings. As of March 31, 2008, the Company had approximately $3.4 million in unamortized drydock costs that related to the 2008 season and beyond, of which, approximately $2.6 million is included in prepaid costs and other current assets and approximately $0.8 million is included in other long term assets in the accompanying balance sheet and will be amortized over the period to the next scheduled drydock.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
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

The following table details the stock-based compensation costs included in general and administrative expense (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Compensation cost related to stock options	$202	$214
Compensation cost related to restricted stock	200	323

Total stock-based compensation costs	$402	$537

As of March 31, 2008, total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the stock option plans expected for the remainder of 2008 and in future years through 2011, respectively, were approximately $0.5 million and $0.4 million. This expected cost does not include the impact of any future stock-based compensation awards. During the quarter ended March 31, 2008 and 2007, there were no grants of stock options or restricted stock.

Dividends Declared

On September 2, 2003, the Company’s board of directors authorized a new dividend policy of paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The Company and its board of directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future. Subsequent to the dividend declared in May 2007, the Company’s board of directors did not approve any additional dividends for 2007 or for the first quarter of 2008.

The following dividends were declared in 2007 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
March 12, 2007	March 19, 2007	$1,084
May 21, 2007	May 31, 2007	1,084
Recent Accounting Pronouncements

The FASB issued a FSP APB14-a, an interpretation of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The proposed FSP would require an issuer of convertible debt instruments commonly referred to as Instruments B and C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” and any other convertible instruments that allow for settlement in any combination of cash and shares at the issuer’s option to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The proposed effective date for the FSP is for fiscal years beginning after December 15, 2008 and does not permit early application. However, the proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The Company has not yet completed its evaluation of the potential impact of adopting this proposed FSP, if issued in final form but anticipates a material increase to interest expense beginning in 2009 when it adopts the FSP in its final form.

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating SFAS No. 141(R) and has not yet determined the impact the adoption will have on its consolidated financial statements.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective on a prospective basis for business combinations that occur in fiscal years beginning after December 15, 2008. The Company anticipates the adoption of SFAS No. 160 will not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, specifically how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company anticipates the adoption of SFAS No. 161 will not have a material impact on its consolidated financial statements.

2.	Business Acquisitions and Investments

BellPort has a 50% ownership interest in Deer Harbor WI, LLC (“DHWI”). DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. The Company recorded its proportional share of its losses from DHWI of approximately $41,000 and $51,000 for the three months ended March 31, 2008 and March 31, 2007, respectively, which are included in other income, net. As of March 31, 2008 and December 31, 2007, BellPort had a note receivable from DHWI for approximately $1.9 million and $1.9 million, respectively, that is classified in other assets in the accompanying balance sheet. The note is secured by a deed of trust on property and bears interest at a variable rate equal to the London Interbank Offered Rate plus 2.75% per year, adjusted annually. As of December 31, 2007, the interest rate was 8.06%. All unpaid principal and accrued and unpaid interest is due no later than November 30, 2011. The Company accounts for its investment in DHWI on the equity method. At March 31, 2008 and December 31, 2007, the other investments represented $1.4 million and $1.4 million, respectively.

In order to expand its cruise offerings to include international cruise offerings, on April 2, 2007, the Company, through its wholly-owned subsidiary AICG, completed its acquisition of all of the issued and outstanding shares of Windstar Cruises from HAL Antillen N.V., a unit of Carnival Corporation, plc. Under the terms of the purchase agreement, the Company paid approximately $11.3 million in cash, $60 million in seller financing and assumed approximately $28.5 million in liabilities. The $60 million in seller financing was payable over ten years at 7% and was collateralized by each of the three Windstar Cruises’ ships.

The Windstar Cruises purchase price was approximately $72.1 million. The following table summarizes the components of the Windstar Cruises purchase price (in thousands):

Cash consideration	$11,289
Seller financing	60,000
Acquisition costs incurred	802

Purchase price	$72,091

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
In accordance with SFAS No. 141, “Business Combinations,” the acquisition has been accounted for under the purchase method of accounting. The estimates of fair value of the assets acquired and liabilities assumed are based on management’s estimates. The following table summarizes the final estimated fair value of net assets acquired (in thousands):

Cash and cash equivalents	$1,137
Accounts receivable	5
Prepaid and other current assets	811
Inventory	965
Vessels and equipment	90,825
Intangible assets	7,282

Total assets acquired	101,025

Passenger deposits	(22,966)
Accounts payable and accrued and other expenses	(5,995)
Long term debt	(60,000)

Total liabilities assumed	(88,961)

Net assets acquired	$12,064

On April 18, 2007, the Company paid off $60 million in seller financing and accrued interest of $0.1 million using proceeds from its convertible senior notes offering discussed in Note 6 “Long term obligations.”

The following unaudited pro forma information presents the Company’s summarized results of operations for the three months ended March 31, 2007 as if the acquisition of Windstar Cruises had occurred as of January 1, 2007 instead of April 2, 2007 (in thousands, except per share data):

		Pro Forma
		Windstar	Pro Forma
	As Reported	Cruises	Combined
Revenues	$32,864	$17,463	$50,327

Net (loss) income	$(8,562)	$1,080	$(7,482)

Loss per share – basic	$(0.77)		$(0.67)

Loss per share – diluted	$(0.77)		$(0.67)

3.	Reinsurance

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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
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

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As of March 31, 2008, there were no balances in unearned premium reserves, deferred policy acquisition costs or ceded prepaid reinsurance premiums.

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. As of March 31, 2008, the deferred gain on retroactive reinsurance was fully amortized and Cypress Re recognized in income $11,000 of the previously deferred gain on March 31, 2007.

As of March 31, 2008, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves of $1.2 million, $0.2 million and $1.6 million, respectively, related to retroactive reinsurance were recorded on the Company’s balance sheet. The March 31, 2008 loss and loss adjustment expense reserves balance includes $1.3 million for incurred but not reported claims.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable at March 31, 2008 consists of funds held in trust by the ceding company of approximately $8.1 million and deferred and not yet due premiums from the ceding company of approximately $0.4 million. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.

As of March 31, 2008, reinsurance recoverable and prepaid reinsurance premiums of $0.7 million and zero, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or non-performance is limited to these amounts.

The effect of reinsurance on premiums written and earned for the three months ended March 31, 2008 was as follows (in thousands):

	Three Months Ended
	March 31, 2008
	Written	Earned
Assumed	$5	$5
Ceded	—	—

Net premiums	$5	$5

As of March 31, 2008, the Company had issued approximately $10.7 million in letters of credit related to property and casualty insurance programs that expire at various dates through 2008.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
4.	Inventory

The Company maintains inventory of marine construction materials, fuel, supplies, souvenirs and food and beverage products. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008	December 31, 2007
Marine construction materials	$2,892	$2,630
Food, souvenirs and supplies	2,477	2,390
Fuel	1,223	731

	$6,592	$5,751

5.	Prepaid costs and other current assets

The components of prepaid costs and other current assets as of March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008	December 31, 2007
Current portion of prepaid drydocking costs	$2,609	$997
Income tax receivable	2,515	2,385
Prepaid program and tour costs	2,035	1,064
Current portion of prepaid offering costs	75	78
Other prepaid costs and other current assets	4,775	4,006

	$12,009	$8,530

6.	Long term obligations

Long term obligations as of March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008	December 31, 2007
Loans secured by ship mortgages at fixed rates varying from 2.3% to 6.5% due through July 2028	$67,628	$69,743
Secured note payable to bank at a fixed interest rate of 8.245%, due May 2010	1,642	1,656
Amounts outstanding under $2.1 million secured line of credit with an Australian bank	—	877
Loans outstanding with New Zealand banks	40	50
3.75% Convertible Senior Notes, net of unamortized discount and offering costs of $2,335 and $2,479, respectively	94,665	94,521
Equipment leases	216	217

	164,191	167,063
Less: current portion	4,587	5,479

Non-current portion	$159,604	$161,584

At March 31, 2008 and December 31, 2007, the Company’s cash-secured revolving credit facility with a bank in the amount of $12.5 million and $12.5 million respectively, had no balances outstanding at the end of each of the respective periods.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
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
Bellingham Marine Debt
Bellingham Marine has a note payable to a bank with a balance of $1.6 million at March 31, 2008, secured by property, payable in monthly installments of $16,000 including interest at a fixed rate of 8.245%, subject to certain limitations and various financial covenants, due May 10, 2010. As of March 31, 2008, the Company was in compliance with the financial covenants.
Bellingham Marine’s international operations have a $2.1 million line of credit for its Australian subsidiary with National Australia Bank Limited. Interest is payable monthly at an annual adjustable rate that is adjusted quarterly and is collateralized by substantially all of the subsidiary’s assets, including any uncalled or unpaid capital. The interest rate at March 31, 2008 was 8.1%. As of March 31, 2008, the balance on the line of credit was zero. Bellingham Marine’s New Zealand operations have two bank loans at an average interest rate of 11.3% and outstanding amounts totaling $40,000. In addition, the international operations have equipment leases with balances of $216,000 and $217,000 at March 31, 2008 and December 31, 2007, respectively, secured by the respective equipment payable in monthly installments aggregating $3,200, including interest, through July 2012.
3.75% Convertible Senior Notes
On April 3, 2007, the Company closed the sale of $97.0 million of 3.75% Convertible Senior Notes due 2027 (“Notes”) to Thomas Weisel Partners LLC (“Initial Purchaser”), in a private offering, pursuant to a purchase agreement dated March 28, 2007. A portion of the proceeds from the sale of the Notes was used to retire the $60 million in seller financing incurred in connection with the acquisition of Windstar Cruises as discussed in Note 2 “Business Acquisitions and Investments.” The remaining proceeds were to be used for general corporate purposes and future growth of the Company.
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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
Principal payments on the Company’s debt are scheduled to be paid as follows:

Year Ended December 31,
2008 (remaining nine months)	$2,464
2009	4,593
2010	5,807
2011	4,266
2012	101,279
Thereafter	48,117

166,526
Less: Unamortized discount and offering costs	(2,335)
Less: current portion	(4,587)

Non-current portion	$159,604

7.	Comprehensive loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(11,977)	$(8,562)
Change in unrealized gain on foreign currency translation	327	244
Change in unrealized gain (loss) on available-for-sale securities, net of income tax expense of $0 and $32	—	58

	$(11,650)	$(8,260)

8.	Earnings (Loss) Per Share
Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options and shares issuable under convertible notes (“Notes). The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The dilutive effect of the Notes is calculated by adding back interest expense and amortization offering costs, net of taxes, which would not have been incurred assuming conversion. Diluted EPS for the three months ended March 31, 2008 and 2007 does not include the dilutive effect of stock options and conversion of the Notes into the Company’s common shares since their inclusion would be anti-dilutive.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
The table below details the components of the basic and diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net loss	$(11,977)	$(8,562)

Denominator:
Weighted-average shares outstanding – basic	10,890	11,089
Effect of dilutive securities:
Stock options	—	—
Convertible debt	—	—

Weighted-average shares outstanding – diluted	10,890	11,089

Earnings (loss) per share:
Basic	$(1.10)	$(0.77)

Diluted	$(1.10)	$(0.77)

9.	Business Segments
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
Summary of business segment information is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Cruise	$23,757	$5,202
Marine	29,352	23,484
Travel and events	3,726	3,524
Corporate and other	5	654

Total revenue	$56,840	$32,864

	Three Months Ended
	March 31,
	2008	2007
Operating income (loss):
Cruise	$(11,393)	$(12,542)
Marine	968	226
Travel and events	375	361
Corporate and other	(1,244)	(1,745)

Total operating loss	$(11,294)	$(13,700)

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
10.	Income Taxes
The Company recorded an income tax benefit of $0.1 million for the three months ended March 31, 2008, compared to $5.7 million for the three months ended March 31, 2007. The Company continues to record a full valuation allowance on its domestic deferred tax assets.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2004; state and local income tax examinations before 2003; and foreign income tax examinations before 2003.
The Company is not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations.
During the three months ended March 31, 2008, the Company recognized approximately $6,000 in potential interest and penalties associated with uncertain tax positions. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.
11.	Commitments and Contingencies
The Office of the Attorney General for the State of Florida is conducting a review of the Company’s fuel supplement that it implemented in the fourth quarter of 2007 on its Majestic America Line and Windstar Cruises brands. The Attorney General is conducting an investigation to determine whether there is or has been a violation of state or federal anti-trust laws in connection with the fuel supplements set by the Company and other cruise line operators. The Company is cooperating with the Attorney General’s office in connection with this review and investigation and is not able, at this time, to estimate the impact of this review and investigation on the Company.
On February 26, 2008, the Company and several of its subsidiaries were named in a complaint by David Giersdorf, the former President of ACG in the Superior Court of Washington for King County. Mr. Giersdorf has alleged he was improperly terminated and has claimed damages which appear to be in excess of $70.0 million. Mr. Giersdorf’s claims, based on verbal agreements, include the following: (i) he left a tenured position with Holland America Line (“HAL”), which well-positioned him to be the President of HAL earning a multi-million dollar annual salary until retirement; (ii) he was denied the opportunity to vest in 87,500 option shares and 30,000 restricted stock grants, which should be valued at a $47 per share stock price; (iii) his assistance in acquiring Windstar and his work in the transition of its vendors and employees entitles him to approximately $54.0 million; (iv) he is owed compensation for future acquisitions; and (v) he is owed sums for reputation and emotional damage. The Company believes all of Mr. Giersdorf’s claims lack merit and will defend them vigorously, but is not able at this time to estimate the outcome of this proceeding.
12.	Impairment or Disposal of Long-Lived Assets
Since 1968, Congress has granted the Delta Queen® eight consecutive exemptions from the Safety at Sea Act requirement because of fire prevention and safety enhancements made to the ship and the historic status of the Delta Queen®. The current exemption has been extended to November 1, 2008. The Company’s ability to operate the Delta Queen® was dependent upon retaining the current Congressional exemption and obtaining additional exemptions subsequent to 2008. In July 2007, the Company was made aware that the Congressional exemption would not be extended beyond 2008 and announced 2008 as the farewell season for the Delta Queen®. The Company reviewed the remaining vessel value of the Delta Queen® for impairment. Management evaluated the recoverability using both subjective and objective factors. Subjective factors included the evaluation of industry and product trends and the Company’s strategic focus. Objective factors included management’s best estimates of projected future earnings and cash flows. The Company used a discounted cash flow model using assumptions including expected revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. Based on the analysis performed, the Company believes that the remaining vessel value on the Delta Queen® is recoverable and no impairment charge has been recorded as of March 31, 2008.
The Company has decided not to operate the 48-passenger Contessa in 2008 and anticipates selling the vessel in the near future. The Company believes that the remaining vessel value on the Contessa is recoverable and no impairment charge has been recorded as of March 31, 2008.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
13.	Subsequent Events
Queen of the West
In April 2008, a small fire occurred in the engine room of the Queen of the West, while the vessel was cruising between The Dalles and John Day Locks in Oregon. The fire was quickly extinguished with no injuries to guests. The Columbia Queen was brought into service in April, which was earlier than originally scheduled in order to accommodate guests while the Queen of the West was undergoing repairs. The incident sailing and one additional sailing were cancelled. Future impacted sailings have not been determined at this time and will be contingent on the completion of the vessel repairs.
The Company expects to incur costs related to relocating passengers and crew, vessel repair costs and refund passenger deposits. In addition, the Company lost revenue as a result of the cancellations of the two sailings. The Company is in the process of seeking insurance related recoveries with respect to this incident.
Majestic America Line
On April 29, 2008, the Company announced that it plans to sell its Majestic America Line division. The Company is planning to operate the 2008 season of Majestic America Line while conducting the exit of the business in an orderly and effective manner.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2007.
We are a cruise, marine and travel and events company. Our cruise operations include U.S.-flagged cruise ships that sail along the inland rivers and coastal waterways of North America and international-flagged ships that sail to destinations in the Caribbean, Europe, the Americas and the Greek Isles.
Through our marine business, we are a global provider of marina design, manufacturing and construction services. Our marine business also offers marine operations, management and consulting services to marina owners.

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
In 2006 and 2007, we completed several major acquisitions in the cruise and marine segments. In 2007, we successfully completed the integration of the marine acquisitions, as well the Windstar Cruises acquisition. The integration of the domestic cruise operations proved to be more challenging than anticipated.
On April 29, 2008, we announced our plans to sell Majestic America Line. We are planning to operate the 2008 season of Majestic America Line while conducting the exit of the business in an orderly and effective manner.
In 2008, we are focused on improving our business performance and have identified three major areas for improvement as follows:
•	Improve our marketing and pricing strategy by creating a multi-channel marketing approach that embraces the travel agent community, opens up international markets, caters to charter and incentive business and pursues a strong group support for our unique offerings;

•	Reduce our selling expenses by focusing our sales force and targeting our direct mail campaigns, which enable us to scale our campaign to a level more appropriate for a company of our size;

•	Improve our operational execution by partnering with V.Ships to reduce costs while enhancing the onboard guest experience.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the period. We evaluate our estimates and judgments, including those that affect our most critical accounting policies, on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, within the framework of current accounting literature.
Our businesses are seasonal. Historically, we have recognized the majority of our operating results in the first and second quarters of each fiscal year. As a result of our cruise-related acquisitions and the size of our cruise operations, the majority of our operating results will be recognized in the second and third three-month periods of our fiscal year which coincides with our cruising season. Our annual results would be adversely affected if our revenue were to be substantially below seasonal norms during the second and third quarters of our fiscal year.

The following is a list of the accounting policies that we believe require the most significant judgments and estimates, and that could potentially result in materially different results under different assumptions or conditions.
Revenue Recognition
We recognize revenues The Company recognizes revenue in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” The Company recognizes revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectibility is reasonably assured and delivery has occurred. We recognize revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectibility is reasonably assured and delivery has occurred.
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
We perform reviews for the impairment of property, vessels and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in the statement of operations. Judgments and estimates made related to property and equipment are affected by factors such as economic conditions, changes in resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.
Drydocking
We capitalize drydocking costs as incurred and amortize such costs over the period to the next scheduled drydock. We believe that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid and other current assets and in long term assets in the accompanying balance sheet and are amortized over the cruising season between scheduled dry dockings.

Long-Lived Assets Including Intangibles
We test goodwill and intangible assets with indefinite useful lives for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and our strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. We use a discounted cash flow model to estimate the fair market value of each of our reporting units and indefinite lived intangibles when performing our impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. We established reporting units based on our current reporting structure. For purposes of testing goodwill for impairment, we allocated goodwill to these reporting units to the extent it related to each reporting unit. We amortize intangible assets with definite lives over their estimated useful lives and review them for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The majority of our intangible assets were assigned lives based on contract values associated with each intangible asset. We amortize our acquired intangible assets with definite lives over periods ranging from five to 20 years depending on the contract term where applicable.
Reserve for Loss and Loss Adjustment Expenses
The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount for losses incurred but not reported. Such liabilities are based on estimates and, while we believe that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. Anticipated deductible recoveries from insureds are recorded as reinsurance recoverables at the time the liability for unpaid claims is established. Other recoveries on unsettled claims, such as salvage and subrogation, are estimated by management and adjusted upon collection.
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

On November 10, 2005 the FASB issued FSP SFAS No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in SFAS No. 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding at our adoption of SFAS No. 123R. In addition, in accordance with SFAS No. 123R, SFAS No. 109, “Accounting for Income Taxes,” and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” we have elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. We measure the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.
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
Selected cruise operations statistical information is as follows:

	Three Months
	Ended March 31,
	2008	2007
	(unaudited)
Passengers Carried	9,155	3,055
Occupancy Percentage	90%	82%
Passenger Cruise Days	63,243	17,964
APCD	70,199	21,858
COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 TO THE THREE MONTHS ENDED MARCH 31, 2007
Revenue
Total revenue for the three months ended March 31, 2008 was $56.8 million, compared to $32.9 million for the three months ended March 31, 2007. For the quarter ended March 31, 2008, the increase in revenue was primarily related to increases within our cruise and marine operations. Our cruise revenue increased $18.6 million primarily due to the $19.4 million in revenue from Windstar Cruises which was acquired in April 2007. Our marine revenues increased $5.9 million due to increased sales in our marina operations at Bellingham Marine that we acquired in July 2006. Our travel, incentive and events related revenue increased $0.2 primarily due to an increase in program volume. These increases were partially offset by a decrease of $0.6 million in premiums earned on existing insurance programs as a result of not entering into new programs in 2008.

Cruise Operating Expenses
Cruise operating expenses were $20.6 million for the three months ended March 31, 2008 compared to $7.0 million for the three months ended March 31, 2007. The increase in cruise operating expenses is due to the addition of $14.1 million associated with Windstar Cruises which was acquired in April 2007.
Cost of Marine Revenue
Cost of marine revenue was $22.5 million for the three months ended March 31, 2008 compared to $19.4 million for the three months ended March 31, 2007. As a percentage of marine revenue, cost of marine revenue decreased to 76.8% during the three months ended March 31, 2008 from 82.8% during the three months ended March 31, 2007.
Selling and Tour Promotion Expenses
Selling and tour promotion expenses decreased to $6.4 million for the three months ended March 31, 2008 from $6.5 million for the three months ended March 31, 2007. As a percentage of total revenue, selling and tour promotion decreased to 11.3% during the three months ended March 31, 2008 from 19.9% during the three months ended March 31, 2007.
General and Administrative Expenses
General and administrative expenses were $15.0 million for the three months ended March 31, 2008 compared to $11.3 million for the three months ended March 31, 2007. The increase is primarily due to $2.0 million in higher general and administrative expenses incurred by the marine group and $1.4 million incurred by Windstar Cruises acquired in April 2007. As a percentage of total revenues, general and administrative expenses decreased to 26.4% for the three months ended March 31, 2008 from 34.4% for the three months ended March 31, 2007.
Depreciation and Amortization
Depreciation and amortization expenses were $3.5 million for the three months ended March 31, 2008 compared to $1.6 million for the three months ended March 31, 2007. The increase is related to the additional depreciation expense during the three months ended March 31, 2008 due to the increase in property, vessels and equipment, predominantly consisting of vessels acquired as a result of the Windstar Cruises acquisition.
Loss and Loss Adjustment Expenses, Insurance Acquisition Costs and Other Operating Expenses
Loss and loss adjustment expenses, insurance acquisition costs and other operating expenses were $0.1 million for the three months ended March 31, 2008, compared to $0.7 million for the three months ended March 31, 2007. The decrease is related to the decrease in net insurance premiums earned in 2008 compared to 2007.
Operating Loss
We recorded an operating loss of $11.3 million for the three months ended March 31, 2008, compared to $13.7 million for the three months ended March 31, 2007. The change is the result of the changes described above.
Other Income (Expense)
Other expense for the three months ended March 31, 2008 was $0.8 million, compared to $0.6 million for the three months ended March 31, 2007. The increase in other expense was mainly the result of approximately $1.1 million of interest expense on our convertible notes issued in April 2007, partially offset by insurance recoveries of $0.6 million for the Queen of the West and the Empress of the North related to incidents in 2006 and 2007, respectively, and $0.2 million in recovery from a marine group contract that was written off in 2007.

Income Taxes
We recorded an income tax benefit of $0.1 million for the three months ended March 31, 2008, compared to a tax benefit of $5.7 million for the three months ended March 31, 2007. In accordance with SFAS No. 109, during the fourth quarter of 2007 we established a full valuation allowance on our domestic deferred tax assets. As a result of the valuation allowance, no tax benefit was provided for the three months ended March 31, 2008 for our consolidated domestic losses.
The Company will continue to assess its valuation allowance in future periods based on the provisions within SFAS No. 109. Future tax provision and benefits recorded will be affected by the presence of the valuation allowance.
Net Loss
Net loss for the three months ended March 31, 2008 was $12.0 million, compared to $8.6 million for the comparable period in 2007. The change is the result of the changes described above.
Liquidity and Capital Resources
In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our cash and cash equivalents and cash generated from our operating and financing activities.
Net cash provided by operating activities for the three months ended March 31, 2008 was approximately $3.5 million, compared to $8.5 million for the three months ended March 31, 2007. The change in net cash primarily relates to timing differences in the collection of current assets and the payment of current liabilities, an increase in net loss and a decrease in accounts payable and accrued expenses and passenger deposits. This decrease was partially offset by an increase in the non-cash charges during the period and an increase in accounts and other receivables.
Net cash used in investing activities for the three months ended March 31, 2008 was $5.6 million compared to cash provided by investing activities of $12.0 million for three months ended March 31, 2007. The change is primarily due to a decrease in proceeds from sale of securities, offset by a decrease in restricted cash funding as a result of higher holdbacks by our credit card processors, and expenditures for purchase of property, vessels and equipment. In April 2008, we received notification that our credit card processor intends to increase our restricted cash by an additional $5 million which raised the target level of restricted cash for Majestic America Line to $20 million. The exact timing of removal of this restriction and return of this restricted cash is under discussions with the credit card processor. A failure or a significant delay in removing the restrictions and returning this restricted cash could significantly impact our operations.
As of March 31, 2008, we have incurred significant capital expenditures and cost for improvements to and maintenance of our ships, and we anticipate that these expenditures and costs will not materially change during the remainder of 2008. We do not have any material commitments for capital expenditures in our marine, travel and events or insurance businesses in 2008.
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
On April 25, 2006, ACG acquired the cruise-related assets and liabilities of Delta Queen for $1.8 million in cash, the assumption of passenger deposits and the assumption of approximately $35.0 million of fixed-rate, 6.50% debt payable through 2020 and guaranteed by the United States Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of our common stock, to be granted to Delta Queen Steamboat Company, Inc. if certain future financial targets are met in any of the three years following the close of the transaction. No shares related to the contingent consideration were issued in 2006, 2007 or the three months ended March 31, 2008.
On February 13, 2006, BellPort purchased certain assets related to the Newport Harbor Shipyard for $0.5 million. Concurrent with the asset purchase, BellPort entered into a long term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011.
In July 2006, we acquired Bellingham Marine through the acquisition by our Ambassadors Marine Group LLC subsidiary of 100% of the outstanding stock of Nishida Tekko America Corporation from its parent company, Nishida Tekko Corporation. In addition, Ambassadors Marine Group and Nishida Tekko Corporation entered into an option agreement pursuant to which Nishida Tekko Corporation was granted a five year option to acquire 49% of the outstanding stock of Nishida Tekko America Corporation for $3.4 million plus 7% simple interest. The effect of the option exercise would give Nishida Tekko Corporation an approximate 25% interest in Bellingham Marine.

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
On April 29, 2008, we announced our plans to sell Majestic America Line. We are planning to operate the 2008 season of Majestic America Line while conducting the exit of the business in an orderly and effective manner. Several credible parties have expressed a sincere interest in acquiring some or all the assets of Majestic America Line and building upon the efforts and investments we have made in delivering unique cruise experiences that celebrate American history, culture and our magnificent waterways.
We are currently seeking financing in which we can leverage the assets of Windstar Cruises. If we are successful in both the sale of Majestic America Line and the financing of Windstar Cruises, we will once again be in a position to allocate capital. We see investment opportunities in both international small ship cruising and in our marine segment. In addition to investing into these businesses, we want to be in the position which allows us the opportunity to repurchase our stock if it remains at its current prices and also have the ability to purchase our convertible bonds if they continue to trade at a significant discount.
Net cash used by financing activities for three months ended March 31, 2008 was $2.5 million, compared to $2.7 million for the three months ended March 31, 2007. Activity for the three months ended March 31, 2008 included $2.6 million in payments on long term debt compared to $1.7 million during the three months ended March 31, 2007. Net cash used by financing activity during the three months ended March 31, 2007 also included $1.1 million of cash dividends totaling $0.10 per common share.
On September 2, 2003, the Company’s board of directors authorized a new dividend policy of paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. We and our board of directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, our financial position and other conditions which may affect our desire or ability to pay dividends in the future. Subsequent to the dividend declared in May 2007, our board of directors did not approve any additional dividends for 2007 or for the first quarter of 2008.
The following dividends were declared in 2007 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
March 12, 2007	March 19, 2007	$1,084
May 21, 2007	May 31, 2007	1,084
In the ordinary course of business we may from time to time be required to enter into letters of credit related to our insurance programs and for our travel related programs with airlines, travel providers and travel reporting agencies. As of March 31, 2008, we had outstanding approximately $10.7 million in letters of credit related to property and casualty insurance programs which are scheduled to expire at various dates through 2008. As of March 31, 2008, we had outstanding approximately $0.9 million in letters of credit related to cruise business operations which expire in 2008. As of March 31, 2008, we had outstanding approximately $0.1 million in letters of credit related to travel and event business operations that expire at various dates through 2008.
Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 10% of loss and loss adjustment expense reserves or a minimum statutory capital and surplus required for a Class 3 Company of $1.0 million, whichever is greater. As of March 31, 2008, Cypress Re had $4.1 million of contributed capital from us, which is in excess of the required statutory capital, and surplus of $1.0 million. In April 2008, we reduced our capital by $3.3 million based on authority from Bermuda.
In November 1998, our board of directors authorized the repurchase of up to an aggregate of $20.0 million of our common stock in the open market or through private transactions. In August 2006, our board of directors authorized an additional $10.0 million for the repurchase of our common stock in the open market or through private tractions, providing for an aggregate of $30.0 million. This repurchase program is ongoing and as of March 31, 2008, we had repurchased 1,102,650 shares for approximately $14.0 million. No shares were repurchased during the three months ended March 31, 2008 and 2007. We do not believe that any future repurchases will have a significant impact on our liquidity.

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
Cautionary Note Regarding Forward-Looking Statements
Statements contained in this quarterly report on Form 10-Q that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Such risks and uncertainties include, among others:
•	our ability to effectively and efficiently operate our cruise operations;

•	our ability to effectively and expeditiously divest Majestic America Line;

•	customer cancellation rates;

•	competitive conditions in the industries in which we operate;

•	marketing expenses;

•	extreme weather conditions;

•	timing of and costs related to acquisitions;

•	the impact of new laws and regulations affecting our business;

•	negative incidents involving cruise ships, including those involving the health and safety of passengers;

•	cruise ship maintenance problems and emergency ship repairs;

•	reduced consumer demand for vacations and cruise vacations;

•	changes in fuel, food, payroll, insurance and security costs;

•	the availability of raw materials;

•	our ability to enter into profitable marina construction contracts;

•	changes in relationships with certain travel providers;

•	changes in vacation industry capacity;

•	the mix of programs and events, program destinations and event locations;

•	the introduction and acceptance of new programs and program and event enhancements by us and our competitors;

•	other economic and geo-political factors and other considerations affecting the travel industry;

•	changes in United States maritime tax laws;

•	potential claims related to our reinsurance business; and

•	the potentially volatile nature of the reinsurance business.

The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission and the “Risk Factors” we included in that report.
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
There have been no material changes in the reported market risks or the overall credit risk of our portfolio since December 31, 2007. See further discussion of these market risks and related financial instruments in our annual report on Form 10-K for the year ended December 31, 2007.
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
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The Office of the Attorney General for the State of Florida is conducting a review of our fuel supplement that we implemented in the fourth quarter of 2007 on our Majestic America Line and Windstar Cruises brands. The Attorney General is conducting an investigation to determine whether there is or has been a violation of state or federal anti-trust laws in connection with the setting by us and other cruise line operators of our respective fuel supplements. We are cooperating with the Attorney General’s office in connection with this review and investigation. We are not able at this time to estimate the impact of this review and investigation on us.
On February 26, 2008, we and several of our subsidiaries were named in a complaint by David Giersdorf, the former President of ACG in the Superior Court of Washington for King County. Mr. Giersdorf has alleged he was improperly terminated and has claimed damages which appear to be in excess of $70.0 million. Mr. Giersdorf’s claims, based on verbal agreements, include the following: (i) he left a tenured position with Holland America Line (“HAL”), which well-positioned him to be the President of HAL earning a multi-million dollar annual salary until retirement; (ii) he was denied the opportunity to vest in 87,500 option shares and 30,000 restricted stock grants, which should be valued at a $47 per share stock price; (iii) his assistance in acquiring Windstar and his work in the transition of its vendors and employees entitles him to approximately $54.0 million; (iv) he is owed compensation for future acquisitions; and (v) he is owed sums for reputation and emotional damage. We believe all of Mr. Giersdorf’s claims lack merit and will defend them vigorously, but are not able at this time to estimate the outcome of this proceeding.
Item 1A. Risk Factors.
Item 1A of Part I of our Form 10-K for the year ended December 31, 2007, summarizes various material risks that investors should carefully consider before deciding to buy or maintain an investment in our securities. Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline. There are no material changes to the risk factors set forth in the above-referenced report.
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

AMBASSADORS INTERNATIONAL, INC. (Registrant)
Date: May 6, 2008	By:	/s/ Blake T. Barnett
Blake T. Barnett
Chief Financial Officer, (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Attached hereto.