Form 10-Q
period 2008-06-30
AMBASSADORS INTERNATIONAL INC
filed 2008-07-31
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of July 29, 2008 was 11,138,067.

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Ambassadors International, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)	June 30, 2008	December 31, 2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$9,659	$21,998
Restricted cash	40,524	31,084
Available-for-sale securities	217	2,514
Accounts and other receivables, net of allowance of $1,999 at June 30, 2008 and $2,332 at December 31, 2007	34,507	40,798
Costs in excess of billings on construction contracts	10,438	8,410
Premiums receivable	7,112	10,188
Reinsurance recoverable	672	1,148
Inventory	6,951	5,751
Deferred income taxes, net	—	1,262
Prepaid costs and other current assets	12,685	8,530

Total current assets	122,765	131,683
Property, vessels and equipment, net	216,706	219,793
Goodwill	9,181	9,181
Other intangibles, net	11,407	11,152
Other assets	4,408	4,680

Total assets	$364,467	$376,489

Liabilities:
Current liabilities:
Accounts payable	$34,206	$36,564
Passenger and participant deposits	58,926	47,067
Accrued expenses	16,628	16,175
Billings in excess of costs on construction contracts	9,318	13,108
Loss and loss adjustment expense reserves	4,437	6,674
Deferred income taxes, net	711	—
Current portion of long term debt	5,049	5,479

Total current liabilities	129,275	125,067
Long term debt, net of current portion and net of discount of $2,191 at June 30, 2008 and $2,479 at December 31, 2007	159,737	161,584
Long term deferred tax liabilities	194	1,676
Long term passenger and participant deposits	5	35

Total liabilities	289,211	288,362

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 10,888,067 and 10,888,655 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	108	108
Additional paid-in capital	98,400	97,634
Accumulated deficit	(25,518)	(11,170)
Accumulated other comprehensive income	2,266	1,555

Total stockholders’ equity	75,256	88,127

Total liabilities and stockholders’ equity	$364,467	$376,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues:
Passenger ticket revenue	$37,983	$41,137	$56,766	$45,980
Onboard and other cruise revenue	6,698	5,922	11,672	6,281
Marine revenue	31,314	28,565	60,666	52,049
Travel, incentive and event related	4,608	4,476	8,334	8,000
Net insurance premiums earned	—	168	5	822

	80,603	80,268	137,443	113,132

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	8,639	8,951	13,250	10,763
Passenger expenses	2,983	3,459	4,363	4,218
Materials and services	17,244	14,853	27,119	17,888
Repairs and maintenance	3,721	4,434	5,950	4,751
Other cruise operating expenses	3,849	3,953	6,355	5,031

	36,436	35,650	57,037	42,651
Cost of marine revenue	24,134	22,007	46,679	41,451
Selling and tour promotion	2,617	6,284	9,033	12,808
General and administrative	14,373	14,283	29,372	25,603
Depreciation and amortization	3,917	3,128	7,393	4,688
Loss and loss adjustment expenses, insurance acquisition costs and other operating expenses	68	277	165	992

	81,545	81,629	149,679	128,193

Operating loss	(942)	(1,361)	(12,236)	(15,061)

Other income (expense):
Interest and dividend income	338	1,067	805	1,759
Interest expense	(1,618)	(2,190)	(3,691)	(3,195)
Realized losses on sale of available-for-sale securities	—	—	—	(48)
Other, net	(128)	574	689	384

	(1,408)	(549)	(2,197)	(1,100)

Loss before provision (benefit) for income taxes	(2,350)	(1,910)	(14,433)	(16,161)
Provision (benefit) for income taxes	21	(7,680)	(85)	(13,369)

Net income (loss)	$(2,371)	$5,770	$(14,348)	$(2,792)

Earnings (loss) per share (Note 8):
Basic	$(0.22)	$0.52	$(1.32)	$(0.25)
Diluted	$(0.22)	$0.48	$(1.32)	$(0.25)

Weighted-average common shares outstanding:
Basic	10,891	11,083	10,889	11,086
Diluted	10,891	13,349	10,889	11,086

Dividends per common share	$—	$0.10	$—	$0.20
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(in thousands)	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(14,348)	$(2,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,393	4,688
Amortization of debt discount and offering costs	329	164
Loss on sale of available for sale securities	—	48
Stock-based compensation expense	745	791
Undistributed (earnings) losses from equity investments	72	(221)
Foreign currency translation	831	395
Deferred income taxes	(498)	(19)
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts and other receivables	6,291	(14,808)
Costs in excess of billings on construction contracts	(2,028)	436
Premiums receivable	3,076	2,610
Deferred policy acquisition costs	—	303
Reinsurance recoverable	476	909
Prepaid insurance premiums	—	228
Inventory	(1,200)	(704)
Prepaid costs and other current assets	(4,196)	(25,117)
Other assets	250	315
Accounts payable and accrued expenses	(1,837)	14,519
Passenger and participant deposits	11,829	29,831
Billings in excess of costs on construction contracts	(3,790)	5,608
Loss and loss adjustment expense reserves	(2,237)	(3,851)
Unearned premiums	—	(1,111)
Other	—	(21)

Net cash provided by operating activities	1,158	12,201

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	2,338	34,978
Purchase of available-for-sale securities	(53)	(335)
Restricted cash	(10,337)	(30,971)
Cash paid for acquisitions of subsidiaries, net of cash received	—	(10,954)
Purchase of property and equipment	(3,352)	(11,117)

Net cash used in investing activities	(11,404)	(18,399)

Cash flows from financing activities:
Proceeds from line of credit	481	1,045
Proceeds from exercise of stock options	21	101
Proceeds from issuance of convertible notes	—	97,000
Payments on debt	(2,595)	(62,334)
Convertible debt offering costs	—	(3,281)
Common stock dividends paid	—	(2,168)
Repurchase of common stock	—	(1,577)

Net cash (used in) provided by financing activities	(2,093)	28,786

Net change in cash and cash equivalents	$(12,339)	$22,588
Cash and cash equivalents, beginning of period	21,998	8,246

Cash and cash equivalents, end of period	$9,659	$30,834

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

The following further describes the operations of the Company’s business segments:
•	Cruise — This segment operates Majestic America Line and Windstar Cruises brands within ACG. Majestic America Line is a domestic provider of overnight passenger cruises along inland rivers and coastal waterways of North America. The Company acquired seven U.S.-flagged cruise ships under the Majestic America Line brand, including the 223-passenger Empress of the North, the 142-passenger Queen of the West, the 436-passenger American Queen®, the 412-passenger Mississippi Queen®, the 176-passenger Delta Queen®, the 48-passenger Contessa, and the 150-passenger Columbia Queen. The Company acquired its U.S. cruise operations through a series of acquisitions. In January 2006, ACG acquired American West Steamboat Company, LLC (“American West”), a cruise company that offers cruises through Alaska’s Inside Passage and on the Columbia and Snake rivers. In April 2006, the Company acquired the cruise-related assets of Delta Queen Steamboat Company, Inc. (“Delta Queen”). On April 2, 2007, ACG, through its wholly-owned subsidiary, AICG, acquired Windstar Cruises, an international-flagged small ship cruise line that operates a three-ship fleet that includes the 312-passenger Wind Surf, 148-passenger Wind Spirit, and 148-passenger Wind Star.

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

In April 2008, the Company announced its intention to sell the Majestic America Line. As of June 30, 2008, the net assets of the Majestic America Line did not qualify for “held-for-sale” treatment under Statement Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” The Company also determined that there was no impairment of the assets of Majestic America Line as of June 30, 2008.
•	Marine — This segment includes marina design, manufacturing and construction services. The Company also offers marine operations, shipyard services, management and consulting services to marina owners. The Company’s marine operations primarily consist of Bellingham Marine Industries, Inc. (“Bellingham Marine”) acquired on July 21, 2006 and BellPort Group, Inc. (“BellPort”), acquired in February 2005. Bellingham Marine is a global marina builder, providing design and construction services to marina owners throughout the world. The Company’s marine business’ customer base is widespread and geographically diverse, and includes corporations, government agencies and private individuals. In February 2008, in order to further expand the Company’s shipyard operations, BellPort purchased certain assets related to Anacapa Marine Services, a shipyard business located in Channel Islands Harbor in Oxnard, California, for $0.4 million.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
•	Travel and Events — Operating under the Ambassadors, LLC brand, this segment develops, markets, and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. It provides comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows. It also develops, markets, and distributes event portfolio management technology solutions for corporations and large associations.
•	Corporate and Other — This segment consists of general corporate assets (primarily cash and cash equivalents and investments), the operations of Cypress Re and other activities which are not directly related to the Company’s cruise, marine or travel and events segments. Cypress Re reinsures property and casualty risks written by licensed United States insurers. The lines of business that are currently being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations. Cypress Re has not entered into any new programs in 2007 and 2008.
Seasonality

The Company’s businesses are seasonal. Prior to 2006, the majority of the Company’s operating results was recognized in the first and second quarters of each fiscal year, which correspond to the busy season for the Company’s travel and events services. As a result of the acquisitions within the Company’s cruise segment and the size of its cruise operations in relation to its overall operations, since 2006, a majority of the Company’s operating results has been recognized in the second and third quarters of each fiscal year, which coincide with the cruising season.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future periods.

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

Fair Value Measurements

Effective January 1, 2008, the Company implemented the requirements of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for its financial assets and liabilities. SFAS No. 157 refines the definition of fair value, expands disclosure requirements about fair value measurements and establishes specific requirements as well as guidelines for a consistent framework to measure fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Further, SFAS No. 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:
•	Level 1 — quoted prices for identical instruments in active markets;
•	Level 2 — quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•	Level 3 — valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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

On February 12, 2008, the Financial Accounting Standards Board (“FASB”) amended the implementation of SFAS No. 157 related to non-financial assets and liabilities until fiscal periods beginning after November 15, 2008. As a result, the Company has not applied the above fair value procedures to its goodwill and long-lived asset impairment analyses during the current period. The Company believes that the adoption of SFAS No. 157 for non-financial assets and liabilities will not have a material impact on its consolidated financial position or results of operations upon implementation for fiscal periods beginning after November 15, 2008.

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

Change in
	Fair Value	Fair Value	Unrealized	Realized
Fair Value Hierarchy	June 30, 2008	December 31, 2007	Gain/(Loss)(1)	Gain/(Loss)(1)

Level 1	$217	$2,514	$(13)	$—

Level 2	—	—	—	—

Level 3	—	—	—	—

(1)	Settlements (net) or transfers out of Level I during the six months ended June 30, 2008 amounted to $2,284.
Restricted Cash

The Company’s cruise passenger deposits are primarily received through credit card transactions. At December 31, 2007, the Company had $17.1 million of restricted cash held by banks in cash equivalents and a certificate of deposit in order to secure its processing of passenger deposits through credit cards. The restricted amounts were negotiated between the Company and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period. At June 30, 2008, the total amount of restricted cash held by banks was $27.4 million.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
On March 27, 2007, the Company amended its credit facility with a bank to reduce its revolving line of credit from $20.0 million to $12.5 million and established a $12.5 million certificate of deposit with the bank to secure its outstanding letters of credit. The certificate amount was based on the Company’s current letters of credit then outstanding. On July 18, 2008, the Company amended its credit facility to $7.5 million and reduced the corresponding certificate of deposit accordingly.

As of June 30, 2008 and December 31, 2007, the $0.6 million and $1.5 million, respectively, of the Company’s restricted cash represented principal and interest payments made to a depository account which was used to pay bondholders of certain of the Company’s vessel debt in August 2008 as required under the loan agreement.

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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
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

Travel, Incentive and Event Related

The Company bills travel participants, mainly consisting of large corporations, in advance, and records the cash received as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel and other program costs in advance of travel, which are recorded as prepaid program costs. Travel revenue and related costs are recognized when travel convenes and such revenue is classified as travel and incentive related. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.

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

The Company performs reviews for the impairment of property, vessels and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property, vessels and equipment are sold or retired, the Company removes the related cost and accumulated depreciation from the accounts and recognizes any gain or loss in the statement of operations. Judgments and estimates made related to property, vessels and equipment are affected by factors such as economic conditions, changes in resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets. No impairment charges were recorded for the periods ended June 30, 2008 and 2007.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
Long-lived Assets including Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company’s management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and the Company’s strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. The Company uses a discounted cash flow model to estimate the fair market value of each of its reporting units when it tests goodwill for impairment. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill was allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with finite lives are tested for impairment using an undiscounted cash flow model. The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The majority of the Company’s intangible assets were assigned lives based on contract values associated with each intangible asset. The Company amortizes its acquired intangible assets with finite lives over a period ranging from five to 20 years. No impairment charges were recorded for the periods ended June 30, 2008 and 2007.

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

Drydocking

The Company capitalizes drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock. The Company believes that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid and other current assets and in long term assets in the accompanying balance sheet and are amortized over the cruising season between scheduled drydockings. As of June 30, 2008, the Company had approximately $3.8 million in unamortized drydock costs that related to the 2008 season and beyond, of which, approximately $2.9 million is included in prepaid costs and other current assets and approximately $0.9 million is included in other long term assets in the accompanying balance sheet and will be amortized over the period to the next scheduled drydock.

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share Based Payment” (“SFAS No. 123R”). SFAS No.123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123R is similar to the fair value approach described in SFAS No. 123. In 2005, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS No. 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of the Company’s plans, the Company was not required to record a cumulative effect related to its plans. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
The following table details the stock-based compensation costs included in general and administrative expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Compensation cost related to stock options	$174	$154	$394	$368
Compensation cost related to restricted stock	151	100	351	423

Total stock-based compensation costs	$325	$254	$745	$791

As of June 30, 2008, total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the stock option plans expected for the remainder of 2008 and in future years through 2011, respectively, were approximately $0.3 million and $0.4 million. This expected cost does not include the impact of any future stock-based compensation awards. During the six months ended June 30, 2008 and 2007, there were no grants of stock options or restricted stock, and 2,412 common shares and 26,255 common shares, respectively, were issued from exercise of stock options. Additionally, during the six months ended June 30, 2008 and 2007, 3,000 unvested restricted common shares and 24,000 unvested restricted common shares, respectively, were cancelled due to employee terminations.

Dividends Declared

On September 2, 2003, the Company’s board of directors authorized a new dividend policy of paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The Company and its board of directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future. Subsequent to the dividend declared in May 2007, the Company’s board of directors did not approve any additional dividends for 2007 or for the first six months of 2008.

The following dividends were declared in 2007 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
March 12, 2007	March 19, 2007	$1,084
May 21, 2007	May 31, 2007	1,084
Recent Accounting Pronouncements

On July 16, 2008, the FASB issued Financial Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The Company is evaluating FSP No. EITF 03-6-1 but anticipates that the adoption of this FSP will not have a material effect on its consolidated financial statements.

On May 9, 2008, the FASB issued FSP No. APB14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” The FSP requires an issuer of certain convertible debt instruments that may be settled in cash, commonly referred to as Instruments B and C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” and any other convertible instruments that require or permit settlement in any combination of cash and shares at the issuer’s option, such as those referred to as “Instrument X,” to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for the fiscal years beginning after December 15, 2008 and does not permit early application. However, the transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The Company has not yet completed its evaluation of the potential impact of adopting this FSP, but anticipates a material increase to interest expense related to its $97 million 3.75% convertible senior notes beginning in 2009 when it adopts the FSP.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008. The Company is evaluating FSP No. FAS 142-3 and has not yet determined the impact the adoption of FSP No. FAS 142-3 will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective on a prospective basis for business combinations that occur in fiscal years beginning after December 15, 2008. The Company anticipates the adoption of SFAS No. 160 will not have a material impact on its consolidated financial statements.

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

BellPort has a 50% ownership interest in Deer Harbor WI, LLC (“DHWI”). DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. The Company recorded its proportional share of its losses from DHWI of approximately $31,000 and $72,000 for the three and six months ended June 30, 2008, respectively, and $26,000 and $77,000 for the three and six months ended June 30, 2007, respectively, which are included in other income, net. As of June 30, 2008 and December 31, 2007, BellPort had a note receivable from DHWI for approximately $1.9 million and $1.9 million, respectively, which is classified in other assets in the accompanying balance sheet. The note is secured by a deed of trust on property and bears interest at a variable rate equal to the London Interbank Offered Rate plus 2.75% per year, adjusted annually. As of December 31, 2007, the interest rate was 8.06%. All unpaid principal and accrued and unpaid interest is due no later than November 30, 2011. The Company accounts for its investment in DHWI on the equity method. At June 30, 2008 and December 31, 2007, the investment in DHWI represented $1.1 million and $1.2 million, respectively.

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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
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
The following unaudited pro forma information presents the Company’s summarized results of operations for the six months ended June 30, 2007 as if the acquisition of Windstar Cruises had occurred as of January 1, 2007 instead of April 2, 2007 (in thousands, except per share data):

		Pro Forma
		Windstar	Pro Forma
	As Reported	Cruises	Combined
Revenues	$113,132	$17,463	$130,595

Net loss	$(2,792)	$1,080	$(1,712)

Net loss — basic	$(0.25)		$(0.15)

Net loss — diluted	$(0.25)		$(0.15)

3.	Reinsurance

In December 2003, the Company formed Cypress Re and registered it as a Class 3 Reinsurer pursuant to Section 4 of the Bermuda Monetary Authority Act to carry on business in that capacity subject to the provisions of that Act. Cypress Re has not entered into any new programs since 2007.

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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
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

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As of June 30, 2008, there were no balances in unearned premium reserves, deferred policy acquisition costs or ceded prepaid reinsurance premiums.

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. As of June 30, 2008, the deferred gain on retroactive reinsurance was fully amortized. Cypress Re recognized in income $19,000 of the previously deferred gain as of June 30, 2007.

As of June 30, 2008, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves on the Company’s balance sheet include $1.0 million, $0.2 million and $1.6 million, respectively, related to retroactive reinsurance. The June 30, 2008 loss and loss adjustment expense reserves balance includes $1.3 million for incurred but not reported claims.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable at June 30, 2008 consists of funds held in trust by the ceding company of approximately $7.1 million. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.

As of June 30, 2008, reinsurance recoverable and prepaid reinsurance premiums of $0.7 million and zero, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or non-performance is limited to these amounts.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
The effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Written	Earned	Written	Earned
Assumed	$—	$—	$5	$5
Ceded	—	—	—	—

Net premiums	$—	$—	$5	$5

As of June 30, 2008, the Company had issued approximately $7.4 million in letters of credit related to property and casualty insurance programs that expire at various dates through 2008.

4.	Inventory

The Company maintains inventory of marine construction materials, fuel, supplies, souvenirs and food and beverage products. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008	December 31, 2007
Marine construction materials	$2,931	$2,630
Food, souvenirs and supplies	2,945	2,390
Fuel	1,075	731

	$6,951	$5,751

5.	Prepaid costs and other current assets

The components of prepaid costs and other current assets as of June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008	December 31, 2007
Current portion of prepaid drydocking costs	$2,894	$997
Income tax receivable	3,367	2,385
Prepaid program and tour costs	2,038	1,064
Current portion of prepaid offering costs	75	78
Other prepaid costs and other current assets	4,311	4,006

	$12,685	$8,530

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
6.	Long term obligations

Long term obligations as of June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008	December 31, 2007
Loans secured by ship mortgages at fixed rates varying from 2.3% to 6.5% due through July 2028	$67,628	$69,743
Secured note payable to bank at a fixed interest rate of 8.245%, due May 2010	1,629	1,656
Amounts outstanding under $2.1 million secured line of credit with an Australian bank	481	876
Loans outstanding with New Zealand banks	27	50
3.75% Convertible Senior Notes, net of unamortized discount and offering costs of $2,191 and $2,479, respectively	94,809	94,521
Equipment leases	212	217

	164,786	167,063
Less: current portion	5,049	5,479

Non-current portion	$159,737	$161,584

At June 30, 2008 and December 31, 2007, the Company’s cash-secured revolving credit facility with a bank in the amount of $12.5 million, had no balances outstanding at the end of each of the respective periods. On July 18, 2008, the Company amended its credit facility to $7.5 million and reduced the corresponding certificate of deposit accordingly.

Loans Secured by Ship Mortgages

In conjunction with ACG’s acquisition of American West, the Company assumed $41.5 million in fixed rate, 4.63% debt payable through 2028 and guaranteed by the United States Government through the United States Maritime Administration (“MARAD”) under Title XI, Merchant Marine Act, 1936, as amended, and is secured by a First Preferred Ship Mortgage on the Empress of the North. Annual principal payments of $1.8 million plus accrued interest are required through July 18, 2028.

EN Boat, LLC (“EN Boat”), the owner of the Empress of the North, was unable to make its semi-annual payment on the note due July 17, 2008. EN Boat will be unable to cure the payment default within the 30 day cure period. The Company is actively working with MARAD toward an orderly transition of the Empress of the North to MARAD’s custodial control following its last scheduled sailing on August 9, 2008. The default under the note should have limited financial impact due to the fact that recourse is limited to the Empress of the North and EN Boat has no other assets.

In conjunction with ACG’s acquisition of the cruise-related assets of Delta Queen, the Company assumed $35.0 million of fixed rate, 6.5% debt payable through 2020 and guaranteed by MARAD under Title XI, Merchant Marine Act, 1936, as amended, and secured by a First Preferred Ship Mortgage on the American Queen®. Semi-annual principal payments accumulating to $2.4 million annually plus accrued interest are required through June 2020.

Bellingham Marine Debt

Bellingham Marine has a note payable to a bank with a balance of $1.6 million at June 30, 2008, secured by property, payable in monthly installments of $16,000 including annual interest at a fixed rate of 8.245%, subject to certain limitations and various financial covenants, due May 10, 2010. As of June 30, 2008, the Company was in compliance with the financial covenants.

Bellingham Marine’s US operations have an asset-based business loan including an $8.0 million credit line with its bank secured by all of Bellingham Marine’s US accounts receivable and inventory and subject to certain financial covenants such as current ratio, minimum capital base, maximum leverage and coverage as required by the agreements. The credit line expires on June 30, 2009 and carries an interest rate of prime rate less 0.5%, adjustable daily or fixed for 90 days at Bellingham Marine’s option, and is payable monthly. At June 30, 2008, the annual interest rate on this credit line was 4.5%, As of June 30, 2008 there were no borrowings against this credit line and the Company was in compliance with the financial covenants.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
Bellingham Marine’s international operations have a $2.1 million line of credit for its Australian subsidiary with National Australia Bank Limited. Interest is payable monthly at an annual adjustable rate that is adjusted quarterly and is collateralized by substantially all of the subsidiary’s assets, including any uncalled or unpaid capital. The interest rate at June 30, 2008 was 8.7%. As of June 30, 2008, the balance on the line of credit was $0.5 million. Bellingham Marine’s New Zealand operations have two bank loans at an average interest rate of 11.3% and outstanding amounts totaling $27,000. In addition, the international operations have equipment leases with balances of $212,000 and $217,000 at June 30, 2008 and December 31, 2007, respectively, secured by the respective equipment payable in monthly installments aggregating $3,200, including interest, through July 2012.

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

Principal payments on the Company’s debt are scheduled to be paid as follows:

Year Ended December 31,

2008 (remaining six months)	$2,918
2009	4,589
2010	5,806
2011	4,267
2012	101,279
Thereafter	48,118

166,977
Less: Unamortized discount and offering costs	(2,191)
Less: current portion	(5,049)

Non-current portion	$159,737

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
7.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(2,371)	$5,770	$(14,348)	$(2,792)
Change in unrealized gain on foreign currency translation	397	150	724	395
Change in unrealized gain (loss) on available-for-sale securities, net of income tax expense of $0, $0, $0 and $32	(14)	(7)	(13)	51

	$(1,988)	$5,913	$(13,637)	$(2,346)

8.	Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options and shares issuable under convertible notes (“Notes”). The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The dilutive effect of the Notes is calculated by adding back interest expense and amortization offering costs, net of taxes, which would not have been incurred assuming conversion. Diluted EPS for the three and six months ended June 30, 2008 and 2007 does not include the dilutive effect of stock options and conversion of the Notes into the Company’s common shares since their inclusion would be anti-dilutive.

The table below details the components of the basic and diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(2,371)	$5,770	$(14,348)	$(2,792)
Add: Interest expense on convertible debt, net of tax	—	528	—	—
Add: Amortized offering costs, net of tax	—	100	—	—

Net (loss) income	$(2,371)	$6,398	$(14,348)	$(2,792)

Denominator:
Weighted-average shares outstanding — basic	10,891	11,083	10,889	11,086
Effect of dilutive securities:
Stock options	—	610	—	—
Convertible debt	—	1,656	—	—

Weighted-average shares outstanding — diluted	10,891	13,349	10,889	11,086

Earnings (loss) per share:
Basic	$(0.22)	$0.52	$(1.32)	$(0.25)

Diluted	$(0.22)	$0.48	$(1.32)	$(0.25)

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
9.	Business Segments

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

Summary of business segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Cruise	$44,681	$47,059	$68,438	$52,261
Marine	31,314	28,565	60,666	52,049
Travel and events	4,608	4,476	8,334	8,000
Corporate and other	—	168	5	822

Total revenue	$80,603	$80,268	$137,443	$113,132

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating income (loss):
Cruise	$(1,840)	$(2,981)	$(13,233)	$(15,523)
Marine	898	1,595	1,866	1,821
Travel and events	1,038	1,271	1,413	1,632
Corporate and other	(1,038)	(1,246)	(2,282)	(2,991)

Total operating loss	$(942)	$(1,361)	$(12,236)	$(15,061)

10.	Income Taxes

The Company recorded an income tax benefit of $0.1 million for the six months ended June 30, 2008, compared to $13.4 million for the six months ended June 30, 2007. The Company continues to record a full valuation allowance on its domestic deferred tax assets.

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

During the six months ended June 30, 2008, the Company recognized approximately $11,000 in potential interest and penalties associated with uncertain tax positions. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited), Continued
11.	Commitments and Contingencies

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

Queen of the West

In April 2008, a fire occurred in the engine room of the Queen of the West, while the vessel was cruising between The Dalles and John Day Locks in Oregon. The fire was extinguished with no injuries to guests. The Columbia Queen was brought into service in April, earlier than originally scheduled, in order to accommodate guests while the Queen of the West was undergoing repairs. The incident sailing and eight additional sailings were cancelled.

As of June 30, 2008, the Company incurred costs related to relocating passengers and crew, vessel repair costs and refund passenger deposits totaling $0.4 million which have been recorded in operations. In addition, the Company lost revenue of $2.4 million as a result of the cancellations of the nine sailings. The Company is in the process of seeking insurance related recoveries with respect to this incident.

12.	Impairment or Disposal of Long-Lived Assets

Since 1968, Congress has granted the Delta Queen® eight consecutive exemptions from the Safety at Sea Act requirement because of fire prevention and safety enhancements made to the ship and the historic status of the Delta Queen®. The current exemption has been extended to November 1, 2008. The Company’s ability to operate the Delta Queen® was dependent upon retaining the current Congressional exemption and obtaining additional exemptions subsequent to 2008. In July 2007, the Company was made aware that the Congressional exemption would not be extended beyond 2008 and announced 2008 as the farewell season for the Delta Queen®. The Company reviewed the remaining vessel value of the Delta Queen® for impairment. Management evaluated the recoverability using both subjective and objective factors. Subjective factors included the evaluation of industry and product trends and the Company’s strategic focus. Objective factors included management’s best estimates of projected future earnings and cash flows. The Company used a discounted cash flow model using assumptions including expected revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. Based on the analysis performed, the Company believes that the remaining vessel value on the Delta Queen® is recoverable and no impairment charge has been recorded as of June 30, 2008.

The Company has decided not to operate the 48-passenger Contessa in 2008 and anticipates selling the vessel in the near future. The Company believes that the remaining vessel value on the Contessa is recoverable and no impairment charge has been recorded as of June 30, 2008.

In April 2008, the Company announced its intention to sell the Majestic America Line. As of June 30, 2008, the net assets of the Majestic America Line did not qualify for “held-for-sale” treatment under SFAS No. 144. The Company also determined that there was no impairment of the assets of Majestic America Line as of June 30, 2008.

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
We are a cruise, marine and travel and events company. Our cruise operations include U.S.-flagged cruise ships that sail along the inland rivers and coastal waterways of North America and international-flagged ships that sail to destinations in the Caribbean, Europe, the Americas and the Greek Isles. Our cruise operations are conducted under our Majestic America Line brand and Windstar Cruises within Ambassadors Cruise Group, LLC. Majestic America Line is a domestic provider of overnight passenger cruises along the inland rivers and coastal waterways of North America. Windstar Cruises operates three motor-sail yachts that offer sailings in the Caribbean, Europe, the Americas and the Greek Isles.
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
We also reinsure property and casualty risks written by licensed U.S. insurers in the categories of commercial auto liability, commercial physical damage and workers’ compensation associated with members of highly selective affinity groups or associations.
In 2006 and 2007, we completed several major acquisitions in the cruise and marine segments. In 2007, we successfully completed the integration of the marine acquisitions, as well the Windstar Cruises acquisition. The integration of the domestic cruise operations proved to be more challenging than anticipated.
On April 29, 2008, we announced our intention to sell Majestic America Line. We intend operating Majestic America Line through the 2008 season and are formalizing the plans necessary for conducting the exit of the business in an orderly and effective manner.
For 2008, we are focused on improving our business performance and have identified three major areas for improvement as follows:
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
Travel, Incentive and Event Related
We bill travel participants, mainly consisting of large corporations, in advance, and record the cash received as a participant deposit. We pay for certain direct program costs such as airfare, hotel and other program costs in advance of travel, which are recorded as prepaid program costs. We recognize travel revenue and related costs when travel convenes and classify such revenue as travel and incentive related. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.
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
Passenger Cruise Days
Passenger Cruise Days represent the number of passengers carried for the period multiplied by the number of days in their respective cruises.
Selected cruise operations statistical information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Passengers Carried	13,898	17,589	23,053	20,644
Occupancy Percentage	71%	87%	78%	86%
Passenger Cruise Days	100,040	121,218	163,283	139,182
APCD	140,251	139,600	210,450	161,458

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 TO THE THREE MONTHS ENDED JUNE 30, 2007
Revenue
Total revenue for the three months ended June 30, 2008 was $80.6 million, compared to $80.3 million for the three months ended June 30, 2007. For the quarter ended June 30, 2008, the increase in revenue was primarily related to increases within our marine operations. Our marine revenues increased $2.7 million due to increased sales in our marina operations at Bellingham Marine that we acquired in July 2006. Our travel, incentive and events related revenue increased $0.1 million primarily due to an increase in program volume. Our cruise revenue decreased $2.4 million due to the $1.6 million decline in revenue from Windstar Cruises which was acquired in April 2007 and $0.8 million decline in revenue from Majestic America Line. Additionally, a decrease of $0.2 million in premiums earned on existing insurance programs as a result of not entering into new programs in 2008 also offset the increase in revenue for the three months ended June 30, 2008.
Cruise Operating Expenses
Cruise operating expenses were $36.4 million for the three months ended June 30, 2008 compared to $35.7 million for the three months ended June 30, 2007. As a percentage of cruise revenue, cruise operating expenses increased to 81.5% during the three months ended June 30, 2008 from 75.8% during the three months ended June 30, 2007. This increase was primarily due to increases in fuel costs, freight and logistics costs and other direct operating expenses.
Cost of Marine Revenue
Cost of marine revenue was $24.1 million for the three months ended June 30, 2008 compared to $22.0 million for the three months ended June 30, 2007. As a percentage of marine revenue, cost of marine revenue increased slightly to 77.1% during the three months ended June 30, 2008 from 77.0% during the three months ended June 30, 2007.
Selling and Tour Promotion Expenses
Selling and tour promotion expenses decreased to $2.6 million for the three months ended June 30, 2008 from $6.3 million for the three months ended June 30, 2007. As a percentage of total revenue, selling and tour promotion decreased to 3.2% during the three months ended June 30, 2008 from 7.8% during the three months ended June 30, 2007, primarily due to the slow down in sales and marketing efforts for the Majestic America Line division.
General and Administrative Expenses
General and administrative expenses were flat at $14.4 million for the three months ended June 30, 2008 compared to $14.3 million for the three months ended June 30, 2007. As a percentage of total revenues, general and administrative expenses were flat at 17.8% for the three months ended June 30, 2008 as well as for the three months ended June 30, 2007.
Depreciation and Amortization
Depreciation and amortization expenses were $3.9 million for the three months ended June 30, 2008 compared to $3.1 million for the three months ended June 30, 2007. The increase is related to the additional depreciation expense during the three months ended June 30, 2008 due to the increase in property, vessels and equipment.
Loss and Loss Adjustment Expenses, Insurance Acquisition Costs and Other Operating Expenses
Loss and loss adjustment expenses, insurance acquisition costs and other operating expenses were $0.1 million for the three months ended June 30, 2008, compared to $0.3 million for the three months ended June 30, 2007. The decrease is related to the decrease in net insurance premiums earned in 2008 compared to 2007.
Operating Loss
We recorded an operating loss of $0.9 million for the three months ended June 30, 2008, compared to $1.4 million for the three months ended June 30, 2007. The change is the result of the changes described above.

Other Income (Expense)
Other expense for the three months ended June 30, 2008 increased $0.9 million to $1.4 million, from $0.5 million for the three months ended June 30, 2007. Other income (expense) for the quarter ended June 30, 2008 consisted primarily of $1.1 million in interest expense related to our convertible debt and $0.5 million in interest expense related to our ship financing, partially offset by interest and dividend income of $0.3 million. Other expense for the three months ended June 30, 2007 consisted of $1.0 million in interest expense related to our convertible debt and $1.2 million in interest expense related to our ship financing offset by $1.1 million in interest and dividend income and $0.6 million in insurance recoveries under our business interruption insurance on the Mississippi Queen® relating to the norovirus incident which occurred in October 2006.
Interest expense related to ship financing decreased during the three months ended June 30, 2008 compared to the same period in the prior year primarily due to the default of the Empress of the North debt. EN Boat, LLC (“EN Boat”), the owner of the Empress of the North, was unable to make its semi-annual payment on the note due July 17, 2008. EN Boat will be unable to cure the payment default within the 30 day cure period. The Company is actively working with MARAD toward an orderly transition of the Empress of the North to MARAD’s custodial control following its last scheduled sailing on August 9, 2008. The default under the note should have limited financial impact due to the fact that recourse is limited to the Empress of the North and EN Boat has no other assets.
Income Taxes
We recorded an income tax provision of $21,000 for the three months ended June 30, 2008, compared to a tax benefit of $7.7 million for the three months ended June 30, 2007. In accordance with SFAS No. 109, during the fourth quarter of 2007 we established a full valuation allowance on our domestic deferred tax assets. As a result of the valuation allowance, no tax benefit was provided for the three months ended June 30, 2008 for our consolidated domestic losses.
The Company will continue to assess its valuation allowance in future periods based on the provisions within SFAS No. 109. Future tax provision and benefits recorded will be affected by the presence of the valuation allowance.
Net Loss
Net loss for the three months ended June 30, 2008 was $2.4 million, compared to net income of $5.8 million for the comparable period in 2007. The change is the result of the changes described above.
COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 TO THE SIX MONTHS ENDED JUNE 30, 2007
Revenue
Total revenue for the six months ended June 30, 2008 was $137.4 million, compared to $113.1 million for the six months ended June 30, 2007. For the period ended June 30, 2008, the increase in revenue was primarily related to increases within our cruise and marine operations. Our cruise revenue increased $16.2 million due to a $17.9 million increase in revenue from Windstar Cruises which was acquired in April 2007. Our marine revenues increased $8.6 million due to increased sales in our marina operations at Bellingham Marine that we acquired in July 2006. Our travel, incentive and event related revenue increased $0.3 million primarily due to an increase in program volume. These increases were offset by a decrease of $0.8 million in premiums earned on existing insurance programs as a result of not entering into new programs in 2008.
Cruise Operating Expenses
Cruise operating expenses were $57.0 million for the six months ended June 30, 2008 compared to $42.7 million for the six months ended June 30, 2007. The increase in operating expenses was primarily due to full six months of Windstar Cruises operations in the first half of 2008 compared to three months of operation in the first half of 2007. As a percentage of cruise revenue, cruise operating expenses increased to 83.3% during the six months ended June 30, 2008 from 81.6% during the six months ended June 30, 2007. This increase was primarily due to increases in fuel costs, freight and logistics costs and other direct operating expenses.

Cost of Marine Revenue
Cost of marine revenue was $46.7 million for the six months ended June 30, 2008 compared to $41.5 million for the six months ended June 30, 2007. As a percentage of marine revenue, cost of marine revenue decreased to 76.9% during the six months ended June 30, 2008 from 79.6% during the six months ended June 30, 2007.
Selling and Tour Promotion Expenses
Selling and tour promotion expenses decreased to $9.0 million for the six months ended June 30, 2008 from $12.8 million for the six months ended June 30, 2007. As a percentage of total revenue, selling and tour promotion decreased to 6.6% during the six months ended June 30, 2008 from 11.3% during the six months ended June 30, 2007, primarily due to the slow down in sales and marketing efforts for the Majestic America Line division.
General and Administrative Expenses
General and administrative expenses increased to $29.4 million for the six months ended June 30, 2008 compared to $25.6 million for the six months ended June 30, 2007. As a percentage of total revenues, general and administrative expenses decreased to 21.4% for the six months ended June 30, 2008 from 22.6% for the six months ended June 30, 2007.
Depreciation and Amortization
Depreciation and amortization expenses were $7.4 million for the six months ended June 30, 2008 compared to $4.7 million for the six months ended June 30, 2007. The increase is primarily due to the additional depreciation expense during the six months ended June 30, 2008 due to the increase in property, vessels and equipment from Windstar Cruises acquired in April 2007.
Loss and Loss Adjustment Expenses, Insurance Acquisition Costs and Other Operating Expenses
Loss and loss adjustment expenses, insurance acquisition costs and other operating expenses were $0.2 million for the six months ended June 30, 2008, compared to $1.0 million for the six months ended June 30, 2007. The decrease is related to the decrease in net insurance premiums earned in 2008 compared to 2007.
Operating Loss
We recorded an operating loss of $12.2 million for the six months ended June 30, 2008, compared to $15.1 million for the six months ended June 30, 2007. The change is the result of the changes described above.
Other Income (Expense)
Other expense for the six months ended June 30, 2008 was $2.2 million, compared to $1.1 million for the six months ended June 30, 2007. Other income (expense) for the six months ended June 30, 2008 consisted primarily of $2.1 million in interest expense related to our convertible debt and $1.5 million in interest expense related to our ship financing, partially offset by interest and dividend income of $0.8 million and insurance recoveries of $0.6 million for the Queen of the West and the Empress of the North related incidents in 2006 and 2007, respectively. Other expense for the six months ended June 30, 2007 consisted of $0.9 million in interest expense related to our convertible debt and $2.3 million in interest expense related to our ship financing offset by $1.8 million in interest and dividend income and $0.6 million in insurance recoveries under our business interruption insurance on the Mississippi Queen® relating to the norovirus incident which occurred in October 2006.
Interest expense related to ship financing decreased during the six months ended June 30, 2008 compared to the same period in the prior year primarily due to the default of the Empress of the North debt. EN Boat, the owner of the Empress of the North, was unable to make its semi-annual payment on the note due July 17, 2008. EN Boat will be unable to cure the payment default within the 30 day cure period. The Company is actively working with MARAD toward an orderly transition of the Empress of the North to MARAD’s custodial control following its last scheduled sailing on August 9, 2008. The default under the note should have limited financial impact due to the fact that recourse is limited to the Empress of the North and EN Boat has no other assets.

Income Taxes
We recorded an income tax benefit of $0.1 million for the six months ended June 30, 2008, compared to $13.4 million for the six months ended June 30, 2007. In accordance with SFAS No. 109, during the fourth quarter of 2007 we established a full valuation allowance on our domestic deferred tax assets. As a result of the valuation allowance, no tax benefit was provided for the six months ended June 30, 2008 for our consolidated domestic losses.
The Company will continue to assess its valuation allowance in future periods based on the provisions within SFAS No. 109. Future tax provision and benefits recorded will be affected by the presence of the valuation allowance.
Net Loss
Net loss for the six months ended June 30, 2008 was $14.3 million, compared to $2.8 million for the comparable period in 2007. The change is the result of the changes described above.
Liquidity and Capital Resources
In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our cash and cash equivalents and cash generated from our operating and financing activities.
Net cash provided by operating activities for the six months ended June 30, 2008 was approximately $1.2 million, compared to $12.2 million for the six months ended June 30, 2007. The change in net cash relates primarily to timing differences in the collection of current assets and the payment of current liabilities, an increase in net loss and a decrease in accounts payable and accrued expenses and passenger deposits. This decrease was partially offset by an increase in the non-cash charges during the period and a decrease in accounts and other receivables.
Net cash used in investing activities for the six months ended June 30, 2008 was $11.4 million compared to $18.4 million for six months ended June 30, 2007. The change is primarily due to a decrease in proceeds from sale of securities, offset by decreases in restricted cash by our credit card processors and expenditures for purchase of property, vessels and equipment. In April 2008, our credit card processor increased our restricted cash by an additional $5 million which raised the target level of restricted cash for Majestic America Line to $20 million. This additional withholding was effective beginning in the second quarter of 2008. The exact timing of removal of this restriction and return of this restricted cash is under discussions with the credit card processor. A failure or a significant delay in removing the restrictions and returning this restricted cash could significantly impact our operations.
As of June 30, 2008, we have incurred significant capital expenditures and cost for improvements to and maintenance of our ships, and we anticipate that these expenditures and costs will not materially change during the remainder of 2008. We do not have any material commitments for capital expenditures in our marine, travel and events or insurance businesses in 2008.
On January 13, 2006, ACG acquired American West. Under the terms of the agreement, ACG acquired the membership interests of American West for one dollar, repaid debt of approximately $4.3 million and assumed approximately $41.5 million in fixed rate, 4.63% debt payable through 2028 and guaranteed by the United States Maritime Administration. In addition, the transaction consideration consisted of 250,000 shares of our restricted common stock, which is subject to forfeiture to us if certain future financial targets are not met during the four years following the close of the transaction.
On April 25, 2006, ACG acquired the cruise-related assets and liabilities of Delta Queen for $1.8 million in cash, the assumption of passenger deposits and the assumption of approximately $35.0 million of fixed rate, 6.50% debt payable through 2020 and guaranteed by the United States Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of our common stock, to be granted to Delta Queen Steamboat Company, Inc. if certain future financial targets are met in any of the three years following the close of the transaction. No shares related to the contingent consideration were issued in 2006, 2007 or the six months ended June 30, 2008.
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
On April 29, 2008, we announced our intention to sell Majestic America Line. We intend on operating Majestic America Line through the 2008 season and are formalizing the plans necessary for conducting the exit of the business in an orderly and effective manner. Several credible parties have expressed a sincere interest in acquiring some or all the assets of Majestic America Line and building upon the efforts and investments we have made in delivering unique cruise experiences that celebrate American history, culture and our magnificent waterways.
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
Net cash used in financing activities for six months ended June 30, 2008 was $2.1 million, compared to net cash provided by financing activities of $28.8 million for the six months ended June 30, 2007. Activity for the six months ended June 30, 2008 included $2.6 million in payments on long-term debt compared to $2.2 million during the six months ended June 30, 2007. An additional $60.1 million was used to repay the seller financing debt incurred in the acquisition of Windstar Cruises and related accrued interest. Net cash provided by financing activity in 2007 included $97.0 million from our convertible debt offering offset by $3.3 million toward payment of convertible debt offering costs. Net cash used by financing activity during the six months ended June 30, 2007 also included $2.2 million of cash dividends totaling $0.20 per common share.
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
In the ordinary course of business we may from time to time be required to enter into letters of credit related to our insurance programs and for our travel related programs with airlines, travel providers and travel reporting agencies. As of June 30, 2008, we had outstanding approximately $7.4 million in letters of credit related to property and casualty insurance programs which are scheduled to expire at various dates through 2008. As of June 30, 2008, we had outstanding approximately $0.1 million in letters of credit related to travel and event business operations that expire at various dates through 2008.

Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 15% of loss and loss adjustment expense reserves or a minimum total statutory capital and surplus required for a Class 3 Company of $1.0 million, whichever is greater. As of June 30, 2008, Cypress Re had $3.2 million in total statutory capital and surplus which is in excess of the required statutory capital and surplus of $1.0 million. In April 2008, we reduced our capital by $3.3 million based on authority from Bermuda.
In November 1998, our board of directors authorized the repurchase of up to an aggregate of $20.0 million of our common stock in the open market or through private transactions. In August 2006, our board of directors authorized an additional $10.0 million for the repurchase of our common stock in the open market or through private tractions, providing for an aggregate of $30.0 million. This repurchase program is ongoing and as of June 30, 2008, we had repurchased 1,102,650 shares for approximately $14.0 million. No shares were repurchased during the six months ended June 30, 2008 and 2007. We do not believe that any future repurchases will have a significant impact on our liquidity.
We believe that cash, cash equivalents, available-for-sale securities and cash flows from operations and from other potential investing and financing sources will enable us to meet our anticipated operating cash needs for at least the next twelve months. We continue to pursue financing alternatives for Windstar Cruises as well as finalizing plans for the sale of Majestic America Line.
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
Not applicable.
Item 4T. Controls and Procedures.
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
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
PART II — OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
At our annual meeting of stockholders on May 13, 2008, the following matters were voted upon and approved:
(a)	Election of Directors to hold office for a three-year term or until their respective successors are duly elected and qualified:

Nominee	Votes For	Votes Withheld
Brigitte M. Bren	7,697,239	2,711,646
Rafer L. Johnson	7,705,280	2,703,605
Robert P. Mosier	9,915,962	492,923
Arthur A. Rodney	9,906,530	502,355
(b)	Appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending December 31, 2008:

Votes For	Against	Abstain	Broker Non-Vote
10,405,239	3,646	0	0
The terms of office of each of our directors, James L. Easton, Kevin M. Luebbers, Joseph J. Ueberroth, J. Fife Symington, IV, Peter V. Ueberroth and Richard D.C. Whilden, continued after our annual meeting.
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

AMBASSADORS INTERNATIONAL, INC. (Registrant)
Date: July 30, 2008	By:	/s/ Blake T. Barnett
Blake T. Barnett
Chief Financial Officer, (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Attached hereto.