Form 10-Q
period 2008-09-30
AMBASSADORS INTERNATIONAL INC
filed 2008-11-03
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-26420

AMBASSADORS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1688605
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of October 29, 2008 was 11,138,067.

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Ambassadors International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$9,802	$21,998
Restricted cash	27,049	31,084
Available-for-sale securities	1,741	2,514
Accounts and other receivables, net of allowance of $2,698 at September 30, 2008 and $2,332 at December 31, 2007	36,100	40,798
Costs in excess of billings on construction contracts	6,253	8,410
Premiums receivable	6,638	10,188
Reinsurance recoverable	532	1,148
Inventory	5,986	5,751
Deferred income taxes, net	11	1,262
Prepaid costs and other current assets	10,971	8,530

Total current assets	105,083	131,683
Property, vessels and equipment, net	179,815	219,793
Goodwill	9,181	9,181
Other intangibles, net	11,388	11,152
Other assets	3,908	4,680

Total assets	$309,375	$376,489

Liabilities:
Current liabilities:
Accounts payable	$29,056	$36,564
Passenger and participant deposits	33,237	47,067
Accrued expenses	21,027	16,175
Billings in excess of costs on construction contracts	11,096	13,108
Loss and loss adjustment expense reserves	3,806	6,674
Deferred income taxes, net	662	—
Current portion of long term debt	2,975	5,479

Total current liabilities	101,859	125,067
Long term debt, net of current portion and net of discount of $2,046 at September 30, 2008 and $2,479 at December 31, 2007	123,177	161,584
Long term deferred tax liabilities	247	1,676
Long term passenger and participant deposits	5	35

Total liabilities	225,288	288,362

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 10,888,067 and 10,888,655 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	108	108
Additional paid-in capital	98,771	97,634
Accumulated deficit	(15,927)	(11,170)
Accumulated other comprehensive income	1,135	1,555

Total stockholders’ equity	84,087	88,127

Total liabilities and stockholders’ equity	$309,375	$376,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues:
Passenger ticket revenue	$45,884	$54,528	$102,650	$100,508
Onboard and other cruise revenue	8,424	5,514	20,096	11,795
Marine revenue	24,871	31,984	85,537	84,033
Travel and event related	4,356	3,330	12,690	11,330
Net insurance premiums earned	—	84	5	906

	83,535	95,440	220,978	208,572

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	8,402	9,580	21,652	20,343
Passenger expenses	3,191	3,531	7,554	7,749
Materials and services	19,380	14,709	46,499	32,597
Repairs and maintenance	3,892	9,254	9,842	14,005
Other cruise operating expenses	4,553	4,832	10,908	9,863

	39,418	41,906	96,455	84,557
Cost of marine revenue	17,863	22,806	64,542	64,257
Selling and tour promotion	1,799	8,008	10,832	20,816
General and administrative	13,175	13,825	42,547	39,428
Depreciation and amortization	3,798	3,234	11,191	7,922
Loss and loss adjustment expenses, insurance acquisition costs and other operating expenses	80	184	245	1,176

	76,133	89,963	225,812	218,156

Operating income (loss)	7,402	5,477	(4,834)	(9,584)

Other income (expense):
Interest and dividend income	192	1,209	997	2,968
Interest expense	(1,621)	(2,082)	(5,312)	(5,277)
Realized losses on sale of available-for-sale securities	—	—	—	(48)
Gain on vessel disposal, insurance recoveries and other, net	4,380	(23)	5,069	361

	2,951	(896)	754	(1,996)

Income (loss) before provision (benefit) for income taxes	10,353	4,581	(4,080)	(11,580)
Provision (benefit) for income taxes	762	4,199	677	(9,170)

Net income (loss)	$9,591	$382	$(4,757)	$(2,410)

Earnings (loss) per share (Note 8):
Basic	$0.88	$0.03	$(0.44)	$(0.22)
Diluted	$0.84	$0.03	$(0.44)	$(0.22)

Weighted-average common shares outstanding:
Basic	10,888	11,058	10,889	11,085
Diluted	12,622	11,529	10,889	11,085

Dividends per common share	$—	$—	$—	$0.20
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(4,757)	$(2,410)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,191	7,922
Amortization of debt discount and offering costs	492	330
Loss on sale of available for sale securities	—	48
Gain on disposal of vessels and equipment	(3,086)	—
Stock-based compensation expense	1,116	1,212
Undistributed (earnings) losses from equity investments	39	(182)
Foreign currency translation	(438)	744
Deferred income taxes	(505)	(8,956)
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts and other receivables	4,698	(15,313)
Costs in excess of billings on construction contracts	2,157	(1,836)
Premiums receivable	3,550	3,473
Deferred policy acquisition costs	—	330
Reinsurance recoverable	616	942
Prepaid insurance premiums	—	252
Inventory	(235)	(1,539)
Prepaid costs and other current assets	(2,500)	(6,950)
Other assets	725	(1,534)
Accounts payable and accrued expenses	(2,586)	19,011
Passenger and participant deposits	(13,860)	8,870
Billings in excess of costs on construction contracts	(2,012)	8,895
Loss and loss adjustment expense reserves	(2,868)	(4,217)
Unearned premiums	—	(1,220)
Other	—	(19)

Net cash provided by (used in) operating activities	(8,263)	7,853

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	804	35,257
Purchase of available-for-sale securities	(43)	(335)
Restricted cash	2,551	(36,167)
Cash paid for acquisitions of subsidiaries, net of cash received	—	(10,954)
Purchase of property and equipment	(3,676)	(12,658)

Net cash used in investing activities	(364)	(24,857)

Cash flows from financing activities:
Proceeds from line of credit	704	1,045
Proceeds from exercise of stock options	21	403
Proceeds from issuance of convertible notes	—	97,000
Payments on debt	(4,294)	(63,749)
Convertible debt offering costs	—	(3,281)
Common stock dividends paid	—	(2,168)
Repurchase of common stock	—	(1,577)

Net cash provided by (used in) financing activities	(3,569)	27,673

Net change in cash and cash equivalents	(12,196)	10,669
Cash and cash equivalents, beginning of period	21,998	8,246

Cash and cash equivalents, end of period	$9,802	$18,915

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
In April 2008, the Company announced its intention to sell the Majestic America Line. As of September 30, 2008, the net assets of the Majestic America Line did not qualify for “held-for-sale” treatment under Statement Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company also determined that there was no impairment of the assets of Majestic America Line as of September 30, 2008.
On August 15, 2008, EN Boat, LLC (“EN Boat”), a wholly-owned subsidiary of the Company and owner of the Empress of the North surrendered possession of the Empress of the North to the United States through the Department of Transportation Maritime Administration (“MARAD”).

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future periods.
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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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

	Fair Value		Change in
	September 30,	Fair Value	Unrealized	Realized
Fair Value Hierarchy	2008	December 31, 2007	Gain/(Loss)(1)	Gain/(Loss)(1)

Level 1	$1,741	$2,514	$(21)	$—

Level 2	—	—	—	—

Level 3	—	—	—	—

(1)	Settlements (net) or transfers out of Level I during the nine months ended September 30, 2008 amounted to $752.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Restricted Cash
The Company’s cruise passenger deposits are primarily received through credit card transactions. At December 31, 2007, the Company had $17.1 million of restricted cash held by banks in cash equivalents and a certificate of deposit in order to secure its processing of passenger deposits through credit cards. The restricted amounts were negotiated between the Company and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period. At September 30, 2008, the amount of restricted cash held by banks related to credit card transactions was $21.1 million.
Due largely to reductions in the insurance contract liabilities associated with the Company’s reinsurance business, the Company was able to reduce certain letters of credit requirements. During 2008, this reduction allowed for $6.5 million of cash available to the Company that was previously restricted. Accordingly, this reduction allowed the Company to reduce its bank facility that secured the letters of credit to $5.9 million as of September 25, 2008.
The Company’s restricted cash at December 31, 2007, included $1.5 million representing principal and interest payments made to a depository account which was used to pay bondholders of certain of the Company’s vessel debt as required under the loan agreement. At September 30, 2008, the Company’s restricted cash did not include any amount representing such payments.
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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Travel and Event Related
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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The Company performs reviews for the impairment of property, vessels and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property, vessels and equipment are sold or retired, the Company removes the related cost and accumulated depreciation from the accounts and recognizes any gain or loss in the statement of operations. Judgments and estimates made related to property, vessels and equipment are affected by factors such as economic conditions, changes in resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets. No impairment charges were recorded for the periods ended September 30, 2008 and 2007.
Long-lived Assets including Intangible Assets
Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company’s management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and the Company’s strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. The Company uses a discounted cash flow model to estimate the fair market value of each of its reporting units when it tests goodwill for impairment. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill was allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with finite lives are tested for impairment using an undiscounted cash flow model. The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The majority of the Company’s intangible assets were assigned lives based on contract values associated with each intangible asset. The Company amortizes its acquired intangible assets with finite lives over a period ranging from five to 20 years. No impairment charges were recorded for the periods ended September 30, 2008 and 2007.
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
Drydocking
The Company capitalizes drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock. The Company believes that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid and other current assets and in long term assets in the accompanying balance sheet and are amortized over the cruising season between scheduled drydockings. As of September 30, 2008, the Company had approximately $2.4 million in unamortized drydock costs that related to the 2008 season and beyond, of which, approximately $1.8 million is included in prepaid costs and other current assets and approximately $0.6 million is included in other long term assets in the accompanying balance sheet and will be amortized over the period to the next scheduled drydock.
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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table details the stock-based compensation costs included in general and administrative expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Compensation cost related to stock options	$178	$128	$572	$497
Compensation cost related to restricted stock	193	293	544	715

Total stock-based compensation costs	$371	$421	$1,116	$1,212

As of September 30, 2008, total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the stock option plans expected for the remainder of 2008 and in future years through 2011, respectively, were approximately $0.1 million and $0.4 million. This expected cost does not include the impact of any future stock-based compensation awards. During the nine months ended September 30, 2008 and 2007, there were no grants of stock options or restricted stock, and 2,412 common shares and 60,126 common shares, respectively, were issued as a result of the exercise of stock options. Additionally, during the nine months ended September 30, 2008 and 2007, 3,000 unvested restricted common shares and 24,000 unvested restricted common shares, respectively, were cancelled due to employee terminations.
Dividends Declared
On September 2, 2003, the Company’s board of directors authorized a new dividend policy of paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The Company and its board of directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future. Subsequent to the dividend declared in May 2007, the Company’s board of directors did not approve any additional dividends for 2007 or for the first nine months of 2008.
The following dividends were declared in 2007 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
March 12, 2007	March 19, 2007	$1,084
May 21, 2007	May 31, 2007	1,084
Recent Accounting Pronouncements
On July 16, 2008, the FASB issued Financial Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP requires that all outstanding unvested share-based payment awards that contain rights to non forfeitable dividends participate in undistributed earnings with common shareholders and the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating FSP No. EITF 03-6-1 but anticipates that the adoption of this FSP will not have a material effect on its consolidated financial statements.
On May 9, 2008, the FASB issued FSP No. APB14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” The FSP requires an issuer of certain convertible debt instruments that may be settled in cash, commonly referred to as Instruments B and C from EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” and any other convertible instruments that require or permit settlement in any combination of cash and shares at the issuer’s option, such as those referred to as “Instrument X,” to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The FSP is effective for fiscal years beginning after December 15, 2008 and does not permit early application. However, the transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The Company has not yet completed its evaluation of the potential impact of adopting this FSP, but anticipates a material increase to interest expense related to its $97 million 3.75% convertible senior notes beginning in 2009 when it adopts the FSP.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
BellPort has a 50% ownership interest in Deer Harbor WI, LLC (“DHWI”). DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. The Company recorded its proportional share of its earnings of $32,000 and losses of $39,000 from DHWI for the three and nine months ended September 30, 2008, respectively, and its earnings of $39,000 and losses of $38,000 for the three and nine months ended September 30, 2007, respectively, which are included in other income. As of September 30, 2008 and December 31, 2007, BellPort had a note receivable from DHWI for approximately $1.9 million, which is classified in other assets in the accompanying balance sheet. The note is secured by a deed of trust on property and bears interest at a variable rate equal to the London Interbank Offered Rate plus 2.75% per year, adjusted annually. As of December 31, 2007, the interest rate was 8.06%. All unpaid principal and accrued and unpaid interest is due no later than November 30, 2011. The Company accounts for its investment in DHWI on the equity method. At September 30, 2008 and December 31, 2007, the investment in DHWI amounted to $1.2 million.
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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
The following unaudited pro forma information presents the Company’s summarized results of operations for the nine months ended September 30, 2007 as if the acquisition of Windstar Cruises had occurred as of January 1, 2007 instead of April 2, 2007 (in thousands, except per share data):

		Pro Forma
		Windstar	Pro Forma
	As Reported	Cruises	Combined
Revenues	$208,572	$17,463	$226,035

Net loss	$(2,410)	$(1,080)	$(3,490)

Net loss — basic	$(0.22)		$(0.31)

Net loss — diluted	$(0.22)		$(0.31)

3.	Reinsurance
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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As of September 30, 2008, there were no balances in unearned premium reserves, deferred policy acquisition costs or ceded prepaid reinsurance premiums.
Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. As of September 30, 2008, the deferred gain on retroactive reinsurance was fully amortized.
As of September 30, 2008, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves on the Company’s balance sheet include $1.3 million, $30,000 and $1.5 million, respectively, related to retroactive reinsurance. The September 30, 2008 loss and loss adjustment expense reserves balance includes $1.2 million for incurred but not reported claims.
Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.
Premiums receivable at September 30, 2008 consists of funds held in trust by the ceding company of approximately $6.6 million. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.
As of September 30, 2008, reinsurance recoverable and prepaid reinsurance premiums of $0.5 million and zero, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or non-performance is limited to these amounts.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Written	Earned	Written	Earned
Assumed	$—	$—	$5	$5
Ceded	—	—	—	—

Net premiums	$—	$—	$5	$5

As of September 30, 2008, the Company had issued approximately $5.9 million in letters of credit related to property and casualty insurance programs that expire at various dates through 2009.
4.	Inventory
The Company maintains inventory of marine construction materials, fuel, supplies, souvenirs and food and beverage products. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008	December 31, 2007
Marine construction materials	$2,892	$2,630
Food, souvenirs and supplies	2,074	2,390
Fuel	1,020	731

	$5,986	$5,751

5.	Prepaid costs and other current assets
The components of prepaid costs and other current assets as of September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008	December 31, 2007
Current portion of prepaid drydocking costs	$1,843	$997
Income tax receivable	3,345	2,385
Prepaid program and tour costs	1,176	1,064
Current portion of prepaid offering costs	75	78
Deposits	40	—
Other prepaid costs and other current assets	4,492	4,006

	$10,971	$8,530

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6.	Long term obligations
Long term obligations as of September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008	December 31, 2007
Loans secured by ship mortgages at fixed rates varying from 2.3% to 6.5% due through July 2028	$29,175	$69,743
Secured note payable to bank at a fixed interest rate of 8.245%, due May 2010	1,615	1,656
Amounts outstanding under $8.0 million asset-based business loan secured line of credit with an American bank	223	—
Amounts outstanding under $2.1 million secured line of credit with an Australian bank	—	876
Loans outstanding with New Zealand banks	14	50
3.75% Convertible Senior Notes, net of unamortized discount and offering costs of $2,046 and $2,479, respectively	94,954	94,521
Equipment leases	171	217

	126,152	167,063
Less: current portion	2,975	5,479

Non-current portion	$123,177	$161,584

At September 30, 2008 and December 31, 2007, the Company’s cash-secured revolving credit facility with a bank in the amount of $6.0 million and $12.5 million, respectively, had no balances outstanding at the end of each of the respective periods. On July 19, 2008 and September 25, 2008, the Company amended its credit facility to $7.5 million and $6.0 million, respectively, and reduced the corresponding certificate of deposit accordingly.
Loans Secured by Ship Mortgages
In conjunction with ACG’s acquisition of American West, the Company assumed $41.5 million in fixed rate, 4.63% debt payable through 2028 and guaranteed by the United States Government through MARAD under Title XI, Merchant Marine Act, 1936, as amended, and is secured by a First Preferred Ship Mortgage on the Empress of the North. Annual principal payments of $1.8 million plus accrued interest were required through July 18, 2028.
EN Boat, a subsidiary of the Company and owner of the Empress of the North, was unable to make its semi-annual payment on the note due July 17, 2008 and was unable to cure the payment default within the 30 day cure period. On August 15, 2008, the Company returned the Empress of the North to MARAD’s custodial control following its last sailing on August 9, 2008. As a result of the disposal of the Empress of the North, the Company wrote off $34.2 million in assets (primarily vessels) and $37.3 million in liabilities (primarily loans payable) and recorded a $3.1 million gain on disposal for the quarter ended September 30, 2008. The default under the note will have a limited financial impact because recourse on the default is limited to the Empress of the North.
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
Bellingham Marine Debt
Bellingham Marine has a note payable to a bank with a balance of $1.6 million at September 30, 2008, secured by property, payable in monthly installments of $16,000 including annual interest at a fixed rate of 8.245%, subject to certain limitations and various financial covenants, due May 10, 2010. As of September 30, 2008, the Company was in compliance with the financial covenants.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Bellingham Marine’s US operations have an asset-based business loan including an $8.0 million credit line with its bank secured by all of Bellingham Marine’s US accounts receivable and inventory and subject to certain financial covenants such as current ratio, minimum capital base, maximum leverage and coverage as required by the agreements. The credit line expires on June 30, 2009 and carries an interest rate of prime rate less 0.5%, adjustable daily or fixed for 90 days at Bellingham Marine’s option, and is payable monthly. At September 30, 2008, the annual interest rate on this credit line was 4.5%. As of September 30, 2008 there were $0.2 million in borrowings against this credit line and the Company was in compliance with the financial covenants.
Bellingham Marine’s international operations have a $2.1 million line of credit for its Australian subsidiary with National Australia Bank Limited. Interest is payable monthly at an annual adjustable rate that is adjusted quarterly and is collateralized by substantially all of the subsidiary’s assets, including any uncalled or unpaid capital. The interest rate at September 30, 2008 was 8.7%. As of September 30, 2008, there were no borrowings on this line of credit. Bellingham Marine’s New Zealand operations have two bank loans at an average interest rate of 11.3% and outstanding amounts totaling $15,000. In addition, the international operations have equipment leases with balances of $171,000 and $217,000 at September 30, 2008 and December 31, 2007, respectively, secured by the respective equipment payable in monthly installments aggregating $3,200, including interest, through July 2012.
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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Principal payments on the Company’s debt are scheduled to be paid as follows:

Year Ended December 31,

2008 (remaining three months)	$255
2009	2,788
2010	4,001
2011	2,461
2012	99,463
Thereafter	19,230

128,198
Less: Unamortized discount and offering costs	(2,046)
Less: current portion	(2,975)

Non-current portion	$123,177

7.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$9,591	$382	$(4,757)	$(2,410)
Change in unrealized gain on foreign currency translation	(1,123)	347	(399)	744
Change in unrealized gain (loss) on available-for-sale securities, net of income tax expense of $0, $0, $0 and $43	(8)	18	(21)	67

	$8,460	$747	$(5,177)	$(1,599)

8.	Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options and shares issuable under convertible notes (“Notes”). The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The dilutive effect of the Notes is calculated by adding back interest expense and amortization offering costs, net of taxes, which would not have been incurred assuming conversion. Diluted EPS for the three months ended September 30, 2008 includes the dilutive effect of conversion of the Notes into the Company’s common shares. Options to purchase 1,085,388 shares of common stock at an average price of $2.77 per share were outstanding during the three months ended September 30, 2008 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of common shares and therefore, the effect would be antidilutive. Diluted EPS for the three months ended September 30, 2007 and nine months ended September 30, 2008 and 2007 do not include the dilutive effect of stock options and conversion of the Notes into the Company’s common shares since their inclusion would be anti-dilutive.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The table below details the components of the basic and diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$9,591	$382	$(4,757)	$(2,410)
Add: Interest expense on convertible debt, net of tax of $0	910	—	—	—
Add: Amortized offering costs, net of tax of $0	163	—	—	—

Net (loss) income	$10,664	$382	$(4,757)	$(2,410)

Denominator:
Weighted-average shares outstanding — basic	10,888	11,058	10,889	11,085
Effect of dilutive securities:
Stock options	—	471	—	—
Convertible debt	1,734	—	—	—

Weighted-average shares outstanding — diluted	12,622	11,529	10,889	11,085

Earnings (loss) per share:
Basic	$0.88	$0.03	$(0.44)	$(0.22)

Diluted	$0.84	$0.03	$(0.44)	$(0.22)

9.	Business Segments

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

Summary of business segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Cruise	$54,308	$60,042	$122,746	$112,303
Marine	24,871	31,984	85,537	84,033
Travel and events	4,356	3,330	12,690	11,330
Corporate and other	—	84	5	906

Total revenue	$83,535	$95,440	$220,978	$208,572

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating income (loss):
Cruise	$5,394	$3,671	$(7,839)	$(11,853)
Marine	1,548	3,500	3,414	5,321
Travel and events	1,600	30	3,013	1,663
Corporate and other	(1,140)	(1,724)	(3,422)	(4,715)

Total operating income (loss)	$7,402	$5,477	$(4,834)	$(9,584)

	As of	As of
	September 30,	December 31,
	2008	2007
Total assets:
Cruise	$214,015	$251,196
Marine	59,450	72,979
Travel and events	13,665	12,453
Corporate and other	22,245	39,861

Total assets	$309,375	$376,489

10.	Income Taxes

The Company recorded an income tax provision of $0.7 million for the nine months ended September 30, 2008, compared to an income tax benefit of $9.2 million for the nine months ended September 30, 2007. The Company continues to record a full valuation allowance on its domestic deferred tax assets.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2005; state and local income tax examinations before 2003; and foreign income tax examinations before 2004.

The Company is not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations.

During the nine months ended September 30, 2008, the Company recognized approximately $17,000 in potential interest and penalties associated with uncertain tax positions. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Empress of the North

On March 24, 2006, the Empress of the North ran aground near the Washougal Upper Range on the Columbia River in Washington in order to avoid collision with a tug boat. No passengers or crew were injured during the grounding. The Company filed a claim against the tug boat operator and was awarded $1.1 million as a settlement of the case which amount has been recorded in other income for the three months ended September 30, 2008, and as an outstanding receivable as of that date. The settlement amount was received in full in October 2008.

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

As of September 30, 2008, the Company incurred costs related to relocating passengers and crew, vessel repair costs and refund passenger deposits totaling $0.4 million which have been recorded in operations. In addition, the Company lost revenue of $2.4 million as a result of the cancellations of the nine sailings. During the three months ended September 30, 2008, the Company received $0.4 million in insurance recoveries which was recorded as a reduction to the cruise operating expenses. The Company is in the process of seeking insurance related recoveries with respect to this incident but has recorded no receivables related to the estimated recoveries as of September 30, 2008.

Change in Officer

On September 19, 2008, Joseph J. Ueberroth, Chairman, President and Chief Executive Officer (the “Executive”) of the Company terminated his employment agreement “Without Good Reason” (as such term is defined in the employment agreement) and gave twelve (12) months’ notice of his last day as Chairman, President and Chief Executive Officer of the Company as September 19, 2009. Pursuant to the terms of Mr. Ueberroth’s Employment Agreement dated November 2, 2006, in the event of termination of the Executive’s employment by the Executive “Without Good Reason” and upon at least twelve months notice, the Company is obligated to pay the Executive the sum of (i) an amount equal to the projected cost of Executive’s medical insurance under COBRA for the eighteen month period immediately following the termination, and (ii) an amount equal to one times the average annual base salary plus the average annual bonus paid to the Executive for the two full fiscal years immediately preceding such termination. The Company calculated the payment due to Mr. Ueberroth to be $2,931,047 as previously disclosed in the Company’s Proxy Statement as filed on April 14, 2008, excluding any amounts for unpaid expenses and unpaid vacation days as of his last day. The Company expects to record this amount as compensation expense ratably over a twelve month period ending in September 2009 and, accordingly, recorded $122,000 in compensation expense for the three months ended September 30, 2008.

12.	Impairment or Disposal of Long-Lived Assets

Since 1968, Congress has granted the Delta Queen® eight consecutive exemptions from the Safety at Sea Act requirement because of fire prevention and safety enhancements made to the ship and the historic status of the Delta Queen®. The current exemption has been extended to November 1, 2008. The Company’s ability to operate the Delta Queen® was dependent upon retaining the current Congressional exemption and obtaining additional exemptions subsequent to 2008. In July 2007, the Company was made aware that the Congressional exemption would not be extended beyond 2008 and announced 2008 as the farewell season for the Delta Queen®. The Company reviewed the remaining vessel value of the Delta Queen® for impairment. Management evaluated the recoverability using both subjective and objective factors. Subjective factors included the evaluation of industry and product trends and the Company’s strategic focus. Objective factors included management’s best estimates of projected future earnings and cash flows. The Company used a discounted cash flow model using assumptions including expected revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. Based on the analysis performed, the Company believes that the remaining vessel value on the Delta Queen® is recoverable and no impairment charge has been recorded as of September 30, 2008.

The Company has decided not to operate the 48-passenger Contessa in 2008 and anticipates selling the vessel in the near future. The Company believes that the remaining vessel value on the Contessa is recoverable and no impairment charge has been recorded as of September 30, 2008.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
In April 2008, the Company announced its intention to sell the Majestic America Line. As of September 30, 2008, the net assets of the Majestic America Line did not qualify for “held-for-sale” treatment under SFAS No. 144. The Company also determined that there was no impairment of the assets of Majestic America Line as of September 30, 2008.

EN Boat, a subsidiary of the Company and owner of the Empress of the North, was unable to make its semi-annual payment on the note due July 17, 2008 and was unable to cure the payment default within the 30 day cure period. On August 15, 2008, the Company returned the Empress of the North to MARAD’s custodial control following its last sailing on August 9, 2008. As a result of the disposal of the Empress of the North, the Company wrote off $34.2 million in assets (primarily vessels) and $37.3 million in liabilities (primarily loans payable) and recorded a $3.1 million in gain on disposal for the quarter ended September 30, 2008. The default under the note will have a limited financial impact because recourse on the default is limited to the Empress of the North.

13.	Subsequent Event

On October 28, 2008, the Company entered into a settlement agreement with HAL Antillen N.V., whereby the Company received on October 31, 2008, approximately $2.6 million related to a dispute that arose from the purchase of Windstar Cruises.

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
Through our travel and events business, we provide event services to corporations, associations and trade show companies. In addition, we develop, market and manage performance improvement programs utilizing travel and merchandise awards designed to achieve specific corporate objectives, including achieving sales goals, improving productivity and attracting and retaining qualified employees. Our clients include Fortune 1000 companies and other large and small businesses.
We also reinsure property and casualty risks written by licensed U.S. insurers in the categories of commercial auto liability, commercial physical damage and workers’ compensation associated with members of highly selective affinity groups or associations.
In 2006 and 2007, we completed several major acquisitions in the cruise and marine segments. In 2007, we successfully completed the integration of the marine acquisitions, as well the Windstar Cruises acquisition. The integration of the domestic cruise operations proved to be more challenging than anticipated. If the current economic downturn continues for an extended period of time or worsens, we could experience a prolonged period of booking slowdowns or depressed cruise prices, which could adversely impact our business, financial condition and results of operations.
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
Travel and Event Related
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
Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123R is similar to the fair value approach described in SFAS No. 123. In 2005, we used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. We adopted SFAS No. 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of our plans, we did not have a cumulative effect of accounting change related to our plans. We also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.
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
Passenger Cruise Days
Passenger Cruise Days represent the number of passengers carried for the period multiplied by the number of days in their respective cruises.
Selected cruise operations statistical information is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Passengers Carried	16,852	21,119	39,905	41,763
Occupancy Percentage	81%	88%	79%	87%
Passenger Cruise Days	119,617	145,192	282,900	284,374
APCD	147,322	165,076	357,772	326,534

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007
Revenue
Total revenue for the three months ended September 30, 2008 was $83.5 million, compared to $95.4 million for the three months ended September 30, 2007. Our marine revenues decreased $7.1 million due to the timing of revenue recognition which is based on the percentage of completion method in our marina operations in Bellingham Marine. Our cruise revenue decreased $5.7 million due to a decrease of $4.0 million in revenues from our Majestic America Line and a decrease of $1.7 million in revenues from Windstar Cruises, both as a result of lower occupancy and fewer operating days, which were partially offset by an increase in average daily net ticket revenue during the third quarter of 2008 compared to the same quarter of 2007. Our travel and events related revenue increased $1.0 million primarily due to an increase in program volume.
Cruise Operating Expenses
Cruise operating expenses were $39.4 million for the three months ended September 30, 2008 compared to $41.9 million for the three months ended September 30, 2007. As a percentage of cruise revenue, cruise operating expenses increased to 72.6% during the three months ended September 30, 2008 from 69.8% during the three months ended September 30, 2007. This increase was primarily due to increases in fuel costs, freight and logistics costs and other direct operating expenses.
Cost of Marine Revenue
Cost of marine revenue was $17.9 million for the three months ended September 30, 2008 compared to $22.8 million for the three months ended September 30, 2007. As a percentage of marine revenue, cost of marine revenue increased slightly to 71.8% during the three months ended September 30, 2008 from 71.3% during the three months ended September 30, 2007.
Selling and Tour Promotion Expenses
Selling and tour promotion expenses decreased to $1.8 million for the three months ended September 30, 2008 from $8.0 million for the three months ended September 30, 2007. As a percentage of total revenue, selling and tour promotion decreased to 2.2% during the three months ended September 30, 2008 from 8.4% during the three months ended September 30, 2007, primarily due to the slow down in sales and marketing efforts for the Majestic America Line division.
General and Administrative Expenses
General and administrative expenses decreased to $13.2 million for the three months ended September 30, 2008 from $13.8 million for the three months ended September 30, 2007. As a percentage of total revenues, general and administrative expenses increased to 15.8% for the three months ended September 30, 2008 from 14.5% for the three months ended September 30, 2007.
Depreciation and Amortization
Depreciation and amortization expenses increased to $3.8 million for the three months ended September 30, 2008 from $3.2 million for the three months ended September 30, 2007. The increase is related to the additional depreciation expense during the three months ended September 30, 2008 due to the increase in property, vessels and equipment.
Loss and Loss Adjustment Expenses, Insurance Acquisition Costs and Other Operating Expenses
Loss and loss adjustment expenses, insurance acquisition costs and other operating expenses were $0.1 million for the three months ended September 30, 2008, compared to $0.2 million for the three months ended September 30, 2007. The decrease is related to the decrease in net insurance premiums earned in 2008 compared to 2007.
Operating Income
We recorded operating income of $7.4 million for the three months ended September 30, 2008, compared to $5.5 million for the three months ended September 30, 2007. The change is the result of the changes described above.

Other Income (Expense)
Other income for the three months ended September 30, 2008 was $3.0 million compared to other expense of $0.9 million for the three months ended September 30, 2007. Other income for the quarter ended September 30, 2008 consisted primarily of a $3.1 million in gain on disposal of the Empress of the North due to the return of the vessel to the United States Maritime Administration (“MARAD”) in August 2008. Other income also included $1.1 million in settlement recoveries from a legal claim related to the grounding of the Empress of the North in 2006 and $0.2 million in interest income. Other income was partially offset by $1.1 million in interest expense related to our convertible debt and $0.5 million in interest expense related to our ship financing. Other expense for the three months ended September 30, 2007 included $1.0 million in interest expense related to our convertible debt and 1.0 million in interest expense related to ship financing offset by $1.2 million in interest and dividend income.
Interest expense related to ship financing decreased during the three months ended September 30, 2008 compared to the same period in the prior year primarily due to the default on the debt secured by the Empress of the North. EN Boat, LLC (“EN Boat”), our subsidiary and owner of the Empress of the North, was unable to make its semi-annual payment on the note due July 17, 2008 and was unable to cure the payment default within the 30 day cure period. The Company transitioned the Empress of the North to the custodial control of MARAD on August 15, 2008 and wrote off the assets and liabilities of the Empress of the North recognizing a gain on disposal of $3.1 million in the three months ended September 30, 2008.
Income Taxes
We recorded an income tax provision of $0.8 million for the three months ended September 30, 2008, compared to $4.2 million for the three months ended September 30, 2007. In accordance with SFAS No. 109, during the fourth quarter of 2007 we established a full valuation allowance on our domestic deferred tax assets. As a result of the valuation allowance, no tax benefit was provided for the three months ended September 30, 2008 for our consolidated year-to-date domestic losses.
The Company will continue to assess its valuation allowance in future periods based on the provisions within SFAS No. 109. Future tax provision and benefits recorded will be affected by the presence of the valuation allowance.
Net Income
Net income for the three months ended September 30, 2008 was $9.6 million, compared to $0.4 million for the comparable period in 2007. The change is the result of the changes described above.
COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007
Revenue
Total revenue for the nine months ended September 30, 2008 was $221.0 million, compared to $208.6 million for the nine months ended September 30, 2007. For the period ended September 30, 2008, the increase in revenue was primarily related to increases within our cruise and marine operations. Our cruise revenue increased $10.4 million due to the addition of the first quarter revenue in 2008 from Windstar cruises which was acquired in April 2007. Our marine revenues increased $1.5 million due to increased sales in our marina operations at Bellingham Marine. Our travel and event related revenue increased $1.4 million primarily due to an increase in program volume. These increases were offset by a decrease of $0.9 million in premiums earned on existing insurance programs as a result of not entering into new programs in 2008.
Cruise Operating Expenses
Cruise operating expenses were $96.5 million for the nine months ended September 30, 2008 compared to $84.6 million for the nine months ended September 30, 2007. The increase in operating expenses was primarily due to full nine months of Windstar Cruises operations in 2008 compared to six months of operations in 2007. As a percentage of cruise revenue, cruise operating expenses increased to 78.6% during the nine months ended September 30, 2008 from 75.3% during the nine months ended September 30, 2007. This increase was primarily due to increases in fuel costs, freight and logistics costs and other direct operating expenses.

Cost of Marine Revenue
Cost of marine revenue was $64.5 million for the nine months ended September 30, 2008 compared to $64.3 million for the nine months ended September 30, 2007. As a percentage of marine revenue, cost of marine revenue decreased to 75.5% during the nine months ended September 30, 2008 from 76.5% during the nine months ended September 30, 2007.
Selling and Tour Promotion Expenses
Selling and tour promotion expenses decreased to $10.8 million for the nine months ended September 30, 2008 from $20.8 million for the nine months ended September 30, 2007. As a percentage of total revenue, selling and tour promotion decreased to 4.9% during the nine months ended September 30, 2008 from 10.0% during the nine months ended September 30, 2007, primarily due to the slow down in sales and marketing efforts for the Majestic America Line division.
General and Administrative Expenses
General and administrative expenses increased to $42.5 million for the nine months ended September 30, 2008 from $39.4 million for the nine months ended September 30, 2007. As a percentage of total revenues, general and administrative expenses increased to 19.3% for the nine months ended September 30, 2008 from 18.9% for the nine months ended September 30, 2007.
Depreciation and Amortization
Depreciation and amortization expenses were $11.2 million for the nine months ended September 30, 2008 compared to $7.9 million for the nine months ended September 30, 2007. The increase is primarily due to the additional depreciation expense during the nine months ended September 30, 2008 due to the increase in property, vessels and equipment from Windstar Cruises acquired in April 2007.
Loss and Loss Adjustment Expenses, Insurance Acquisition Costs and Other Operating Expenses
Loss and loss adjustment expenses, insurance acquisition costs and other operating expenses were $0.2 million for the nine months ended September 30, 2008, compared to $1.2 million for the nine months ended September 30, 2007. The decrease is related to the decrease in net insurance premiums earned in 2008 compared to 2007.
Operating Loss
We recorded an operating loss of $4.8 million for the nine months ended September 30, 2008, compared to $9.6 million for the nine months ended September 30, 2007. The change is the result of the changes described above.
Other Income (Expense)
Other income for the nine months ended September 30, 2008 was $0.8 million, compared to other expense of $2.0 million for the nine months ended September 30, 2007. Other income for the nine months ended September 30, 2008 consisted primarily of $3.1 million in gain on disposal of the Empress of the North, $1.7 million in insurance recoveries and settlements from 2006 and 2007 incidents related to the Empress of the North and Queen of the West, and $1.0 million in interest and dividend income. Other income was partially offset by a $3.2 million interest expense related to our convertible debt and $2.0 million in interest expense related to our ship financing Other expense for the nine months ended September 30, 2007 consisted of $3.2 million in interest expense related to our convertible debt and $2.9 million in interest expense related to our ship financing offset by $3.0 million in interest and dividend income and $0.6 million in insurance recoveries under our business interruption insurance on the Mississippi Queen® relating to the norovirus incident which occurred in October 2006.
Interest expense related to ship financing decreased during the nine months ended September 30, 2008 compared to the same period in the prior year primarily due to the default on the debt secured by the Empress of the North . EN Boat, our subsidiary and owner of the Empress of the North, was unable to make its semi-annual payment on the note due July 17, 2008 and was unable to cure the payment default within the 30 day cure period. On August 15, 2008, we returned the Empress of the North to the MARAD’s custodial control following its last sailing on August 9, 2008. As a result of the disposal of the Empress of the North, we wrote off $34.2 million in assets (primarily vessels) and $37.3 million in liabilities (primarily loans payable) and recorded a $3.1 million in gain on disposal for the nine months ended September 30, 2008. The default under the note should have limited financial impact because recourse on the default is limited to the Empress of the North.

Income Taxes
We recorded an income tax provision of $0.7 million for the nine months ended September 30, 2008, compared to an income tax benefit of $9.2 million for the nine months ended September 30, 2007. In accordance with SFAS No. 109, during the fourth quarter of 2007 we established a full valuation allowance on our domestic deferred tax assets. As a result of the valuation allowance, no tax benefit was provided for the nine months ended September 30, 2008 for our consolidated domestic losses.
We will continue to assess our valuation allowance in future periods based on the provisions within SFAS No. 109. Future tax provision and benefits recorded will be affected by the presence of the valuation allowance.
Net Loss
Net loss for the nine months ended September 30, 2008 was $4.8 million, compared to $2.4 million for the comparable period in 2007. The change is the result of the changes described above.
Liquidity and Capital Resources
In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our cash and cash equivalents and cash generated from our operating and financing activities.
Net cash used in operating activities for the nine months ended September 30, 2008 was approximately $8.3 million, compared to net cash provided by operations of $7.9 million for the nine months ended September 30, 2007. The change in net cash relates primarily to timing differences in the collection of current assets and the payment of current liabilities, an increase in net loss, a decrease in accounts payable and accrued expenses, billings in excess of costs on construction contracts and passenger deposits. Additionally, passenger deposits decreased compared to the prior year since no 2009 sailings have been scheduled for the Majestic America Line vessels due to the wind down of the Majestic America Line operations. This decrease was partially offset by an increase in the non-cash charges during the period and a decrease in accounts receivable, premiums received and costs in excess of billings on construction contracts.
Net cash used in investing activities for the nine months ended September 30, 2008 was $0.4 million compared to $24.9 million for nine months ended September 30, 2007. The change is primarily due to a decrease in proceeds from sale of securities, offset by increased availability of cash that was previously restricted by our credit card processors and reduced expenditures for purchase of property, vessels and equipment. In April 2008, our credit card processor increased our restricted cash by an additional $5 million which raised the target level of restricted cash for Majestic America Line to $20 million. This additional withholding was effective beginning in the second quarter of 2008. To date, the credit card processor has been returning restricted cash on a weekly basis as sailings are completed. We expect these returns to continue through the end of the Majestic America Line season but any unforeseen disruption to the returns of these funds could have a significant negative impact on our operations.
As of September 30, 2008, we have incurred significant capital expenditures and cost for improvements to and maintenance of our ships, and we anticipate that these expenditures and costs will not materially change during the remainder of 2008. We do not have any material commitments for capital expenditures in our marine, travel and events or insurance businesses in 2008.
On January 13, 2006, ACG acquired American West. Under the terms of the agreement, ACG acquired the membership interests of American West for one dollar, repaid debt of approximately $4.3 million and assumed approximately $41.5 million in fixed rate, 4.63% debt payable through 2028 and guaranteed by MARAD. On August 15, 2008, ACG returned the Empress of the North that was acquired as part of the acquisition of American West to MARAD’s custodial control. As a result of the disposal of the Empress of the North, we wrote off $34.2 million in assets (primarily vessels) and $37.3 million in liabilities (primarily loans payable) including the debt guaranteed by MARAD and recorded a $3.1 million in gain on disposal for the quarter ended September 30, 2008. In addition, the American West acquisition transaction consideration consisted of 250,000 shares of our restricted common stock, which is subject to forfeiture to us if certain future financial targets are not met during the four years following the close of the transaction. Subsequent to the return of the Empress of the North, we anticipate that the 250,000 restricted shares will not be earned but will be forfeited pursuant to the terms of the agreement.

On April 25, 2006, ACG acquired the cruise-related assets and liabilities of Delta Queen for $1.8 million in cash, the assumption of passenger deposits and the assumption of approximately $35.0 million of fixed rate, 6.50% debt payable through 2020 and guaranteed by the MARAD. In addition, the transaction included contingent consideration of 100,000 shares of our common stock, to be granted to Delta Queen Steamboat Company, Inc. if certain future financial targets are met in any of the three years following the close of the transaction. No shares related to the contingent consideration were issued in 2006, 2007 or the nine months ended September 30, 2008.
On February 13, 2006, BellPort purchased certain assets related to the Newport Harbor Shipyard for $0.5 million. Concurrent with the asset purchase, BellPort entered into a long term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011.
In July 2006, we acquired Bellingham Marine through the acquisition by our Ambassadors Marine Group LLC subsidiary of 100% of the outstanding stock of Nishida Tekko America Corporation from its parent company, Nishida Tekko Corporation. In addition, Ambassadors Marine Group and Nishida Tekko Corporation entered into an option agreement pursuant to which Nishida Tekko Corporation was granted a five year option to acquire 49% of the outstanding stock of Nishida Tekko America Corporation for $3.4 million plus 7% simple interest, however, this option was terminated upon agreement by both parties in August 2008.
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
On April 29, 2008, we announced our intention to sell Majestic America Line. We intend on operating Majestic America Line through the 2008 season and are formalizing the plans necessary for conducting the exit of the business in an orderly and effective manner. Several credible parties have expressed interest in acquiring some or all the assets of Majestic America Line and building upon the efforts and investments we have made in delivering unique cruise experiences that celebrate American history, culture and our magnificent waterways.
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
Net cash used in financing activities for the nine months ended September 30, 2008 was $3.6 million, compared to net cash provided by financing activities of $27.7 million for the nine months ended September 30, 2007. Activity for the nine months ended September 30, 2008 included $4.3 million in payments on long-term debt compared to $3.6 million during the nine months ended September 30, 2007. Activity for the nine months ended September 30, 2008 also included $0.7 million in proceeds from line of credit compared to $1.0 million in proceeds from line of credit during the nine months ended September 30, 2007. In 2007, an additional $60.1 million was used to repay the seller financing debt incurred in the acquisition of Windstar Cruises and related accrued interest. Net cash provided by financing activity in 2007 included $97.0 million from our convertible debt offering offset by $3.3 million toward payment of convertible debt offering costs. Net cash used by financing activity during the nine months ended September 30, 2007 also included $2.2 million of cash dividends totaling $0.20 per common share and $1.6 million to purchase our common stock in the open market.
On September 2, 2003, the Company’s board of directors authorized a new dividend policy of paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. We and our board of directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, our financial position and other conditions which may affect our desire or ability to pay dividends in the future. Subsequent to the dividend declared in May 2007, our board of directors did not approve any additional dividends for 2007 or for the first three quarters of 2008.

The following dividends were declared in 2007 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount
March 12, 2007	March 19, 2007	$1,084
May 21, 2007	May 31, 2007	1,084
In the ordinary course of business we may from time to time be required to enter into letters of credit related to our insurance programs and for our travel related programs with airlines, travel providers and travel reporting agencies. As of September 30, 2008, we had outstanding approximately $5.9 million in letters of credit related to property and casualty insurance programs which are scheduled to expire at various dates through 2009. As of September 30, 2008, we had outstanding approximately $0.1 million in letters of credit related to travel and event business operations that expire at various dates through 2009.
Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 15% of loss and loss adjustment expense reserves or a minimum total statutory capital and surplus required for a Class 3 Company of $1.0 million, whichever is greater. As of September 30, 2008, Cypress Re had $3.2 million in total statutory capital and surplus which is in excess of the required statutory capital and surplus of $1.0 million. In April 2008, we reduced our capital by $3.3 million based on authority from Bermuda.
In November 1998, our board of directors authorized the repurchase of up to an aggregate of $20.0 million of our common stock in the open market or through private transactions. In August 2006, our board of directors authorized an additional $10.0 million for the repurchase of our common stock in the open market or through private tractions, providing for an aggregate of $30.0 million. This repurchase program is ongoing and as of September 30, 2008, we had repurchased 1,102,650 shares for approximately $14.0 million. No shares were repurchased during the nine months ended September 30, 2008. We do not believe that any future repurchases will have a significant impact on our liquidity.
We believe that cash, cash equivalents, available-for-sale securities and cash flows from operations and from other potential investing and financing sources will enable us to meet our anticipated operating cash needs for at least the next twelve months. We continue to pursue financing alternatives for Windstar Cruises as well as finalizing plans for the sale of Majestic America Line.
Trends and Uncertainties
The results of operations and financial position of our business may be affected by a number of trends or uncertainties that have, or that we reasonably expect could have, a material effect on income from continuing operations, cash flows and financial position. Such trends and uncertainties include current global economic conditions, tightened credit markets, the repercussions of the war in Iraq or terrorist acts, our acquisition of or investment in complementary businesses and significant changes in estimates for potential claims or other general estimates related to our reinsurance business. We will also, from time to time, consider the acquisition of or investment in businesses, services and technologies that might affect our liquidity requirements.
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

Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
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

10.1
Amendment No. 3, dated as of July 19, 2008, to Loan Agreement dated as of September 1, 2006 by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A. (1)

10.2
Amendment No. 4, dated as of September 25, 2008, to Loan Agreement dated as of September 1, 2006 by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A. (2)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Filed as an exhibit to our Form 8-K for July 19, 2008 and incorporated herein by reference.

(2)	Filed as an exhibit to our Form 8-K for September 25, 2008 and incorporated herein by reference.

(3)	Attached hereto.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)
Date: October 31, 2008	By:	/s/ Blake T. Barnett
Blake T. Barnett
Chief Financial Officer, (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description

10.1
Amendment No. 3, dated as of July 19, 2008, to Loan Agreement dated as of September 1, 2006 by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A. (1)

10.2
Amendment No. 4, dated as of September 25, 2008, to Loan Agreement dated as of September 1, 2006 by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A. (2)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Filed as an exhibit to our Form 8-K for July 19, 2008 and incorporated herein by reference.

(2)	Filed as an exhibit to our Form 8-K for September 25, 2008 and incorporated herein by reference.

(3)	Attached hereto.