Form 10-K
period 2008-12-31
AMBASSADORS INTERNATIONAL INC
filed 2009-04-15
CIK 946842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-26420

AMBASSADORS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1688605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1071 Camelback Street Newport Beach, CA (Address of Principal Executive Offices)	92660 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (949) 759-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value	Nasdaq Global Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $40,806,204 based on the closing sale price as reported on the Nasdaq Global Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 7, 2009

Common Stock, $.01 par value per share	11,177,267

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2009 Annual Meeting of Stockholders to be filed no later than April 30, 2009.

PART I

Item 1.	Business

Overview

In 2008, we were a cruise, marine and travel and events company. Our cruise operations included U.S.-flagged cruise ships that sailed along the inland rivers and coastal waterways of North America and international-flagged ships that sailed to destinations in the Caribbean, Europe, the Americas and the Greek Isles.

Through our marine business, we were a global provider of marina design and construction services. Our marine business also offered marine operations, management and consulting services to marina owners.

Through our travel and events business, we provided event services to corporations, associations and trade show companies. In addition, we developed, marketed, and managed performance improvement programs utilizing travel incentives and merchandise awards designed to achieve specific corporate objectives, including achieving sales goals, improving productivity and attracting and retaining qualified employees. Our clients included Fortune 1000 companies, and other large and small businesses.

We also earned a declining portion of our revenues by reinsuring property and casualty risks written by licensed United States (“U.S.”) based insurers. The lines of business that were being reinsured included commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.

In April 2008, we announced our intention to sell the domestic cruise operations of Majestic America Line. In February 2009, we announced our intention to sell our non-cruise related operations including marine, travel and events and insurance divisions and operate solely as a cruise company through the international cruise operations of Windstar Sail Cruises Limited (“Windstar Cruises”).

Our principal executive offices are located at 1071 Camelback Street, Newport Beach, California, 92660-3228 and our telephone number is (949) 759-5900.

Business Strategy

In February 2009, we announced our intentions to focus solely on Windstar Cruises. We plan to sell all non-Windstar Cruises related assets, including the assets of Majestic America Line that was announced in April 2008, in order to concentrate our efforts on the small ship international luxury segment. We also plan on moving our corporate office from Newport Beach, California to Seattle, Washington. We believe that Windstar Cruises has the most potential long term growth for our shareholders and a successful sale of our other businesses would provide us with stability in a difficult economy.

Our strategy for Windstar Cruises is to become a leader in the luxury small ship cruise segment. A key part of our international business strategy will be making cruise acquisitions that we believe are complementary to our international cruise business. We believe that by acquiring or developing strong brands in the luxury small ship category, we can become a global provider of vacation experiences to unique and desirable destinations. We intend to continue evaluating and considering acquisition opportunities that are complementary to our Windstar Cruises operations.

Business Operations

As of December 31, 2008, and for purposes of this report, we reported the following business segments:

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

Cruise Segment

We conducted our cruise operations under our Majestic America Line and Windstar Cruises brands within our Ambassadors Cruise Group, LLC (“ACG”) subsidiary.

Our Majestic America Line was a domestic provider of overnight passenger cruises along the inland rivers and coastal waterways of North America. During 2008, we owned seven U.S.-flagged cruise ships under the Majestic America Line brand, including the Empress of the North, Queen of the West, Columbia Queen, Contessa, American Queen®, Delta Queen® and Mississippi Queen®.

In April 2007, we formed Ambassadors International Cruise Group, LLC (“AICG”) as a subsidiary of ACG and acquired Windstar Cruises, a luxury, small ship cruise line consisting of three international-flagged motor-sail yachts: Wind Surf, Wind Spirit and Wind Star. Windstar Cruises’ fleet of luxury yachts explore hidden harbors and secluded coves of the world’s most treasured destinations. Windstar Cruises offers sailings in the Caribbean, Europe, the Americas and the Greek Isles.

In April 2008, we announced our intention to sell the Majestic America Line. In 2008, we held the farewell season for the Delta Queen®. The Mississippi Queen® did not operate in 2007 and the Contessa and the Mississippi Queen® did not operate in 2008. The Empress of the North and the American Queen® were surrendered to the United States through the Department of Transportation Maritime Administration (“MARAD”) in August 2008 and November 2008, respectively. None of the remaining five ships under the Majestic America Line brand will sail in 2009.

In January 2009 DQ Boat, LLC, a wholly owned subsidiary of the Company and owner of the Delta Queen® entered into Bareboat Charter Agreement with Delta Queen, LLC to lease the Delta Queen® for use as a fixed location boutique hotel, restaurant and bar in Chattanooga, Tennessee.

We acquired our U.S. cruise operations through a series of acquisitions. In January 2006, ACG acquired American West Steamboat Company, LLC (“American West”), a cruise company that offered cruises through Alaska’s Inside Passage and on the Columbia and Snake rivers. In April 2006, we acquired the cruise-related assets of Delta Queen Steamboat Company, Inc. (“Delta Queen”).

Each of our U.S.-flagged ships offered a boutique experience unique to itself and intimate access to the scenic places, historical events and varied cultures that define regional America. Our attention to quality with deluxe comfort and warm attentive service from an American crew made voyage on the ships of Majestic America Line a truly unique experience. Our intimate ships ensured a comfortable, yet refined, cruise experience where guests could mingle with everyone aboard, from their fellow adventurers to our crew, including the ship’s captain.

For the period from 2006 through 2008, we offered cruises through Alaska’s Inside Passage onboard the Empress of the North, and on the Columbia and Snake rivers onboard the Empress of the North, Columbia Queen, Queen of the West and Contessa. We also offered cruises onboard the American Queen®, Delta Queen® and Mississippi Queen® on many of America’s best known rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas rivers, with stops at many of America’s most historic cities, battlegrounds and estates, including New Orleans, Memphis and St. Louis. Some of our cruises offered an onboard historian and naturalist and shore excursions to enhance our passengers’ understanding of the wildlife, history and cultures of the areas traveled.

To attract customers, we developed products that combined our river and coastal cruises with escorted tours and overnight stays at historic port cities. As a convenience to our passengers, we also arranged hotel accommodations and air and land transportation to and from our cruise embarkation and disembarkation points.

As of December 31, 2008, our U.S.-flagged cruise ships offered a total of 928 passenger berths and our international-flagged ships offered a total of 608 passenger berths. We utilize passenger berths as our measurement of capacity on our ships. Each passenger berth represents a bed that can be sold to customers for overnight accommodations on our cruises.

In 2008, we operated five of the seven U.S.-flagged ships under the Majestic America Line brand and all three international-flagged ships under the Windstar Cruises brand. In 2009, we will only operate our Windstar Cruise Line. As of December 31, 2008, the following is a listing of our U.S.-flagged and international-flagged cruise ships:

	Passenger	In-Service
Ship	Berths	Year	Itineraries

• Queen of the West	142	1993	Domestic
• Columbia Queen	150	2000	Domestic
• Delta Queen®	176	1926	Domestic
• Mississippi Queen®	412	1976	Domestic
• Contessa	48	1986	Domestic
• Wind Surf	312	1989	International
• Wind Star	148	1986	International
• Wind Spirit	148	1987	International

Marine Segment

Through our marine business, the Ambassadors Marine Group, LLC (“AMG”) subsidiary, provided marina design, manufacturing and construction services. We also offered marine operations, shipyard services, management and consulting services to marina owners. Our marine operations primarily consisted of the operations of Bellingham Marine Industries, Inc. (“Bellingham Marine”) and BellPort Group, Inc. (“BellPort”). Our marine business customer base was widespread and geographically diverse, and included corporations, government agencies and private individuals.

Bellingham Marine is a global marina builder, providing design and construction services to marina owners throughout the world. We designed, manufactured and installed dock and drystack systems from nine different plants worldwide. We also supplied manufactured dock systems that can be installed by others. We continually improved our products as each project is individually designed for its specific geographic location. In addition, we used a variety of consulting engineers who help us upgrade our products’ designs and material types to increase product longevity and minimize maintenance requirements. We believed that the future growth of our marine business would be driven primarily by the operations of Bellingham Marine given its current size and international presence.

During the first half of 2006, we conducted our marine operations through our wholly-owned subsidiary, BellPort Group, which we acquired in February 2005. In February 2006, we acquired BellJa Holding Company, Inc., through which we acquired our 34% interest in BellPort Japan Company, Ltd. (“BellPort Japan”), a marina operator, owner and developer of waterfront real estate in Japan, including both residential communities and marina facilities. In connection with this acquisition, we extended our license agreement with BellPort Japan through 2010. Pursuant to the license agreement, as amended in July 2008, we receive license fees in U.S. dollars of 0.5% of revenue generated using the BellPort brand in Japan with an annual minimum of $60,000. In July 2006, we formed AMG, which became the parent company to BellPort. On August 20, 2007, the majority shareholder of BellPort Japan increased its capital contribution in BellPort Japan resulting in dilution of our investment in BellPort Japan from 34% to 0.9%. We retained an option (not obligation) to contribute capital to increase our investment to 34%. In July 2008, by mutual agreement with the majority shareholder of BellPort Japan, we forfeited this option.

On July 21, 2006, we acquired Bellingham Marine through the acquisition of 100% of the outstanding stock of Nishida Tekko America Corporation from its parent company, Nishida Tekko Corporation. Concurrent with the acquisition, AMG acquired 49% of the outstanding stock of Bellingham Marine in satisfaction of certain debt obligations. As a result of this stock purchase, we hold our ownership of Bellingham Marine through two wholly-owned subsidiaries, AMG, with its 49% interest, and Nishida Tekko America Corporation, with the remaining 51% ownership interest. In addition, AMG and Nishida Tekko Corporation entered into an option agreement pursuant to which Nishida Tekko Corporation was granted a five year option to acquire 49% of the outstanding stock of Nishida Tekko America Corporation for $3.4 million plus 7% simple interest. The effect of the option exercise would have given Nishida Tekko Corporation an approximate 25% interest in Bellingham Marine. This option was terminated upon agreement by both parties in July 2008.

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

We also have a 50% ownership interest in Deer Harbor WI, LLC. Deer Harbor WI, LLC owns a marina facility in Deer Harbor, Orcas Island, Washington.

In February 2009, we announced our plans to sell our non-Windstar assets including our marine segment. See note 20, “Subsequent Events” of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. In 2008, we recorded an impairment charge of $21.3 million on the assets of AMG. See note 13, “Impairment or Disposal of Long-Lived Assets” of the Notes to Consolided Financial Statements in this Annual Report on Form 10-K.

Travel and Events Segment

Our travel and events segment operated under the Ambassadors, LLC brand. We provided event services to corporations, associations and trade show companies. In addition, we developed, marketed and managed performance improvement programs utilizing travel incentives and merchandise awards designed to achieve specific corporate objectives, including achieving sales goals, improving productivity and attracting and retaining qualified employees. Our clients included Fortune 1000 companies and other large and small businesses.

In offering event services, our travel and events business provided conference and event strategy and creative, production and logistics management. Our professionals met with existing or potential clients to determine their business objectives in advance of their conference, event or meeting. As each client has unique requirements for services, we determined the scope of the project and work closely with their staff during the planning stage of the event and onsite production of the event.

In addition, our travel and events group offered hotel reservation, registration and other services for conventions, tradeshows and large specialty events. The contracts for these services generally covered an annual meeting or event and may be for a term of one to several years. Our services included negotiating hotel room blocks, creating sub-blocks and fulfilling requests for hotel rooms for large citywide events. Hotel reservation requests were received by mail, fax and telephone by our call center staff. We accepted reservation requests over the Internet, by e-mail and through proprietary technology utilizing the Internet to book hotel reservations. This technology also enables clients, attendees, and hotel partners to obtain real-time reports and information over the Internet at any time.

In February 2009, we announced our plans to sell our travel and events segment. See note 20, “Subsequent Events” of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

As of December 31, 2008, loss and loss adjustment expenses incurred did not exceed our aggregate reinsurance limit on any of our quota share agreements. We have not entered into any quota share agreements since June 2005 and have scaled back any plans to enter any new reinsurance business due to current business conditions in the U.S. economy.

In February 2009, we announced our plans to sell our non-Windstar Cruises assets including the reinsurance business. See note 20, “Subsequent Events” of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

The marine industry is a competitive marketplace. We compete with other marina builders, service providers and general contractors in terms of quality, price, product and timing. We believe that we deliver products superior to those of our competition, and have created a development team, facilities and processes that allow us to exceed our clients’ expectations. We believe that our brands are well known for quality within the industry. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us.

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

Regulation

Ship Maintenance

Operation of our U.S.-flagged ships is subject to regulations established by the U.S. Department of Transportation that are enforced by the U.S. Coast Guard and other international class societies. Among these regulations is the requirement that the ships be taken out of operation and removed from the water for inspection of the exterior of the hull on a periodic basis, referred to as drydocking, as well as the performance of certain regularly scheduled maintenance service. We usually layup our domestic ships in the winter months when they are typically out of operation due to limited demand. As of December 31, 2008, the Queen of the West, Columbia Queen, Contessa, Delta Queen® and the Mississippi Queen® were layed up pending sale of these vessels. Our international ships must be drydocked at least twice every five years and therefore are typically drydocked at preplanned times of low demand.

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

The Federal Maritime Commission regulates passenger ships with 50 or more passenger berths departing from U.S. ports and requires that operators post surety bond to be used if the operator fails to provide cruise services, or otherwise satisfy certain financial standards. As of December 30, 2008, we have secured a $8.7 million surety bond as security under the Federal Maritime Commission. We may in the future be required to make additional financial deposits directly with the Federal Maritime Commission in proportion to advance passenger deposits received.

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

U.S., Canadian and various state government or regulatory agencies have enacted or are considering new environmental regulations or policies that could adversely affect the cruise vacation industry. Some environmental groups have lobbied for more stringent regulation of cruise ships and have generated negative publicity about the cruise vacation industry and its environmental impact. Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to ship discharges, could increase the cost of compliance or otherwise adversely affect the value of our domestic vessels.

Taxation

The following summary of the principal United States tax laws applicable to our cruise operations, as well as the conclusions regarding certain issues of tax law, are based on the provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), existing and proposed U.S. Treasury Department regulations, administrative rulings, pronouncements and judicial decisions, all as of the date of this Annual Report. No assurance can be given that changes in or interpretation of existing laws will not occur or will not be retroactive or that anticipated future circumstances will in fact occur. Our views should not be considered official, and no assurance can be given that the conclusions discussed below would be sustained if challenged by taxing authorities.

We own and operate our Windstar Cruise fleet of three Bahamian registered cruise vessels through foreign corporations that are subsidiaries of AICG, a wholly owned subsidiary of ours incorporated in the Marshall Islands. As a result of special tax elections, these foreign subsidiary corporations are treated as “branches” of AICG. Therefore, for purposes of the following discussion, AICG and not the subsidiaries will be treated as the owner and operator of the Windstar Cruise fleet.

Taxation to AICG of its Cruise Income: In General

AICG derives substantially all of its gross income from the operation of the Windstar Cruises vessels in international transportation. This income principally consists of hire for the transportation of passengers, which is referred to herein as “cruise income.”

Cruise income that is attributable to transportation that begins or ends, but that does not both begin and end, in the U.S. will be considered to be 50% derived from sources within the United States. Cruise income attributable to transportation that both begins and ends in the United States, without an intervening non-U.S. port of call, will be considered to be 100% derived from sources within the United States. AICG will not engage in cruise operations that give rise to 100% U.S. source income. Cruise income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the United States. Cruise income derived from sources outside the U.S. will not be subject to any U.S. federal income tax. AICG’s vessels will operate in various parts of the world, including to or from U.S. ports.

Unless exempt from U.S. taxation under Section 883 of the Code, AICG’s U.S. source shipping income will be subject to U.S. federal income taxation under the net and branch tax regime described below.

Under Section 883 of the Code, AICG qualifies for exemption from U.S. federal tax on its U.S. source cruise income derived from its Windstar Cruises since for more than half the days of the years 2007 and 2008: (i) AICG was organized under the laws of the Republic of the Marshall Islands, a foreign country that grants the requisite equivalent exemption from tax on cruise income earned by U.S. corporations and (ii) AICG was a “controlled foreign corporation” as defined by Section 957 of the Code (“CFC”) and more than 50% of AICG’s stock was owned by a U.S. domestic “C” corporation, namely us.

Taxation in the Absence of an Exemption under Section 883

In the absence of an exemption under Section 883, a foreign corporation such as AICG would be subject to either the net income and branch profits tax regimes of Section 882 and Section 884 of the Internal Revenue Code (the “net tax regime”) or the four percent of gross income tax regime of Section 887 of the Internal Revenue Code (the “four percent tax regime”).

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

Controlled Foreign Corporation Tax Regime

As the 100% U.S. Shareholder of AICG, which as indicated above is a CFC, we are subject to tax under the CFC regime on AICG’s “Subpart F income” whether or not AICG makes any distributions of such income to us.

For taxable years beginning on or after January 1, 2005, Subpart F income does not include income derived from the international operation of ships. Therefore, none of Windstar Cruises income is “Subpart F” income. However, Subpart F income does include, among other things, interest and other passive investment income, income from the sale or purchase of certain goods to or from a related party, certain income from the provision of services to a related party and any increase in our investments in certain property located in the U.S.

Inclusions of Subpart F income will increase our adjusted basis in our stock interests in AICG. Any subsequent distributions of earnings and profits attributable to previously included Subpart F income will be non-taxable to us and will reduce our adjusted basis in our AICG stock interests.

Our gain on the disposition of our AICG stock would be treated as a dividend to the extent of the AICG’s untaxed earnings and profits.

Reinsurance Capital Requirement

Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 15% of loss and loss adjustment expense reserves, or $1.0 million, whichever is greater. As of December 31, 2008, Cypress Re had $2.6 million in total statutory capital and surplus which exceeded the required statutory capital and surplus of $1.0 million. In April 2008, we reduced our capital by $3.3 million based on authority from Bermuda.

Insurance

We maintain a variety of insurance coverage for the operations of our businesses, including but not limited to coverage for professional and general liability. We also maintain insurance coverage on our ships, real property and personal property, and as required on leased properties.

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

We also carry a multi-line marine and non-marine package policy that is underwritten by various insurers. This package policy provides hull and machinery coverage that insures against physical loss and damage to the Windstar ships, subject to various deductibles. The ships are insured for their appraised value. Although we believe the risk of a total loss of our ships is remote, in all likelihood, the replacement costs would significantly exceed these coverage limits. Additionally, this package policy provides coverage against loss of revenue and extra expenses incurred in connection with a marine casualty or other covered interruption in service, subject to various deductibles.

We believe our insurance coverage is adequate based on our assessment of the risks to be insured, the probabilities of loss and the relative cost of available coverages. However, there can be no assurance that the insurance we maintain will be adequate in the event of a claim, or that such insurance will continue to be available in the future or at reasonable prices.

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

Employees

As of December 31, 2008, we employed 518 employees of whom 502 were full time employees and 16 were part time employees. Our employees are primarily located in the states of California, Florida, Georgia, Illinois, Oregon, Pennsylvania, Washington; the countries of Australia, England, New Zealand, France, Spain, Philippines and Indonesia; and various other individual offices throughout the U.S. and the world. We have full-time employees engaged in management, construction, marketing and sales, operations, administration and finance. We also employ temporary labor on a periodic basis to assist with our operations due to the seasonal nature of our cruise and travel and events businesses. None of our U.S. employees is subject to collective bargaining agreements or is represented by a union. We believe that our labor relations are good. Our international crews of Windstar Cruises are members of certain international unions established by their countries of origin.

Seasonality

Our businesses are seasonal. Prior to 2006, the majority of our operating results were recognized in the first and second quarters of each fiscal year, which corresponds to the busy season for our travel and events services. As a result of the acquisitions within our cruise segment and the size of our cruise operations in relation to our overall operations, beginning in 2006, a majority of our operating results are expected to be recognized in the second and third quarters of each fiscal year, which coincides with the cruising season. Our future annual results could be adversely affected if our revenue were to be substantially below seasonal norms during the second and third quarters of the year.

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

Risks Related to Our Company and Our Industry

If we are not successful at a combination of selling our non-Windstar Cruises assets, raising additional financing and/or renegotiating existing debt obligations in order to raise funds for operations, we may not be able to continue as a going concern.

Due to the current global downturn in the economy, specifically the decrease in vacationers’ discretionary spending and the direct impact this has on the reduction in cruise bookings, decrease in corporate spending on incentive programs and the tightening effect of the credit market on financing for construction projects, we will need additional sources of cash in the immediate future in order to fund operations in 2009. Accordingly, in February 2009, we announced our intention to sell our non-Windstar Cruises related assets, including the operations of marine, travel and events, Majestic America Line and insurance operations. We hired an investment banking firm who is actively marketing the non-Windstar Cruise assets for immediate sale. In addition to the sale of assets, we are also seeking additional financing sources and renegotiating existing debt obligations. Based on the terms of the asset sales or additional financing, if any, our stockholders may have additional dilution. The amount of dilution could be attributed to the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

Although we are in discussions with potential buyers and other prospects for additional funds, we currently have no completed funding commitments or sale transactions. If we are not able to sell our non-Windstar Cruises assets, raise additional financing and/or renegotiate existing debt obligations in order to raise funds for operations, we will be forced to extend payment terms with vendors where possible, and/or to suspend or curtail certain of our planned operations and possibly seek protection in bankruptcy. Any of these actions would harm our business, results of operations and future prospects, could cause our debt obligations to be accelerated and could result in potential damages on existing contracts within our marine and travel and events divisions.

As a result of our need for additional financing and other factors, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended December 31, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

If we cease to continue as a going concern, due to lack of available capital or otherwise, you may lose your entire investment in our company.

The change in strategic direction to focus on our cruise division requires us to execute the orderly divestiture of our marine and travel and events divisions in a difficult transactional atmosphere.

The current credit turmoil being experienced throughout the United States lending sector has reduced the ability of viable bidders to engage in mergers and acquisitions. We have stated our strategic focus on the Windstar Cruises portion of our cruise division and are currently in the process of selling our marine division, travel and events division, Majestic America Line and insurance business. Failure to consummate these divestitures will result in a reduction of liquidity for the cruise division and will prolong operational costs associated with consolidating our businesses.

The adverse impact of the continuing worldwide economic downturn on the demand for cruises could adversely impact our operating results, cash flows and financial condition.

The demand for cruises is affected by international, national and local economic conditions. The current worldwide economic downturn has had an adverse effect on vacationers’ discretionary spending and consumer confidence which has resulted in cruise booking slowdowns, decreased cruise prices and lower onboard revenues for us and for the others in the cruise industry. We cannot predict the extent or duration of this downturn or the timing or strength of a subsequent economic recovery. However, if the downturn continues for an extended period of time or worsens, we could experience a prolonged period of booking slowdowns, depressed cruise prices and reduced onboard revenues. This would adversely impact our operating results, cash flows and financial condition including the impairment of the value of our ships and other intangible assets.

In connection with our acquisitions within the cruise segment, we assumed or incurred a significant amount of indebtedness, which could adversely affect our cash flows and business.

In 2007, we obtained $60.0 million in seller financing from our acquisition of Windstar Cruises, payable at 7.0% through 2017. The Windstar Cruises seller financing was paid in full in April 2007 through the use of proceeds received from a $97.0 million offering of 3.75% senior convertible notes due April 15, 2027. Interest on the convertible notes is payable semi-annually in arrears on April 15 and October 15 in each year, commencing October 15, 2007. As a result of this debt, demands on our cash resources have increased. The increased levels of debt could, among other things:

•	require us to dedicate the majority of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions and other purposes;

•	increase our vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions;

•	adversely affect our credit rating;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;

•	create competitive disadvantages compared to other companies with less indebtedness; and

•	limit our ability to apply proceeds from an offering or asset sale to purposes other than the repayment of debt.

We may not be able to make interest payments on our senior convertible notes.

In connection with our 3.75% senior convertible notes, we are required to make scheduled interest payments amounting to $1.8 million semi-annually in arrears on April 15 and October 15 in each year, commencing October 15, 2007. We did not make a $1.8 million scheduled interest payment due and payable on April 15, 2009 on our 3.75% senior convertible notes. We have until May 15, 2009 to cure this default. If we are unable to make the scheduled interest payments an event of default will occur and the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding notes may declare the principal and accrued and unpaid interest on all the outstanding notes to be due and payable immediately.

Our financial performance is subject to seasonal and quarterly fluctuations which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us.

Our businesses are seasonal. We recognize cruise-related revenues at the completion of the cruise. We recognize revenue for marine and related services in accordance with the respective contracts. We recognize travel and event-related revenues in the month a program operates. We recognize insurance premiums as revenue over the period of the insurance contracts in proportion to the amount of the insurance coverage provided. Prior to 2006, the majority of our operating results were recognized in the first and second quarters of each fiscal year, which corresponds to the busy season in our travel and events segment. As a result of the acquisitions within our cruise segment and the size of our cruise operations in relation to our overall operations, a majority of our operating results will be recognized in the second and third quarters of each fiscal year, which coincides with the cruising season. Our future annual results could be adversely affected if our revenue were to be substantially below seasonal norms during the second and third quarters of each fiscal year. Our operating results may fluctuate as a result of many factors, including:

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

A substantial portion of our operations is directly associated with the travel industry. Demand for travel and vacation is dependent on the underlying strength of the economy. As a result, our operations are subject to special risks inherent in doing business in that industry. Adverse changes in the economic climate, such as higher fuel prices, higher interest rates and changes in governmental policies could reduce the discretionary income of our potential cruise passengers or companies scheduling conventions, trade shows or meetings. Consequently, this could negatively affect demand for vacations, including cruise vacations, and for travel, events or conventions, all of which are discretionary purchases. In addition, the travel industry is highly susceptible to unforeseen events, such as wars, acts of terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights. Demand for our products and services may also be adversely affected by natural occurrences such as hurricanes, earthquakes, epidemics and flooding in regions in which we offer our products and provide our services. Periods of instability or uncertainty surrounding the travel industry may reduce the demand for our programs and services and could adversely affect our business, financial condition and results of operations.

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

Our success in our international cruise business is highly dependent on our third party vessel management company.

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

The operation of cruise ships involves the risk of accidents, including those caused by the improper operation of our ships, passenger and crew illnesses such as the spread of contagious diseases, mechanical failures, fires, collisions, inappropriate crew or passenger behavior, weather events, security breaches and other incidents which may bring into question passenger safety, health, security and vacation satisfaction and thereby adversely affect future industry performance and expose us to claims by those that may be harmed. For example, our Queen of the West experienced an engine fire in April 2008 which resulted in nine cancelled sailings and our Empress of the North ran aground in May 2007 during a cruise, requiring us to cancel twelve non-consecutive cruises and end the sailing season early. Our Empress of the North also ran aground in March 2006 during a cruise, requiring us to cancel three cruises. In addition, we experienced an outbreak of Norovirus on our Mississippi Queen® in October 2006, requiring us to cancel three cruises. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises due to these or other factors, which would adversely affect our results of operations and financial condition due to loss of revenue from cancellations passenger relocation, crew expenses, ship repairs and passenger refunds or other accommodations. Incidents involving cruise ships, adverse media publicity concerning the cruise vacation industry, events such as terrorist attacks, war and other hostilities, or unusual weather patterns or natural disasters, such as storms and earthquakes, could impact demand and consequently adversely affect our profitability.

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

An inability to obtain bonding could limit the number of projects our marine division is able to pursue.

As is customary in the marina construction industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market and the financial condition of our overall enterprise. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Since 2001, the surety industry has undergone significant changes, with several companies withdrawing completely from the industry or significantly reducing their bonding commitment. In addition, certain reinsurers of surety risk have limited their participation in this market. Therefore, we could be unable to obtain or meet our current obligations under existing surety bonds when required, which could adversely affect our future results of operations and revenues by limiting the number of projects we are able to pursue.

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

We believe that the costs to maintain our fleet of ships will increase over time. The average age of our ships is approximately 20 years. We expect to incur increasing expenses to operate and maintain our ships in good condition as they age. Eventually, our ships will need to be replaced. We may not be able to replace our ships with new ships based on uncertainties related to financing, timing and shipyard availability.

If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or be unable to recover all expenditures.

Because of the nature of our marina construction contracts, at times we commit resources to marina projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on client projects as they are incurred. Delays in customer payments may require us to make a working capital investment. Customer defaults in making payments on a project in which we have devoted significant resources could adversely affect our results of operations.

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

As described in Item 1, “Business — Regulation”, we are subject to numerous laws and regulations covering various aspects of our businesses. Compliance or failure to comply with those or future laws and regulations could be costly and could restrict our operations.

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

The Federal Maritime Commission requires that operators of ships with 50 or more passenger berths departing from U.S. ports post surety bonds to be used if the operator fails to provide cruise services, or otherwise satisfy certain financial standards. We have secured a $8.7 million surety bond as security under the Federal Maritime Commission. Our ability to continue to secure such a security instrument in the future may result in undue burden on us and may require that we make additional financial deposits directly with the Federal Maritime Commission in proportion to advance passenger deposits received.

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

Changes under the Code may adversely affect the U.S. federal income taxation of our U.S. source shipping income derived from our Windstar Cruises. In addition, changes in other countries’ or states’ income or other tax laws, regulations or treaties in respect of our Windstar Cruises could also adversely affect our net income.

We believe that substantially all of the U.S. source shipping income of our Windstar Cruises qualifies for exemption under Section 883 of the Code. We further believe that substantially all of the income derived by our Windstar Cruises qualifies for deferral from tax, until repatriated by dividend or otherwise, back to the United States under the “controlled foreign corporation” (“CFC”) regime of the Code.

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

For additional information see “Taxation” under Part I, Item 1. Business.

Additional Risks Related to Our Stock

If we fail to continue to meet all applicable continued listing requirements of The NASDAQ Global Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is listed on the NASDAQ Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements. For example, NASDAQ rules require that we maintain a minimum bid price of $1.00 per share for our common stock. Our common stock is currently and has in the past fallen below this minimum bid price requirement and it may do so again in the future. NASDAQ has currently suspended this bid price requirement through July 19, 2009. However, if NASDAQ does not further extend this suspension and our stock price is below $1.00 at the time the suspension is lifted or falls below $1.00 after that time or if we in the future fail to meet other requirements for continued listing on the NASDAQ Global Select Market, our common stock could be delisted from The NASDAQ Global Select Market if we are unable to cure the events of noncompliance in a timely or effective manner. If our common stock were threatened with delisting from The NASDAQ Global Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements by moving our common stock to the NASDAQ Capital Market. For example, if appropriate, we may request, approval by our stockholders to implement a reverse stock split in order to regain compliance with NASDAQ’s minimum bid price requirement. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, in the event that our common stock is delisted, we would be in default under the terms and conditions of our convertible debt.

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of April 7, 2009, we had outstanding 11,177,267 shares of common stock. A substantial number of these shares are eligible or registered for public resale. Sales of these underlying shares of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future. This volatility may impair our ability to finance strategic transactions with our stock and otherwise harm our business

The closing price of our common stock fluctuated from a high of $13.77 per share to a low of $0.65 per share during the year ended December 31, 2008. On March 17, 2009 our closing stock price was $0.27 which was the lowest level in our Company’s history. Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside our control. Significant declines in our stock price may interfere with our ability to raise additional funds through equity financing or to finance strategic transactions with our stock. We have historically used equity incentive compensation as part of our overall compensation arrangements. The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price. In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price. These and other consequences of volatility in our stock price could have the effect of diverting management’s attention and could materially harm our business, and could be exacerbated by the current worldwide financial crisis.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal executive offices occupy approximately 27,000 square feet of office space in Newport Beach, California, pursuant to a lease dated June 15, 1998, as amended, which expires in June 2010. This office is shared with our travel and events segment. Our cruise segment occupies an office totaling approximately 10,000 square feet in Seattle, Washington pursuant to a lease dated April 26, 2005, as amended, which expires in August 2013. In February 2009, we announced our plans to relocate our corporate offices to our offices in Seattle, Washington.

Our travel and events segment occupies an additional office totaling approximately 12,000 square feet in Atlanta, Georgia pursuant to a month-to-month lease.

Information about our cruise ships, including their size and primary areas of operation may be found within Item 1, “Business — Business Operations, Cruise Segment.”

Our marine segment’s primary office location is in Bellingham, Washington, pursuant to a lease dated January 1, 2000 which expires in December 2009. Our U.S. marina construction facilities consist of both owned and leased facilities located in Dixon, California; Callahan, Florida; Jacksonville, Florida; York, Pennsylvania and Ferndale, Washington. In addition, we maintain office and construction facilities in the countries of Australia, England, Mexico, New Zealand, France and Spain in which we operate. Our marina management and shipyard operations are conducted at a facility in Newport Beach, California, pursuant to a lease dated April 1, 2006 which expires in March 2011.

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

On October 28, 2008, we entered into a settlement agreement with HAL Antillen N.V., whereby we received on October 31, 2008, approximately $2.6 million related to a dispute that arose from the purchase of Windstar Cruises, which amount has been recorded as “Other income” in the fourth quarter ended December 31, 2008.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market and Other Information

Our common stock is traded and prices are quoted on the Nasdaq Global Market under the symbol “AMIE.” As of March 16, 2009, there were approximately 49 holders of record of our common stock not including beneficial owners holding shares through nominee or street name.

The following table sets forth the high and low sales prices of a share of our common stock as quoted on the Nasdaq Global Market for the periods indicated:

	High	Low
2008:
Quarter ended March 31, 2008	$13.77	$7.10
Quarter ended June 30, 2008	7.76	3.76
Quarter ended September 30, 2008	4.64	1.78
Quarter ended December 31, 2008	2.10	0.65
2007:
Quarter ended March 31, 2007	$47.50	$40.82
Quarter ended June 30, 2007	46.81	30.65
Quarter ended September 30, 2007	32.81	22.90
Quarter ended December 31, 2007	26.73	11.65

Dividend Policy

On September 2, 2003, our board of directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis at the discretion of our board of directors. The following dividends were declared and paid in 2007 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount

2007:
March 12, 2007	March 19, 2007	$1,084
May 21, 2007	May 31, 2007	1,084

Subsequent to the dividend declared in May 2007, our board of directors has not approved any additional dividends. We and our board of directors continually review the dividend policy to evaluate conditions that may affect our desire or ability to pay dividends, which are declared at the discretion of the board of directors. We currently have no intention of declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of Securities
Remaining Available for
	Number of Securities			Future Issuance Under
	to Be Issued Upon		Weighted Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights(a)		Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	1,604,293	(1)	$8.99	338,735	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,604,293		$8.99	338,735

(1)	Represents outstanding options and restricted stock to be issued upon exercise and/or vesting under our Amended and Restated 1995 Equity Participation Plan and our 2005 Incentive Award Plan.

(2)	Represents securities remaining available for issuance under our Amended and Restated 1995 Equity Participation Plan and our 2005 Incentive Award Plan.

Recent Sales of Unregistered Securities

None.

Transfer Agent and Registrar

BNY Mellon Shareowner Services serves as transfer agent and registrar of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Throughout 2007 and 2008, we operated as a cruise, marine and travel and events company. Our cruise operations included U.S.-flagged cruise ships that sailed along the inland rivers and coastal waterways of North America and international-flagged ships that sail to destinations in the Caribbean, Europe, the Americas and the Greek Isles.

In April 2008, we announced our intention to sell the Majestic America Line operations and not operate any of the ships under the Majestic America Line brand in 2009. In February 2009, we announced our intention to focus solely on Windstar Cruises. We plan to sell all non-Windstar Cruises related assets including our Majestic America Line Assets that we announced in April 2008, in order to concentrate our efforts on our international small ship luxury segment. We believe that Windstar Cruises has the most potential long term growth for our shareholders and believe that a successful sale of our other businesses would provide us with stability in a difficult economy. We have engaged third party firms to facilitate the sale of our non-Windstar Cruises assets.

Through our marine business, in 2007 and 2008, we were a global provider of marina design and construction services. Our marine business also offered marine operations, shipyard services, management and consulting services to marina owners.

Through our travel and events business, we provided event services to corporations, associations and trade show companies. In addition, we developed, marketed, and managed performance improvement programs utilizing travel incentives and merchandise awards designed to achieve specific corporate objectives, including achieving sales goals, improving productivity and attracting and retaining qualified employees. Our clients included Fortune 1000 companies, and other large and small businesses.

We also reinsured property and casualty risks written by licensed U.S. insurers. The lines of business that were being reinsured include commercial auto liability, commercial physical damage and workers’ compensation. These risks are associated with members of highly selective affinity groups or associations.

In 2006 and 2007, we completed several major acquisitions in the cruise and marine segments. In 2007, we successfully integrated both the marine acquisitions, as well as the acquisition of Windstar Cruises. The integration of our domestic cruise operations proved to be more challenging than anticipated and resulted in a significant loss for the years ended December 31, 2007 and 2008.

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

Revenue Recognition

We recognize revenues in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” We recognize revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectibility is reasonably assured and delivery has occurred.

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

We follow these revenue recognition methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can generally be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time, or satisfy our obligations under the contracts, then profit may be significantly and negatively affected or losses on contracts may need to be recognized. On a regular basis, we review contract performance, costs incurred, and estimated costs to complete. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revisions become known. Provisions for anticipated losses on contracts are reflected in income in the period in which the loss becomes known.

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

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our assets based on our estimate of their undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of an asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations. Judgments and estimates made related to property and equipment are affected by factors such as economic conditions, changes in resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. All of our property, vessels and equipment were subject to impairment testing as of December 31, 2008, and only the assets related to the marine division were deemed to be impaired.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and our strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. We use a discounted cash flow model to estimate the fair market value of each of our reporting units and indefinite lived intangibles when performing our impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. We established reporting units based on our current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The majority of our intangible assets were assigned lives based on contract values associated with each intangible asset. We amortize our acquired intangible assets with finite lives over periods ranging from three to 20 years depending on the contract term where applicable. In connection with our December 31, 2008 impairment testing, the trade name and goodwill associated with our marine division reporting unit were deemed to be impaired and written off.

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

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. However, due to the cumulative three-year historical losses generated as of the conclusion of 2007 and 2008, SFAS No. 109 largely precludes us from taking into consideration future outlook or forecasted income due to our limited operating history in our domestic cruise business. We concluded that SFAS No. 109 required that the valuation allowance equal 100% of our deferred tax assets at December 31, 2008 and 2007. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from utilizing loss carry-forwards on our deferred tax assets in the future.

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

Windstar Cruises is primarily engaged in the international operations of ships. Generally, income from the international operation of ships is subject to preferential tax regimes in the countries where the ship owning companies are incorporated and exempt from income tax in other countries where the ships call due to the application of income tax treaties or, in the case of the United States, Section 883 of the Internal Revenue Code. Income earned by the Company that is not associated with the international operation of ships (“non-Section 883 income”), primarily from the air and ground transportation, hotel and tour business related to Windstar Cruises, is subject to income tax in the countries where such income is earned. In the case of the United States, AICG has retained certain U.S. affiliates of the Company to conduct this business on its behalf and the non-Section 883 income so earned, net of applicable deductions, is fully subject to U.S. federal tax and applicable state and local taxes.

We believe that substantially all of Windstar Cruises’ income was derived from, or incidental to, the international operation of ships, and therefore all of such income qualifies for exemption from U.S. federal income tax under Section 883 of the Code. We have reserved only for income taxes imposed by countries in which non-Section 883 income is earned, including the United States.

Pretax earnings of the Windstar Cruises, as earned in our foreign subsidiaries, are only subject to U.S. taxation when effectively repatriated. U.S. income taxes were not provided on undistributed earnings of the Windstar Cruises since we intend to reinvest, as opposed to repatriate, these earnings indefinitely. It is not practical to determine the amount of undistributed earnings or income tax payable in the event we repatriate all undistributed foreign earnings. However, if these earnings were distributed back to the Company, in the form of dividends or otherwise, we would be subject to additional U.S. income taxes

Effective January 1, 2007, we adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We believe our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For uncertain tax positions where it is more likely than not that a tax benefit will be sustained, we record the greatest amount of tax benefit that has a greater than 50.0% probability of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. For uncertain income tax positions where it is more likely than not that a tax benefit will not be sustained, no tax benefit has been recognized in the financial statements. Our policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax provision.

Results of Operations

The following table reflects certain income and expense items as a percentage of revenue.

	2008	2007

Revenues	100.0%	100.0%

Costs and operating expenses:
Cruise operating expenses	44.4	42.4
Cost of marine revenue	29.1	32.1
Selling and tour promotion	4.5	8.9
General and administrative	19.6	19.5
Impairment loss	7.7	—
Depreciation and amortization	5.3	3.8
Loss and loss adjustment expenses	0.2	0.1
Insurance acquisition costs and other operating expenses	0.1	0.2

	110.9	107.0

Operating loss	(10.9)	(7.0)
Other income (expense), net	(2.3)	(1.2)

Loss before income taxes	(13.2)	(8.2)
Provision (benefit) for income taxes	(0.1)	1.0

Net loss	(13.1)%	(9.2)%

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

Selected financial information related to these segments is as follows (in thousands):

			Travel	Corporate
	Cruise	Marine	and Events	and Other	Total

2008:
Revenues	$150,995	$108,655	$14,941	$9	$274,600
Operating income (loss)	(12,128)	(16,113)	2,635	(4,442)	(30,048)
Depreciation and amortization expense	(12,934)	(1,047)	(283)	(250)	(14,514)
Interest and dividend income	39	140	123	855	1,157
Interest expense	(1,759)	(240)	—	(4,299)	(6,298)
Equity in net losses and management fees received from investments accounted for by the equity method	—	(88)	—	—	(88)
Impairment loss	—	(21,289)	—	—	(21,289)
Provision (benefit) for income taxes	18	(4,808)	1,040	3,460	(290)
Capital expenditures for property, vessels, equipment and intangible assets	(2,664)	(1,377)	(89)	(15)	(4,145)
Goodwill	—	—	6,275	—	6,275
Other intangibles, net	7,282	—	—	—	7,282
Total assets	155,132	27,828	8,921	19,789	211,670

2007:
Revenues	$154,394	$123,221	$14,511	$582	$292,708
Operating income (loss)	(24,045)	8,567	1,467	(6,421)	(20,432)
Depreciation and amortization expense	(9,668)	(963)	(265)	(114)	(11,010)
Interest and dividend income	963	152	486	2,024	3,625
Interest expense	(4,044)	(370)	—	(2,916)	(7,330)
Equity in net loss and management fees received from investments accounted for by the equity method	—	(231)	—	—	(231)
Impairment loss in investment in affiliates	—	—	—	(165)	(165)
Provision (benefit) for income taxes	(2,977)	520	3,657	1,768	2,968
Capital expenditures for property, vessels, equipment and intangible assets	(20,019)	(1,290)	(297)	(872)	(22,478)
Goodwill	—	2,906	6,275	—	9,181
Other intangibles, net	8,431	2,721	—	—	11,152
Total assets	251,196	72,979	12,453	39,861	376,489

Results for Year Ended December 31, 2008 Compared Year Ended December 31, 2007

Revenue

Total revenue for 2008 was $274.6 million, compared to $292.7 million in 2007, a decrease of $18.1 million or 6.2%. The decrease in revenue resulted primarily from decrease in revenue from our marine operations, cruise operations and insurance operations offset by an increase in revenue from our travel and events operations. Revenue from our marine operations decreased by $14.6 million (11.8%) to $108.7 million in 2008 due to lower volume of work in 2008 as compared to 2007. Revenue from our cruise operations decreased by $3.4 million (2.2%) to $151.0 in 2008 primarily due to an increase of $12.9 million from our Windstar Cruises brand offset by a decrease of $16.3 million from our Majestic America Line brand. Revenue from our travel and events operations increased by $0.4 million (3.0%) to $14.9 million in 2008 due to the overall size of events operated during 2008. Revenue from our insurance programs decreased by $0.6 million

(98.5%) due to a decrease in premiums earned on existing insurance programs as we have not entered into any new programs since June 2005.

In 2009, if we sell our non-Windstar Cruises assets and businesses, our revenues are expected to decrease on an overall basis from the prior periods due to the decrease in reporting units. Within our Windstar Cruises operations, we expect to carry fewer passengers at lower average per diems (“APD”). APD represents average daily net ticket revenue (total cruise ticket revenues plus non-discountable amounts, less discounts, commissions and various other items) our passengers pay for their respective cruises.

As of December 31, 2008, we had a backlog of $45.4 million for marina projects under contract in 2008, which we currently anticipate to be completed within 2009. Our backlog represents an estimate of the remaining future gross revenue from existing signed contracts and contracts that have been awarded with a defined scope of work and contract value and on which we have begun work with verbal client approval. We do not believe that our backlog is fully indicative of the amount of potential future revenue that we may achieve due to the short-term nature of the contracts under which we generally provide our services compared to the long-term nature of the projects, and since our backlog is dependent upon the completion of numerous individual projects that are subject to certain factors that can alter the ultimate timing, completion and amount of backlog recognition.

Cruise Operating Expenses

Cruise operating expenses represents direct expenses incurred with owning and operating our cruise ships. Cruise operating expenses decreased $2.0 million (1.6%) to $122.0 million in 2008. In 2008, due to a decrease in number of operating days and decease in number of passengers carried by the Majestic America vessels as compared to the prior year, cruise operating expenses decreased but were offset by the increase in cruise operating expenses for Windstar Cruises due to a full year of operations of Windstar Cruises in 2008 compared to only nine months of operations in 2007.

In 2008, we experienced high costs for fuel, freight and logistics all of which negatively impacted our cruise operating expenses. We expect cruise operating expenses related to Windstar Cruises to decrease in 2009 as a result of more normalized expenses related to fuel, freight and logistics.

Cost of Marine Revenue

Cost of marine revenue decreased $14.1 million (15.0%) to $79.9 million in 2008 due to lower levels of marine revenues in 2008 compared to the prior year. As a percentage of marine revenue, cost of marine revenue was 73.5% in 2008 compared to 76.3% in 2007. In future periods, we expect cost of marine revenue to fluctuate with the changes in marine revenue generated during the period.

Selling and Tour Promotion

Selling and tour promotion expenses were $12.4 million in 2008, compared to $26.0 million in 2007. The decrease is primarily due to significant reductions in promotion and marketing expenses for the Majestic America brand in 2008 as compared to 2007. In 2007 we incurred a significant amount of promotion and marketing expenses to launch and establish the Majestic America brand and to promote the full fleet of domestic ships that operated in 2007. In 2008, upon our decision to scale back the Majestic America operations, we stopped all promotional and advertising expenditures related to the Majestic America brand resulting in a decrease of $12.5 million. This was offset by a $2.0 million increase in promotional and advertising materials related to the Windstar Cruises brand as a result of full year operations in 2008 compared to nine months’ operations in 2007.

We expect selling and tour promotion expenses to decrease in 2009 for the Windstar Cruises brand as a result of decreased promotion efforts necessary in the second full year of operations.

General and Administrative Expenses

General and administrative expenses decreased in dollar terms and as a percentage of total revenue, to $53.8 million and 19.6% of total revenue in 2008 from $57.1 million and 19.5% of total revenue in 2007. The decrease is primarily due to reduction in the general and administrative expenses incurred by the cruise segment as a result of scaling back the Majestic America operations and related administrative costs and corporate and other segments.

We expect general and administrative expenses to decrease in dollar terms in 2009 as a result of the consolidation of our Company into one segment and decrease in the number of individual operating units reported.

Impairment Loss

We recorded an impairment loss of $21.3 million due to the write-down of the assets of our marine segment. As a result of our determination that there is a more than 50% likelihood that AMG will be sold in the near term, we evaluated the ongoing value of AMG’s long-lived assets and determined that they were impaired. The carrying value of AMG and AMG’s long-lived assets including goodwill at December 31, 2008 was $32.3 million and $18.0 million, respectively. The estimated fair value of AMG was $11.0 million. Fair value was based on indications of interest received early on in the Company’s sale process, which is still ongoing. The entire carrying value of the long-lived assets, including goodwill, was written down to zero. The remaining excess carrying value of $3.3 million after the write-off of goodwill and intangible assets was allocated to property, plant and equipment, inventory, prepaid and other current assets and to accounts receivable. As a result of the current global economic weakness and our announcement subsequent to the year ended December 31, 2008, that we plan to sell our non-Windstar assets including AMG in the near term, it is reasonably possible that our estimate of fair value may change in the near term resulting in the need to adjust the recorded value.

Depreciation and Amortization

Depreciation and amortization expenses were $14.5 million in 2008, compared to $11.0 million in 2007. The increase is related to the additional depreciation expense resulting from the acquisitions completed during 2007 and 2008.

We expect depreciation expense to decrease in 2009 due to the disposal of some of the Majestic America brand vessels in 2008 and the expected disposal of the remaining Majestic America brand vessels in 2009.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses were $0.6 million in 2008 compared to $0.4 million in 2007. The change is related to changes in loss rates based on actuarial analyses. We do not anticipate these costs to increase in 2009 as a result of us not entering into any new agreements in 2008.

Insurance Acquisition Costs and Other Operating Expenses

Insurance acquisition costs and other operating expenses decreased to $0.4 million in 2008 from $0.6 million in 2007. The decrease is related to the decrease in net insurance premiums earned in 2008 compared to 2007. We do not anticipate these costs to increase in 2009 since we did not enter into any new agreements in 2008.

Operating Income (Loss)

We reported an operating loss of $30.0 million in 2008 compared to $20.4 million in 2007.

Operating loss from our cruise segment decreased by $11.9 million to $12.1 million in 2008 from $24.0 million in 2007. The 2007 operating loss in the Majestic America Line division was due to aggressive discounting to drive capacity, over reliance on our direct mail campaigns and increased cruise operating expenses.

Operating loss from our marine segment was $16.1 million in 2008, primarily due to the impairment loss of $21.3 million recorded in 2008, compared to operating income of $8.6 million in 2007.

Operating income from our travel and events segment increased by $1.2 million (79.6%) to $2.6 million in 2008 from $1.4 million in 2007

The change in operating income is the result of changes described above.

Other Income (Expense)

In 2008, we recorded other expense of $6.2 million compared to $3.5 million in 2007. Other expense in 2008 consisted primarily of $7.0 million in loss on disposal of the ship-related assets of the Majestic America Line offset by $0.8 million in insurance proceeds related to the Empress of the North and Queen of the West incidents in 2007 and 2006, respectively; $1.1 million in legal settlement related to the grounding of the Empress of the North in March 2006; and $2.6 million in settlement of the dispute related to the purchase of Windstar Cruises. Other expense during 2008 included $6.3 million of interest expense related to long-term debt assumed in our cruise acquisitions consummated during 2006 and 2007 and interest expense on our convertible notes issued in April 2007, offset by $1.2 million of interest and dividend income. Other expense in 2007 consisted primarily of $7.3 million of interest expense related to long-term debt assumed in our cruise acquisitions consummated during 2006 and 2007 and interest expense on our convertible notes issued in April 2007, offset by $3.6 million of interest and dividend income.

Income Taxes

We recorded income tax benefit of $0.3 million for 2008, compared to income tax expense of $3.0 million for 2007. In accordance with SFAS No. 109, we recorded a full valuation allowance on our domestic deferred tax assets commencing in the fourth quarter of 2007 through December 31, 2008. A significant factor in determining the requirement for the valuation allowance was our cumulative three-year historical loss generated as of 2007. SFAS No. 109 largely precludes us from taking into consideration future outlook or forecasted income due to our limited operating history in our domestic cruise business. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from utilizing loss carry-forwards in the future.

Net Loss

Net loss was $36.0 million in 2008 compared to $26.9 million in 2007 as a result of changes described above.

Liquidity and Capital Resources

Due to the current global downturn in the economy, specifically the decrease in vacationers’ discretionary spending and the direct impact this has on the reduction in cruise bookings, decrease in corporate spending on incentive programs and the tightening effect of the credit market on financing for construction projects, we will need additional sources of cash in the immediate future in order to fund operations in 2009. Accordingly, in February 2009, we announced our intention to sell our non-Windstar Cruises related assets, including the operations of marine, travel and events, Majestic America Line and insurance. We hired an investment banking firm who is actively marketing the non-Windstar Cruise assets for immediate sale. In addition to the sale of assets, we are also seeking additional financing sources and renegotiating existing debt obligations. Based on the terms of the asset sales or additional financing, if any, our stockholders may have additional dilution. The amount of dilution could be attributed to the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

Although we are in discussions with potential buyers and other prospects for additional funds, we currently have no completed funding commitments or sale transactions. If we are not able to sell our non-

Windstar Cruises assets, raise additional financing and/or renegotiate existing debt obligations in order to raise funds for operations, we will be forced to extend payment terms with vendors where possible, and/or to suspend or curtail certain of our planned operations and possibly seek protection in bankruptcy. Any of these actions would harm our business, results of operations and future prospects could cause our debt-obligations to be accelerated and could result in potential damages on existing contracts within our marine and travel and events businesses.

As a result of our need for additional financing and other factors, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended December 31, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we cease to continue as a going concern, due to lack of available capital or otherwise, you may lose your entire investment in our company.

Net cash provided by (used in) operations for the years ended December 31, 2008 and 2007 was ($18.6) million and $4.7 million, respectively. The decrease in cash flows from operations in 2008 compared to 2007 is due to the timing differences in the collection of current assets and the payment of current liabilities offset by the increase in net loss adjusted for non-cash related charges incurred during the period.

Net cash provided by (used in) investing activities for the years ended December 31, 2008 and 2007 was $10.4 million and ($18.0) million, respectively. Cash provided by investing activities in 2008 was due to the cash received in the reduction of the restriction requirements and proceeds from sale of available-for-sale securities partially offset by purchases of property and equipment, consisting mainly of ship improvements conducted during lay-up and drydock periods, and cash paid for the acquisition of Windstar Cruises. These uses of cash were partially offset by sales of available-for-sale securities net of increases in invested restricted cash.

In 2009, we will incur capital expenditures and costs for improvements to and maintenance of our ships. In 2009, planned capital expenditures and drydock projects are expected to be approximately $4.3 million for AMG and Windstar Cruises. We do not have any material commitments of capital expenditures in our travel and events or insurance businesses in 2009.

On January 13, 2006, we acquired American West. Under the terms of the agreement, we acquired the membership interests of American West for $1.00, repaid debt of $4.3 million and assumed $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by U.S. Maritime Administration (“MARAD”). In addition, the transaction consideration consisted of 250,000 shares of our restricted common stock, which was forfeited because the required financial targets were not met. EN Boat, a subsidiary of the Company and owner of the Empress of the North, was unable to make its semi-annual payment on the note due July 17, 2008 and was unable to cure the payment default within the 30 day cure period. On August 15, 2008, we returned the Empress of the North to MARAD’s custodial control following its last sailing on August 9, 2008. As a result of the disposal of the Empress of the North, we wrote off $34.2 million in assets (primarily vessels) and $37.3 million in liabilities (primarily loans payable) and recorded a $3.1 million gain on disposal for the year ended December 31, 2008. The default under the note will have a limited financial impact because recourse on the default is limited to the Empress of the North.

On April 25, 2006, we acquired the cruise-related assets of Delta Queen for $2.75 million in cash, the assumption of $9.0 million of passenger deposits and the assumption of $35.0 million of fixed-rate, 6.50% debt payable through 2020 and guaranteed by the U.S. Maritime Administration. In addition, the transaction included contingent consideration of 100,000 shares of our common stock to be granted to Delta Queen if certain future financial targets were met in any of the three years following the close of the transaction. AQ Boat, LLC, a subsidiary of the Company and owner of the American Queen®, was unable to make its semiannual principal payments on the note. On November 15, 2008, we returned the American Queen® to MARAD’s custodial control following its last sailing on November 15, 2008. Under the Trust Indenture, we, as the ultimate parent of AQ Boat, LLC, had guaranteed principal payments on the debt assumed by AQ Boat, LLC and we were required to make principal payments on the debt or additional note amounting to $7.3 million by February 23, 2009, in the event of default by AQ Boat, LLC. Through November 15, 2008, AQ Boat, LLC had paid $6.3 million towards principal payments. At December 31, 2008, we accrued the remaining guaranteed principal payment of $0.9 million. As a result of the disposal of the American Queen®, we wrote off $38.3 million in assets (primarily vessels) and $28.3 million in liabilities (primarily loans payable) and recorded a $10.0 million loss on disposal for the year ended December 31, 2008.

On February 13, 2006, we purchased certain assets related to the Newport Harbor Shipyard for $0.5 million. Concurrent with the asset purchase, BellPort Group entered into a long-term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011.

On April 25, 2006, we acquired the $9.0 million first preferred ship mortgage on a ship, the 150-passenger Columbia Queen, from the U.S. Maritime Administration for $5.0 million. In August 2006, we acquired the $5.0 million second preferred ship mortgage on the Columbia Queen, from the mortgage holder for $3.5 million. On October 13, 2006, we purchased the Columbia Queen during a foreclosure auction for additional consideration of $1,000 and now own the ship outright and operated her in 2007 and 2008.

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

In April 2007, we consummated our acquisition of Windstar Cruises for a total consideration of $72.1 million of which $12.1 million was paid in cash and $60.0 million in seller financing that was subsequently repaid with a protion of the proceeds from our convertible debt offering.

Net cash used in financing activities during 2008 totaled $3.7 million primarily relating to the payment of cruise-related debt. Net cash provided by financing activities in 2007 totaled $27.0 million and primarily relates to $97.0 million from our convertible debt offering offset by $64.4 million used to repay the seller financing debt incurred in the acquisition of Windstar Cruises and payments on existing debt acquired during the 2006 acquisitions within the cruise segment. In 2007, we also paid $3.3 million of convertible debt offering costs, two cash dividends totaling $0.20 per share paid to common stockholders and $1.6 million for the purchase and retirement of 51,150 shares of our common stock. These payments were partially offset by the proceeds received from the exercise of employee stock options during the period.

In January 2008, BellPort purchased certain assets related to Anacapa Marine Services, a shipyard business located in Channel Islands Harbor in Oxnard, California, for $0.5 million. We completed the acquisition in order to further expand our shipyard operations. The acquisition was not deemed to be material.

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

The following dividends have been declared in 2007 on the dates indicated (in thousands):

Record Date	Payment Date	Dividend Amount

2007:
March 12, 2007	March 19, 2007	$1,084
May 21, 2007	May 31, 2007	1,084

In the ordinary course of business we may, from time to time, be required to enter into letters of credit related to our insurance operations and travel related programs with airlines, travel providers and travel reporting agencies. As of December 31, 2008, we had outstanding $5.9 million in letters of credit related to property and casualty insurance programs which expire at various dates through 2009. As of December 31, 2008, we had no outstanding letters of credit related to cruise business operations and $0.1 million in letters of credit related to travel and events business operations which expire at various dates through 2009. We have a $6.0 million line of credit to support the outstanding letters of credit which is secured by a certificate of deposit in the same amount and is classified as restricted cash as of December 31, 2008.

Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 15% of loss and loss adjustment expense reserves, or $1.0 million, whichever is greater. As of December 31, 2008, Cypress Re had $2.6 million in total statutory capital and surplus which exceeded the required statutory capital and surplus of $1.0 million. In April 2008, we reduced our capital by $3.3 million based on authority from Bermuda.

In November 1998, our board of directors authorized the repurchase of our common stock in the open market or through private transactions up to $20.0 million. In August 2006, our board of directors authorized an additional $10.0 million for the repurchase of our common stock in the open market or through private transactions, providing for an aggregate of $30.0 million. In 2007, we repurchased 51,150 shares for approximately $1.6 million. In 2008 we made no share repurchases. We do not believe that any future repurchases will have a significant impact on our liquidity.

Our cruise passenger deposits are primarily received through credit card transactions. As of December 31, 2008, we had $10.6 million of restricted cash held by a bank in cash equivalents and a certificate of deposit as additional amounts required for secure processing of passenger deposits through credit cards. The restricted amounts were negotiated between us and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period. Due to reductions in the insurance contract liabilities associated with our reinsurance business, we were able to reduce certain letters of credit requirements. During 2008, this reduction made available $6.5 million of cash that was previously restricted. Accordingly this reduction allowed us to reduce our bank facility that secured the letters of credit to $6.0 million as of December 31, 2008.

Events of Default Under Debt Agreements

At December 31, 2008, we were in violation of certain financial covenants under a working line of credit with Bank of the Pacific. We received a letter from Bank of the Pacific on March 23, 2009, notifying us of non-compliance and a demand for payment was made. Upon negotiations with the bank, we were able to obtain a waiver of the violation of the covenants until April 9, 2009. On April 13, 2009, we received a notice of payoff pursuant to which Bank of the Pacific exercised its right of setoff whereby the outstanding debt of approximately $1.0 million under the working line of credit was fully repaid utilizing funds in our account maintained at the bank.

We also have a $1.6 million note payable with Bank of Pacific with a maturity date of May 10, 2010 secured by property. Due to the default under the working line of credit with Bank of the Pacific described above, we are subject to a cross default under the note payable. Accordingly, the full amount of the obligation has been presented as a current maturity in the accompanying financial statements.

We did not make a $1.8 million scheduled interest payment due and payable on April 15, 2009 on our 3.75% senior convertible notes. We have until May 15, 2009, to cure this default on our 3.75% senior convertible notes, at which time an event of default will occur and the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding notes may declare the principal and accrued and unpaid interest on all the outstanding notes to be due and payable immediately. Although there can be no assurances that we will satisfy the scheduled interest obligation prior to May 15, 2009, it is our current intent to cure the default prior to that date.

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

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward-looking statements. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Such risks and uncertainties include, among others:

•	our ability to effectively complete our planned sale of assets;

•	our ability to obtain additional financing at reasonable rates;

•	our ability to renegotiate our debt;

•	our ability to continue to operate as a going concern;

•	our ability to effectively and efficiently operate our cruise operations;

•	customer cancellation rates;

•	competitive conditions in the industries in which we operate;

•	marketing expenses;

•	extreme weather conditions;

•	timing of and costs related to acquisitions;

•	the impact of new laws and regulations affecting our business;

•	negative incidents involving cruise ships, including those involving the health and safety of passengers;

•	cruise ship maintenance problems;

•	reduced consumer demand for vacations and cruise vacations;

•	changes in fuel, food, payroll, insurance and security costs;

•	the availability of raw materials;

•	our ability to enter into profitable marina construction contracts;

•	changes in relationships with certain travel providers;

•	changes in vacation industry capacity;

•	the mix of programs and events, program destinations and event locations;

•	the introduction and acceptance of new programs and program and event enhancements by us and our competitors;

•	other economic factors and other considerations affecting the travel industry;

•	changes in U.S. maritime tax laws;

•	potential claims related to our reinsurance business;

•	the potentially volatile nature of the reinsurance business; and

•	other factors discussed in this Annual Report on Form 10-K.

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

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements are listed in Item 15, “Exhibits and Financial Statement Schedules” and are included herein on pages 41 through 80.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Not applicable.

Item 9(T).  Controls and Procedures

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2008.

Item 9B.	Other Information

Events of Default Under Debt Agreements

At December 31, 2008, we were in violation of certain financial covenants under a working line of credit with Bank of the Pacific. We received a letter from Bank of the Pacific on March 23, 2009, notifying us of non-compliance and a demand for payment was made. Upon negotiations with the bank, we were able to obtain a waiver of the violation of the covenants until April 9, 2009. On April 13, 2009, we received a notice of payoff pursuant to which Bank of the Pacific exercised its right of setoff whereby the outstanding debt of approximately $1.0 million under the working line of credit was fully repaid utilizing funds in our account maintained at the bank.

We also have a $1.6 million note payable with Bank of Pacific with a maturity date of May 10, 2010 secured by property. Due to the default under the working line of credit with Bank of the Pacific described above, we are subject to a cross default under the note payable. Accordingly, the full amount of the obligation has been presented as a current maturity in the accompanying financial statements.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Information about our Board of Directors, Board Committees and Related Matters — Director Independence” appearing in the Proxy Statement, is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Principal Accountant Fees and Services,” appearing in the Proxy Statement, is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

(a)(1) Consolidated Financial Statements:

(a)(2) Consolidated Financial Statement Schedules:

Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2008 and 2007	82

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index are furnished or filed as part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ambassadors International, Inc.

We have audited the accompanying consolidated balance sheets of Ambassadors International, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended December 31, 2008. Our audits also included the financial statement schedule: Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassadors International, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion the related financial statement schedule, when considered in relation to the basis financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Ambassadors International, Inc. will continue as a going concern. The current economic environment is negatively impacting the Company. The Company has incurred recurring operating losses and is not in compliance with certain debt covenants at December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As more fully described in Note 1, the Company has announced plans to be a cruise only company and has initiated a plan to sell all non-Windstar assets. The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG
Irvine, California
April 14, 2009

Ambassadors International, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS:
Current assets:
Cash and cash equivalents	$10,105	$21,998
Restricted cash	16,625	31,084
Available-for-sale securities	185	2,514
Accounts and other receivables, net of allowance of $4,414 and $2,332 in 2008 and 2007, respectively	17,678	40,798
Costs in excess of billings on construction contracts	5,283	8,410
Premiums receivable	6,313	10,188
Reinsurance recoverable	532	1,148
Inventory	1,839	5,751
Deferred income taxes	1,661	1,262
Prepaid costs and other current assets	6,891	8,530

Total current assets	67,112	131,683
Property, vessels and equipment, net	130,461	219,793
Goodwill	6,275	9,181
Other intangibles, net	7,282	11,152
Other assets	540	4,680

Total assets	$211,670	$376,489

LIABILITIES:
Current liabilities:
Accounts payable	$22,086	$36,564
Passenger and participant deposits	17,221	47,067
Accrued expenses	12,245	16,175
Billings in excess of costs on construction contracts	4,253	13,108
Loss and loss adjustment expense reserves	3,998	6,674
Current portion of long term debt	2,760	5,479

Total current liabilities	62,563	125,067
Long term passenger and participant deposits	—	35
Long term deferred tax liabilities	1,354	1,676
Long term debt, net of current portion and net of discount of $1,902 in 2008 and $2,479 in 2007, respectively	95,213	161,584

Total liabilities	159,130	288,362
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 11,318,067 and 10,888,655 shares issued and outstanding in 2008 and 2007, respectively	108	108
Additional paid-in capital	99,121	97,634
Accumulated deficit	(47,142)	(11,170)
Accumulated other comprehensive income	453	1,555

Total stockholders’ equity	52,540	88,127

Total liabilities and stockholders’ equity	$211,670	$376,489

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007
	(In thousands, except per share data)

Revenues:
Passenger ticket revenue	$126,248	$131,796
Onboard and other cruise revenue	24,747	22,598
Marine revenue	108,655	123,221
Travel and event related	14,941	14,511
Net insurance premiums earned	9	582

	274,600	292,708

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	26,040	27,696
Passenger expenses	10,579	13,420
Materials and services	59,601	52,281
Repairs and maintenance	12,309	17,310
Commissions and other cruise operating expenses	13,438	13,248

	121,967	123,955
Cost of marine revenue	79,884	94,029
Selling and tour promotion	12,355	25,980
General and administrative	53,750	57,140
Impairment loss	21,289	—
Depreciation and amortization	14,514	11,010
Loss and loss adjustment expenses	560	387
Insurance acquisition costs and other operating expenses	329	639

	304,648	313,140

Operating loss	(30,048)	(20,432)

Other income (expense):
Interest and dividend income	1,157	3,625
Realized gain (loss) on sale of available-for-sale securities	—	(48)
Interest expense	(6,298)	(7,330)
Other income(expense), net (Note 10)	(1,073)	274

	(6,214)	(3,479)

Loss before income taxes	(36,262)	(23,911)
Provision (benefit) for income taxes	(290)	2,968

Net loss	$(35,972)	$(26,879)

Loss per share:
Basic and diluted	$(3.29)	$(2.48)

Weighted-average common shares outstanding:
Basic and diluted	10,926	10,838

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
	(In thousands, except share data)

Balance at December 31, 2006	10,838,179	107	97,050	17,877	703	$115,737
Comprehensive income (loss):
Net loss	—	—	—	(26,879)	—	(26,879)
Other comprehensive loss:
Foreign currency translation, net of tax of $0	—	—	—	—	780	780
Marketable securities, net of tax benefit of $45	—	—	—	—	72	72

Comprehensive loss			—	—		(26,027)
Stock options exercised	60,626	1	648	—	—	649
Issuance of restricted stock	95,000	—	—	—	—	—
Cancellation of restricted stock	(54,000)	—	(372)	—	—	(372)
Shares repurchased and cancelled	(51,150)	—	(1,576)	—	—	(1,576)
Restricted stock compensation	—	—	1,158	—	—	1,158
Amortization of stock options and restricted stock expense	—	—	726	—	—	726
Dividends ($0.20 per share)	—	—	—	(2,168)	—	(2,168)

Balance at December 31, 2007	10,888,655	108	97,634	(11,170)	1,555	$88,127

Comprehensive income (loss):
Net loss	—	—	—	(35,972)	—	(35,972)
Other comprehensive loss:
Foreign currency translation, net of tax of $0	—	—	—	—	(1,111)	(1,111)
Marketable securities, net of tax benefit of $0	—	—	—	—	9	9

Comprehensive loss				—		(37,074)
Stock options exercised	2,412	—	20	—	—	20
Issuance of restricted stock	450,000	—	—	—	—	—
Cancellation of restricted stock	(23,000)	—	(132)	—	—	(132)
Restricted stock compensation	—	—	813	—	—	813
Amortization of stock options and restricted stock expense	—	—	786	—	—	786

Balance at December 31, 2008	11,318,067	$108	$99,121	$(47,142)	$453	$52,540

See Notes to Consolidated Financial Statements.

Ambassadors International, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	(35,972)	$(26,879)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,514	11,010
Provision for losses from uncollectible receivables	2,842	1,438
Foreign currency translation	(686)	780
Undistributed losses from equity investments	88	231
Share-based compensation	1,467	1,512
Amortization of debt discount and deferred offering costs	656	496
Write-off of intangible assets	—	143
Impairment loss	21,289	—
Impairment loss in investment	—	165
Deferred income taxes	(1,710)	2,667
Loss on sale of available-for-sale securities	—	48
Loss on disposal of property, vessels and equipment	7,008	66
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts and other receivables	19,759	(17,154)
Costs in excess of billings on construction contracts	3,127	(1,349)
Premiums receivable	3,875	4,361
Deferred policy acquisition costs	—	330
Reinsurance recoverable	616	1,004
Prepaid insurance premiums	—	252
Inventory	1,451	(1,403)
Prepaid costs and other current assets	1,561	1,964
Other assets	1,010	(1,199)
Accounts payable and accrued and other expenses	(18,068)	17,381
Passenger and participant deposits	(29,881)	6,474
Billings in excess of costs on construction contracts	(8,855)	8,774
Loss and loss adjustment expense reserves	(2,676)	(5,152)
Unearned premiums	—	(1,220)
Deferred gain on retroactive reinsurance	—	(19)

Net cash provided by (used in) operating activities	(18,585)	4,721

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	2,377	35,668
Purchase of available-for-sale securities	(39)	(306)
Restricted cash	12,975	(20,000)
Cash paid for acquisitions of subsidiaries, net of cash received	(808)	(10,927)
Purchase of property and equipment	(4,146)	(22,478)
Proceeds from disposal of assets	—	34

Net cash provided by (used in) investing activities	10,359	(18,009)

(continued on next page)

Ambassadors International, Inc.

Consolidated Statements of Cash Flows — (Continued from previous page)

	Year Ended December 31,
	2008	2007
	(In thousands)

Cash flows from financing activities:
Proceeds from exercise of stock options	20	649
Proceeds from issuance of convertible note, net of offering costs of $3,299	—	93,701
Proceeds from line of credit	667	877
Dividends paid on common stock	—	(2,168)
Purchase and retirement of common stock	—	(1,576)
Payment of long term debt	(4,354)	(64,443)

Net cash provided by (used in) financing activities	(3,667)	27,040

Net increase (decrease) in cash and cash equivalents	$(11,893)	$13,752
Cash and cash equivalents, beginning of year	21,998	8,246

Cash and cash equivalents, end of year	$10,105	$21,998

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,611	$5,552
Cash paid for income taxes	622	356
See Notes 1 and 9 for non-cash investing and financing activities.

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

As of December 31, 2008, the following further describes the operations of the Company’s business segments:

•	Cruise — this segment operates the Majestic America Line and Windstar Cruises. Majestic America Line consists of a North American river and coastal cruise company, American West Steamboat Company (“American West”). ACG acquired American West on January 13, 2006 and the cruise-related assets of Delta Queen Steamboat Company, Inc. (“Delta Queen”) on April 25, 2006. Through the second quarter of 2008 American West operated a seven-ship fleet which includes the 223-passenger Empress of the North, the 142-passenger Queen of the West, the 436-passenger American Queen®, the 412-passenger Mississippi Queen® and the 176-passenger Delta Queen®. On June 12, 2006, ACG acquired the 48-passenger Executive Explorer, renamed Contessa, and on October 13, 2006, ACG acquired the 150-passenger Columbia Queen. On April 2, 2007, ACG, through its wholly-owned subsidiary, Ambassadors International Cruise Group (“AICG”), acquired Windstar Sail Cruises Limited (“Windstar Cruises”), an international-flagged small ship cruise line that operates a three-ship fleet that includes the 312-passenger Wind Surf, 148-passenger Wind Spirit, and 148-passenger Wind Star.

The 2008 cruise schedule included cruises through Alaska’s Inside Passage onboard the Empress of the North, and on the Columbia and Snake Rivers onboard the Empress of the North, Columbia Queen and Queen of the West. The Company also offered historical cruises onboard the American Queen®, Delta Queen® and Mississippi Queen® on many American rivers, including the Mississippi, Ohio, Tennessee, Cumberland and Arkansas Rivers, with stops at many American historic cities, battle grounds and estates, including New Orleans, Memphis and St. Louis. Each of the Company’s cruises offered an onboard historian and naturalist and shore excursions to enhance passengers’ understanding of the wildlife, history and cultures of the areas traveled.

The Contessa did not operate in 2008, and 2008 was also the farewell season for the Delta Queen®. The Empress of the North and the American Queen® were returned to MARAD’s custodial control in September 2008 and November 2008, respectively. On January 27, 2009, DQ Boat LLC, a wholly owned subsidiary of the Company and owner of Delta Queen® entered into a Bareboat Charter Agreement with Delta Queen, LLC to lease Delta Queen® for use as a fixed location boutique hotel/restaurant/bar at Chattanooga, Tennessee. The Company has announced its intention to sell the Majestic America Line fleet and that it does not intend to sail the Majestic America vessels in 2009.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Since April 2007, the Company, through Windstar Cruises, offers cruise schedules to destinations in the Greek Isles, Caribbean Islands and Costa Rica and cruises on the Mediterranean, the Adriatic, and the Panama Canal on one of its three Windstar Cruises ships.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Due to the current global downturn in the economy, specifically the decrease in vacationers’ discretionary spending and the direct impact this has on the reduction in cruise bookings, the Company is anticipating that it will need additional sources of cash flow in order to fund operations in 2009. Accordingly, in February 2009, the Company announced its intention to sell its non-Windstar Cruises related assets, including the operations of marine, travel and events and insurance. This announcement is in addition to the April 2008 announcement of the Company’s intention to sell Majestic America Line. The Company hired an investment banking firm who is actively marketing the non-Windstar Cruise assets for immediate sale. In addition to the sale of assets, the Company is also seeking additional financing sources, including renegotiating existing debt obligations. As of December 31, 2008, the Company was not in compliance with certain debt covenants. Based on the terms of the asset sales or additional financing available, the Company’s stockholders may have additional dilution. The amount of dilution could be attributed to the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.

Although the Company is in discussions with potential buyers and other prospects for additional funds, the Company currently does not have any completed funding commitments or sale transactions. If the Company is not able to sell non-Windstar Cruises assets, raise additional financing and/or renegotiating existing debt obligations in order to raise funds for operations, the Company will be forced to extend payment terms with vendors where possible, and/or to suspend or curtail certain of its planned operations. Any of these actions could harm the business, results of operations and future prospects. These circumstances raise substantial doubt Company’s ability to continue as a going concern.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. The equity method of accounting is used for investment ownership ranging from 20% to 50% where the Company is

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Reclassifications

Certain reclassifications have been made to amounts in 2007 to conform to the 2008 financial statement presentation.

Credit Risk

The majority of the Company’s accounts receivable are derived from its marine and travel and events business lines. These accounts receivable represent funds owed from clients and customers, primarily comprised of individuals, corporations and government agencies, for services or products delivered.

In the Company’s marine business, receivables represent amounts owed under contracts related to the manufacture and installation of concrete dock systems and are based on contracted prices and payment schedules. The Company usually requires a prepayment on a contract prior to commencing work, the Company makes progress billings during a project and ultimately receives the final retention payment which is due 30 days after a project is completed and accepted by its clients. Each billing represents an account receivable until collected. Most of the Company’s travel and events programs are billed in advance and are routinely collected prior to the commencement of a program.

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

	Fair Value	Fair Value	Change in	Change in
Fair Value	December 31,	December 31,	Unrealized	Realized
Hierarchy	2008	2007	Gain (loss)(1)	Gain (loss)(1)

Level 1	$185	$2,514	$25	$—
Level 2	—	—	—	—
Level 3	—	—	—	—

(1)	Settlements (net) or transfers out of Level I during the year ended December 31, 2008 amounted to $2,354.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and other investments. Securities with remaining maturities of three months or less are classified as cash equivalents.

Restricted Cash

The Company’s restricted cash consisted of (in thousands):

	As of December 31,
	2008	2007

Restricted cash to secure credit card processing	$10,644	$17,100
Restricted cash to pay vessel debt	5,981	12,500
Restricted cash to secure letters of credit	—	1,484

Balance at December 31,	$16,625	$31,084

The Company’s cruise passenger deposits are primarily received through credit card transactions. At December 31, 2007, the Company had $17.1 million of restricted cash held by banks in cash equivalents and a certificate of deposit in order to secure its processing of passenger deposits through credit cards. The restricted amounts were negotiated between the Company and the bank based on a percentage of the expected volume of future credit card transactions within a standard twelve-month period. At December 31, 2008, the amount of restricted cash held by banks related to credit card transactions was $10.6 million.

Due to reductions in the insurance contract liabilities associated with the Company’s reinsurance business, the Company was able to reduce certain letters of credit requirements. During 2008, this reduction made available $6.5 million of cash that was previously restricted. Accordingly this reduction allowed the Company to reduce its bank facility that secured the letters of credit to $6.0 million as of December 31, 2008.

As of December 31, 2007, the Company also had $1.5 million included in restricted cash representing principal and interest payments made to a depository account which was used to pay bondholders of certain of the Company’s vessel debt in February 2008 as required under the loan agreement. At December 31, 2008, the Company’s restricted cash did not include any such amounts.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of net unrealized gains and losses on foreign currency translation and marketable securities of $0.5 million and $1.6 million, net of taxes, at December 31, 2008 and 2007, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to the aggregate of net income (loss) and certain other revenues, expenses, gains and losses recorded directly as adjustments to stockholders’ equity, net of tax.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Investments

The Company includes its equity investments in other operating companies as other assets in the accompanying balance sheets. The cost of these equity investments is allocated against the underlying fair value of the net assets of the investee. The Company accounts for equity investments with ownership ranging from 20% to 50% using the equity method, as it is deemed that the Company has significant influence, but not control. Equity investments with ownership of less than 20% are accounted for under the cost method. In 2008, the Company wrote down its equity investment in Deer Harbor WI, LLC (“DHWI”) to zero and recorded an impairment charge of $1.1 million, which is included in the impairment loss for the period ended December 31, 2008.

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

The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of our assets based on its estimate of their undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of an asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. All of the Company’s property, vessels and equipment were subject to impairment testing as of December 31, 2008 and only the assets related to the marine division were deemed to be impaired. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations.

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

assets with finite lives over their estimated useful lives and reviews them for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company amortizes its acquired intangible assets with finite lives over periods ranging from three to 20 years.

In 2008 the Company recorded an impairment loss of $21.3 million due to the write-down of the assets of its marine segment. As a result of its determination that there was a more than 50% likelihood that AMG will be sold in the near term, the Company evaluated the ongoing value of AMG’s long-lived assets and determined that they were impaired. The carrying value of AMG and AMG’s long-lived assets including goodwill at December 31, 2008 was $32.3 million and $18.0 million, respectively. The estimated fair value of AMG was $11.0 million. Fair value was based on indications of interest received early on in the Company’s sale process, which is still ongoing. In connection with our December 31, 2008 impairment testing, the trade name and goodwill associated with our marine division reporting unit were deemed to impaired and written off. The entire carrying value of the long-lived assets, including goodwill of $2.9 million, was written down to zero at December 31, 2008. The remaining excess carrying value of $3.3 million after the write-off of goodwill and intangible assets was allocated to property, plant and equipment, inventory, prepaid and other current assets and to accounts receivable. As a result of the current global economic weakness and the Company’s announcement subsequent to the year ended December 31, 2008 that it plans to sell its non-Windstar assets including AMG in the near term, it is reasonably possible that the Company’s estimate of discounted cash flows may change in the near term resulting in the need to adjust its determination of fair value.

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

Foreign Currency Transactions

Bellingham Marine operates internationally through its five foreign subsidiaries in Australia, New Zealand, Europe, Singapore and Southeast Asia. The financial statements of these foreign entities are denominated in their local currency and are translated into U.S. dollars for reporting purposes. Balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included on the statement of operations in other income (expense), net (see note 10).

Revenue Recognition

The Company recognizes revenues in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104 “Revenue Recognition,” and EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” The Company recognizes revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectibility is reasonably assured and delivery has occurred.

Passenger Ticket Revenue and Onboard and Other Cruise Revenues

Passenger ticket revenue is recorded net of applicable discounts. Passenger ticket revenue and related costs of revenue are recognized when the cruise is completed. The Company generally receives from its customers a partially refundable deposit within one week of booking a tour, with the balance typically remitted

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

60 days prior to the departure date. When customers cancel their trip, the nonrefundable portion of their deposit is recognized as revenue on the date of cancellation. Passenger revenue representing travel insurance purchased at the time of reservation is recognized upon the completion of the cruise or passenger cancellation, whichever is earlier and the Company’s obligation has been met. Onboard and other cruise revenues are comprised of beverage and souvenir sales and optional shore excursions and are deferred and recognized as revenue when the cruise is completed.

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

The assets, “costs plus earnings in excess of billings on construction contracts,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs plus earnings on construction contracts,” represents billings in excess of revenues recognized.

Travel and Event Related

The Company bills travel participants, mainly consisting of large corporations, in advance, and the cash received recorded as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel and other program costs in advance of travel, and records such costs as prepaid program costs. The Company recognizes travel revenue and related costs when travel convenes and classifies such revenue as travel and event related. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The dilutive effect of options outstanding is reflected in diluted earnings (loss) per share by application of the treasury stock method.

Accounting for Stock-Based Compensation Plans

The Company has certain stock-based employee compensation plans, which are more fully described in Note 14, “Stock Plans.” On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share Based Payment” (“SFAS No. 123R”) using the modified-prospective method. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and amends SFAS No. 95, “Statement of Cash Flows.” In 2005, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS No. 123R, using the modified-prospective method, beginning January 1, 2006. Based on the terms of its plans, the Company did not have a cumulative effect adjustment upon adoption. The Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula.

The adoption of SFAS 123R resulted in compensation expense of $0.8 million and $0.7 million that has been classified in general and administrative expenses related to employee stock options and restricted stock, respectively, for each of the years ended December 31, 2008 and 2007.

As of December 31, 2008, there was $0.4 million and $1.8 million, respectively, of total unrecognized compensation cost related to nonvested stock options and nonvested restricted stock granted under the Company’s plans expected in future years through 2011. This expected cost does not include the impact of any future stock-based compensation awards.

No options were granted during 2007 and 2008.

Upon the adoption of SFAS No. 123R, expected volatility was based on historical volatilities. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term was calculated based on historical experience and represents the time period options actually remain outstanding. The Company estimated forfeitures based on historical pre-vesting forfeitures and will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

The estimated fair values of the financial instruments as of December 31, 2008 and 2007 are as follows (in thousands):

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$10,105	$10,105	$21,998	$21,998
Restricted cash	16,625	16,625	31,084	31,084
Available-for-sale securities	185	185	2,514	2,514
Debt	97,973	29,100	167,063	169,542

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

Restricted Cash — The fair value of the Company’s restricted cash is based on the certificate of deposit in which the funds are invested and the cash paid toward debt.

Available-for-Sale Securities — The fair value of the Company’s investment in debt and marketable equity securities is based on quoted market prices.

Debt — The carrying value of senior secured notes and mortgage debt approximate fair value since they are estimates based on rates currently prevailing for similar instruments of similar maturities. The fair value of convertible debt is based on recent marketplace transactions.

Dividends Declared

On September 2, 2003, the Company’s Board of Directors authorized a new dividend policy paying stockholders $0.40 per share annually, distributable at $0.10 per share on a quarterly basis. The Company and its board of directors intend to continually review the dividend policy to ensure compliance with capital requirements, regulatory limitations, the Company’s financial position and other conditions which may affect the Company’s desire or ability to pay dividends in the future. Subsequent to the dividend declared in May 2007, the Company’s board of directors did not approve any additional dividends for 2007 or 2008.

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) on a prospective basis for business combinations that occur in fiscal years beginning after December 15, 2008. The Company is evaluating SFAS No. 141(R) and has not yet determined the impact the adoption will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company anticipates the adoption of SFAS No. 160 will not have a material impact on its consolidated financial statements.

2.	Business Acquisitions and Investments

BellPort

On February 1, 2005, the Company acquired 100% of the outstanding stock of BellPort. BellPort, located in Newport Beach, California, is a marina services company operating facilities in both the United States and Mexico. In February 2006, BellPort acquired a 34% interest in BellPort Japan through the acquisition of BellJa Holding Company, Inc., a California corporation, for $0.3 million, and extended its license agreement with BellPort Japan through 2010. The Company recorded its proportional share of the loss from BellPort Japan of $0.1 million in 2007 and had incurred losses on its investment up to the original investment amount, resulting in zero investment balance as of December 31, 2007. The Company is not required to contribute any funds to support the operation of this investee. On August 20, 2007, the majority shareholder of BellPort Japan increased its capital contribution in BellPort Japan resulting in dilution of our investment in BellPort Japan from 34% to 0.9%. The Company retained an option (not obligation) to contribute capital to increase our investment to 34%. In July 2008, by mutual agreement with the majority shareholder of BellPort Japan, the Company forfeited this option.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

BellPort has a 50% ownership interest in DHWI. DHWI owns a marina facility in Deer Harbor, Orcas Island, Washington. The Company recorded its proportional share of losses from DHWI of $88,000 and $0.1 million for the years ended December 31, 2008 and 2007, respectively, which are included in other income (expense), net. In 2008, BellPort had a note receivable from DHWI for $1.9 million secured by a deed of trust on property and bearing interest at a variable rate equal to the applicable London Interbank Offered Rate plus 2.75% per year, adjusted annually. As of December 31, 2008, the interest rate was 5.52%. All unpaid principal and accrued and unpaid interest are due no later than November 30, 2011.

The Company accounts for its investment in DHWI on the equity method. At December 31, 2007, the investment in DHWI represented $1.4 million, and was included in other assets in the accompanying balance sheets.

At December 2008, the Company recorded an impairment loss on assets of the marine segment which included the entire balance of the note receivable from DHWI and the investment in DHWI (see note 13, “Impairment or Disposal of Long-Lived Assets”) reducing each of these balances to zero.

On February 13, 2006, BellPort purchased certain assets related to the Newport Harbor Shipyard for $0.5 million. Concurrent with the asset purchase, BellPort entered into a long term agreement to lease and operate the shipyard facility beginning April 1, 2006 and ending March 31, 2011.

Windstar Cruises

In order to expand its cruise offerings to include international cruise offerings, on April 2, 2007, the Company, through its wholly-owned subsidiary AICG, completed its acquisition of all of the issued and outstanding shares of Windstar Cruises from HAL Antillen N.V. (“HAL Antillen”), a unit of Carnival Corporation, plc. Under the terms of the purchase agreement, the Company paid $11.3 million in cash, obtained $60 million in seller financing and assumed $29.0 million in liabilities. The $60 million in seller financing was payable over ten years at 7% and was collateralized by each of the three Windstar Cruises’ ships. In addition, the Company incurred $0.8 million of acquisition costs related to the Windstar Cruises transaction.

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

On April 18, 2007, the Company paid off $60 million in seller financing and accrued interest of $0.2 million using proceeds from its convertible senior notes offering discussed in Note 9 “Long-Term

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Obligations.” The following pro forma information of the Windstar Cruises acquisition for the year ended December 31, 2007 as if the acquisition had occurred as of the beginning of the year instead of April 2, 2007 (in thousands, except per share data):

		Pro Forma
		Windstar	Pro Forma
	As Reported	Cruises	Combined

Revenues	$287,005	$17,463	$304,468

Net income (loss)	$(26,879)	$(1,080)	$(27,959)

Earnings per share — basic	$(2.48)		$(2.58)

Earnings per share — diluted	$(2.48)		$(2.58)

3.	Reinsurance

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

2004 through December 31, 2004. The other agreements entered into in 2005 and 2004 contain only prospective components.

Accounting for prospective reinsurance transactions results in premiums and related acquisition costs being recognized over the remaining period of the insurance contracts reinsured. As of December 31, 2008 and 2007, there were no balances in unearned premium reserves, deferred policy acquisition costs or ceded prepaid reinsurance premiums.

Accounting for retroactive reinsurance transactions results in the reinsurer reimbursing the ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. Loss and loss adjustment expenses are initially recorded at the estimated ultimate payout amount and any gain from any such transaction is deferred and amortized into income. Loss and loss adjustment expense reserves are adjusted for changes in the estimated ultimate payout and the original deferred gain is recalculated and reamortized to the balance that would have existed had the changes in estimated ultimate payout been available at the inception of the transaction, resulting in a corresponding charge or credit to income in the period that the changes in estimated ultimate payout are made. There was no unrecognized deferred gain on retroactive reinsurance as of December 31, 2008 and 2007. During 2008 and 2007 Cypress Re recognized in income $0 and $19,000, respectively, of previously deferred gain.

As of December 31, 2008 and 2007, premiums receivable, reinsurance recoverable and loss and loss adjustment expense reserves of $2.0 million, $34,000 and $2.4 million; and $1.2 million, $0.3 million, and $1.1 million, respectively, related to retroactive reinsurance were recorded on the Company’s balance sheet. The December 31, 2008 and 2007 loss and loss adjustment expense reserve balances include reserves for both prospective and retroactive reinsurance as well as $3.3 million and $1.0 million, respectively, for incurred but not reported claims related to retroactive reinsurance.

Cypress Re retrocedes risk to the ceding company under specific excess and aggregate loss treaties. Cypress Re remains obligated for amounts ceded in the event that the reinsurer does not meet its obligations.

Premiums receivable at December 31, 2008 and 2007 is comprised of funds held in trust by the ceding company, of $6.3 million and $9.7 million, respectively. In 2008, premium due from the ceding company was $0.3 million and in 2007, deferred and not yet due premiums from the ceding company was $0.3 million. The funds held in trust primarily consist of high grade corporate bonds, government bonds and money market funds.

As of December 31, 2008 and 2007, reinsurance recoverable and prepaid reinsurance premiums of $0.5 million and $0 million and $1.2 million and $0 million, respectively, relate to a single reinsurer. Cypress Re’s exposure to credit loss in the event of non-payment or nonperformance is limited to these amounts.

The effect of reinsurance on premiums written and earned as of December 31, 2008 and 2007 was as follows (in thousands):

	2008		2007
	Written	Earned	Written	Earned

Assumed	$9	$9	$(468)	$752
Ceded	—	—	83	(170)

Net premiums	$9	$9	$(385)	$582

As of December 31, 2008 and 2007, the Company had issued $5.9 million and $10.7 million, respectively, in letters of credit related to property and casualty insurance programs. The letters of credit expire at various dates through 2009.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

The activity in the liability for unpaid loss and loss adjustment expenses is summarized as follows:

	2008	2007

Balance at January 1,	$6,674	$11,826
Less reinsurance recoverables	(1,148)	(2,152)

Net balance at January 1,	5,526	9,674
Incurred related to:
Amortization of deferred gain on retroactive reinsurance	—	(19)
Current year	116	568
Prior years	444	(162)

Total incurred	560	387
Paid related to:
Current year	2,429	191
Prior years	191	4,344

Total paid	2,620	4,535
Net balance at December 31,	3,466	5,526
Plus reinsurance recoverable	532	1,148

Balance at December 31,	$3,998	$6,674

4.	Available-for-Sale Securities

At December 31, 2008 and 2007, the cost and estimated fair values of the Company’s investments in corporate bonds and U.S. and other government and agency obligations were as follows (in thousands):

		Gross	Gross	Fair Value/
		Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value

December 31, 2008:
Debt securities:
U.S. government and agency obligations	$—	$25	$—	$25
Corporate bonds	118	1	(1)	118

	118	26	(1)	143
Interest receivable	42	—	—	42

Total	$160	$26	$(1)	$185

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

		Gross	Gross	Fair Value/
		Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value

December 31, 2007:
Debt securities:
U.S. government and agency obligations	$1,129	$20	$(10)	$1,139
Corporate bonds	1,260	12	(25)	1,247

	2,389	32	(35)	2,386
Interest receivable	128	—	—	128

Total debt securities	$2,517	$32	$(35)	$2,514

The following table represents the gross unrealized loss by date acquired as of December 31, 2008 (in thousands):

	Less than	Greater than
	12 Months	12 Months	Total

Gross unrealized loss:
Corporate bonds	$(1)	$—	$(1)

	$(1)	$—	$(1)

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

For the year ended December 31, 2008, the Company recorded no realized losses on sale of available-for-sale securities based on specific identification of the cost of securities sold during the year. For the year ended December 31, 2007, the Company recorded realized losses on sale of available-for-sale securities of $(48,000), based on specific identification of the cost of securities sold during the year.

The following table represents principal cash flows from available-for-sale debt securities outstanding as of December 31, 2008 by contractual maturity date and average interest rate (in thousands, except interest rates):

	Year Ending December 31,
	2009	2010

Debt securities:
U.S. government and agency obligations	$25	$—
Corporate bonds	43	74

	68	74
Interest receivable	2	44

Total debt securities	$70	$118

Interest rate on debt securities	3.5%	5.2%

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Accounts Receivable

Accounts receivable at December 31, 2008 and 2007 (in thousands) consisted of:

	2008	2007

Cruise	$454	$817
Travel and events	1,904	4,149
Marine	19,705	37,969
Other	29	195

	22,092	43,130
Less allowance for doubtful accounts	(4,414)	(2,332)

Total accounts receivable	$17,678	$40,798

In 2008, the Company allocated an impairment charge of $0.5 million related to excess carrying value of AMG over its fair value as reduction to the value of Marine accounts receivable. Total contract retentions were $2.9 million and $5.8 million at December 31, 2008 and 2007, respectively. Contract retentions are billable upon final acceptance by the customers. Based on the Company’s experience, the majority of the retention balance is expected to be collected within a year, and is therefore included in accounts receivable.

6.	Inventory

The Company maintains inventories of marine construction materials, fuel, supplies, souvenirs and food and beverage products. Inventories are stated at the lower of cost or market, using weighted average costs. The components of inventory as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Marine construction materials	$—	$2,630
Food, souvenirs and supplies	1,519	2,390
Fuel	320	731

	$1,839	$5,751

In 2008, the Company allocated an impairment charge of $2.6 million related to excess carrying value of AMG over its fair value as a reduction to the value of inventory, resulting in zero value for AMG’s ending inventory.

7. Property, Vessels and Equipment

Property, vessels and equipment consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007

Ships and vehicles	$146,095	$221,790
Office furniture, fixtures and equipment	2,329	8,447
Computer software and equipment	5,034	5,831
Land	—	1,765
Leasehold improvements	657	897
Ship work in process	102	70

	154,217	238,800
Less accumulated depreciation and amortization	(23,756)	(19,007)

	$130,461	$219,793

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

In 2008, the Company returned the Empress of the North and the American Queen to MARAD and wrote off $34.2 million and $38.3 million, respectively, in assets, primarily vessels. In 2008, the Company allocated an impairment charge of $8.1 million related to excess carrying value of AMG over its fair value as a reduction to the value of property and equipment, resulting in zero value for AMG’s ending property and equipment.

Depreciation and amortization expense related to property and equipment was $14.5 million and $10.7 million for the years ended December 31, 2008 and 2007, respectively.

8.	Goodwill and Other Intangibles

Goodwill and other intangibles consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007

Goodwill, beginning of year	$9,181	$9,181
Anacapa acquisition	10	—
Goodwill impairment	(2,916)	—

Goodwill, end of year	$6,275	$9,181

Other Intangibles:
Trade name	$7,282	$9,980
Management contracts	—	853
Customer list	—	717

	7,282	11,550
Less accumulated amortization	—	(398)

Total other intangibles	$7,282	$11,152

In 2008, as a result of the final purchase price allocation of the Windstar Cruises acquisition, $0.7 million of customer list was reclassified to trade name and the associated amortization expense of $0.2 million recorded in 2007 was reversed in 2008. The Company determined that as of December 31, 2008, the Windstar trade name was not impaired. The Company also determined that as of December 31, 2008, the $2.9 million in goodwill and $3.4 million in trade name related to the Company’s marine operations were no longer recoverable and wrote them off as loss on impairment. These amounts are included in the impairment loss, a component of the operating loss of the marine segment. For the years ended December 31, 2008 and 2007, the Company recorded amortization expense of the management contracts of $0.1 million and $0.1 million, respectively. Trade name is an indefinite lived asset.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Long term Obligations

Long-term obligations as of December 31, 2008 and December 31, 2007 were as follows (in thousands):

	2008	2007

Guaranteed principal payment to U.S. Maritime Administration	$948	$69,743
Secured note payable to bank at a fixed interest rate of 8.245%, due May 2010	1,601	1,656
Amounts outstanding under $8.0 million asset-based business loan secured line of credit with a U.S. bank	186	—
Amounts outstanding under $2.1 million secured lines of credit with an Australian bank	—	876
Loans outstanding with New Zealand banks	3	50
3.75% Convertible Senior Notes, net of unamortized discount and offering costs of $1,902 and $2,479, respectively	95,098	94,521
Equipment leases	137	217

	97,973	167,063
Less: current portion	2,760	5,479

Non-current portion	$95,213	$161,584

At December 31, 2008 and 2007, the Company’s cash-secured revolving credit facility with a bank in the amount of $6.0 million and $12.5 million, respectively, had no balances outstanding at the end of each of the respective periods.

Loans Secured by Ship Mortgages

In conjunction with ACG’s acquisition of American West, the Company assumed $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the United States Government through MARAD under Title XI, Merchant Marine Act, 1936, as amended, and was secured by a First Preferred Ship Mortgage on the Empress of the North. Annual principal payments of $1.8 million plus accrued interest were required through July 18, 2028. EN Boat, a subsidiary of the Company and owner of the Empress of the North, was unable to make its semi-annual payment on the note due July 17, 2008 and was unable to cure the payment default within the 30 day cure period. On August 15, 2008, the Company returned the Empress of the North to MARAD’s custodial control following its last sailing on August 9, 2008. As a result of the disposal of the Empress of the North, the Company wrote off $34.2 million in assets (primarily vessels) and $37.3 million in liabilities (primarily loans payable) and recorded a $3.1 million gain on disposal for the year ended December 31, 2008. The default under the note will have a limited financial impact because recourse on the default is limited to the Empress of the North.

In conjunction with ACG’s acquisition of the cruise-related assets of Delta Queen, the Company assumed $35.0 million of fixed-rate, 6.5% debt payable through 2020 and guaranteed by MARAD under Title XI, Merchant Marine Act, 1936, as amended, and secured by a First Preferred Ship Mortgage on the American Queen®. Semi-annual principal payments accumulating to $2.4 million annually plus accrued interest were required through June 2020. AQ Boat, LLC, a subsidiary of the Company and owner of the American Queen®, was unable to make its semiannual principal payments on the note. On November 15, 2008, the Company returned the American Queen® to MARAD’s custodial control following its last sailing in November 2008. Under the Trust Indenture, the Company, as ultimate parent of AQ Boat, LLC, had guaranteed principal payments on the debt assumed by AQ Boat, LLC and the Company was required to make principal payments on the debt or additional note amounting to $7.3 million by February 23, 2009, in the event of default by AQ Boat, LLC. Through November 15, 2008, AQ Boat, LLC had paid $6.3 million towards principal payments. At December 31, 2008, the Company accrued the remaining guaranteed principal payment of $0.9 million. As a result of the disposal of the American Queen®, the Company wrote off $38.3 million in assets (primarily

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

vessels) and $28.3 million in liabilities (primarily loans payable) and recorded a $10.0 million loss on disposal for the year ended December 31, 2008. The default under the note will have a limited financial impact because recourse on the default is limited to the American Queen®.

Bellingham Marine Debt

Bellingham Marine has a note payable to a bank with a balance of $1.6 million at December 31, 2008, secured by property, payable in monthly installments of $16,000 including interest at a fixed rate of 8.245%, subject to certain limitations and various financial covenants, due May 10, 2010.

Bellingham Marine’s U.S. operations have an asset-based business loan including an $8.0 million secured line of credit with its bank secured by all of Bellingham Marine’s U.S. accounts receivable and inventory and subject to certain financial covenants such as current ratio, minimum capital base, maximum leverage and coverage as required by the agreements. The credit line expires on June 2009 and carries an annual rate of prime minus 0.5%, and is payable monthly. At December 31, 2008, the annual interest rate on this line of credit was 2.75%. At December 31, 2008, there were $0.2 million in borrowings against this credit line. As of December 31, 2008, the Company was not in compliance with the financial covenant to meet minimum capital base requirements. As such, the entire balance of this note payable has been classified as current portion of long-term obligations on the balance sheet. Subsequent to December 31, 2008, the Company received a notification of non compliance from its bank and a notice of pay off pursuant to which the bank exercised its right of setoff and repaid the loan fully utilizing funds in the Company’s account maintained at the bank (see note 20, “Subsequent Events”).

In 2007, Bellingham Marine’s international operations had a $2.1 million line of credit for its Australian subsidiary with National Australia Bank Limited. Interest was payable monthly at an annual adjustable rate that was adjusted quarterly and was collateralized by substantially all of the subsidiary’s assets, including any uncalled or unpaid capital. As of December 31, 2008, there were no borrowings on his line of credit and the credit facility was terminated. Bellingham Marine’s New Zealand operations have two bank loans at an average interest rate of 11.3% and outstanding amounts totaling $3,000. In addition, the international operations have equipment contracts secured by the respective equipment payable in monthly installments aggregating $4,000, including interest, through July 2013.

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

The Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 17.8763 shares per $1,000 principal amount of the Notes (which is equivalent to an initial conversion price of approximately $55.94 per share), subject to adjustment upon the occurrence of certain events. Interest on the Notes is payable semi-annually in arrears on April 15 and on October 15 in each year, commencing October 15, 2007. The Company may redeem the Notes in whole or in part after April 15, 2012. After April 20, 2010 and prior to April 15, 2012, the Company may redeem all or a portion of the Notes only if the price of the Company’s common stock reaches certain thresholds for a specified period of time. Holders of the Notes may require the Company to purchase all or a portion of the Notes, in cash, on April 15, 2012, April 15, 2017 and April 15, 2022 or upon the occurrence of specified fundamental changes (as defined in the purchase agreement dated March 28, 2007). If a holder elects to convert Notes in connection with a specified fundamental change that occurs prior to April 15, 2012, the Company will in certain circumstances increase the conversion rate by a specified number of additional shares (see note 20, “Subsequent Events”).

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Principal payments on the Company’s debt are scheduled to be paid as follows (in thousands):

Year Ended December 31,

2009	$2,760
2010	40
2011	22
2012	97,022
2013	22
Thereafter	9

$99,875

10.	Other Income (expense), net

Other income (expense), net includes the following at December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	2007

Insurance proceeds received (Note 12)	$755	$1,012
Loss on disposal of assets (Note 13)	(7,008)	—
Proceeds from legal settlements (Note 12)	4,322	—
Foreign currency translation gains (losses)	559	(228)
Equity in loss from unconsolidated entities and management fees	(88)	(231)
Impairment loss on investment in affiliates	—	(165)
Other income (expense), net	387	(114)

	$(1,073)	$274

11.	Income Taxes

Pretax income (loss) summarized by region is as follows (in thousands):

	Year Ended December 31,
	2008	2007

Domestic	$(36,449)	$(34,708)
Foreign	187	10,797

Total pretax income (loss)	$(36,262)	$(23,911)

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

The income tax provision (benefit) included in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2008	2007

Current:
Federal	$(277)	$(316)
State	126	253
Foreign	583	712

Total current	432	649

Deferred:
Federal	(427)	1,653
State	(346)	820
Foreign	51	(154)

Total deferred	(722)	2,319

Total income tax (benefit) provision	$(290)	$2,968

The reconciliation of U.S. statutory federal income tax expense to income tax provision (benefit) on income (loss) before income taxes is as follows (in thousands):

	2008		2007
	Amount	%	Amount	%

Provision (benefit) at the federal statutory rate	$(12,330)	34.0%	$(8,130)	34.0%
Change in valuation allowance	11,880	(32.8)	14,448	(60.4)
State income tax, net of federal benefit	(930)	2.6	(982)	4.1
Rate adjustment	149	(0.4)	123	(0.5)
Reserve adjustment	104	(0.3)	250	(1.1)
Impairment of goodwill	992	(2.7)	—	—
Impairment of other long-lived assets	(773)	2.1	—	—
Foreign rate differential	570	(1.6)	(3,113)	13.0
Other permanent and return to provision items	48	(0.1)	372	(1.5)

	$(290)	0.8%	$2,968	(12.4)%

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	2008	2007

Deferred tax assets:
Accrued vacation and compensation	$2,243	$2,169
Intangible assets	1,625	1,645
Allowance for billing reserve	2,104	967
Loss and loss adjustment expense reserves	134	199
Net operating loss carryforward	20,100	19,909
Other	1,642	384

Total deferred tax assets	27,848	25,273
Valuation allowance for deferred tax assets	(26,968)	(15,509)

Total deferred tax assets, net of valuation allowance	880	9,764

Deferred tax liabilities:
Intangibles	—	(773)
Property and equipment	(1,434)	(9,128)
Other	861	(278)

Total deferred tax liabilities	(573)	(10,179)

Net deferred tax assets (liabilities)	$307	$(415)

At December 31, 2008, the Company has federal, state and foreign net operating loss (“NOL”) carryforwards of $57.7 million, $37.3 million and, $3.6 million, respectively. The federal and state NOL carryforwards begin to expire in 2011 and 2009, respectively. The foreign NOL carryforwards do not expire. Utilization of these losses may be subject to an annual limitation due to ownership change constraints set forth in the Internal Revenue Code of 1986 and similar state tax provisions.

The Company has recorded valuation allowances of $27.0 million and $15.5 million at December 31, 2008 and 2007, respectively, due to uncertainty related to the future utilization of certain deferred tax assets. In 2008, the Company increased its valuation allowance related to deferred tax assets by $11.4 million. Based on all available positive and negative evidence at December 31, 2008, the Company has concluded that the realizability of the net domestic deferred tax assets does not meet the more likely than not threshold under SFAS 109.

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes to unrecognized tax benefits for the year ended December 31, 2008:

Balance at January 1, 2007	$551
Additions based on tax positions related to the current year	91
Reductions for tax positions of prior years	(18)
Other	(47)

Balance at December 31, 2007	577
Additions based on tax positions related to the current year	33
Reduction as a result of lapse of applicable statute of limitations	(43)
Other	46

Balance at December 31, 2008	$613

The Company expects a $0.1 million decrease to its unrecognized tax benefits within the next 12 months due to the lapse of applicable statute of limitations.

The Company is subject to United States federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2005; state and local income tax examinations before 2004; and foreign income tax examinations before 2004.

Currently the Company is not under Internal Revenue Service, state, local or foreign jurisdiction tax examinations.

The Company’s continuing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in its provision for income taxes. During 2008, an adjustment of ($0.1) million was made to interest and penalties due to the lapse of applicable statute of limitations. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, amounts accrued will be reduced and $0.1 million will be reflected as a reduction of the overall income tax provision.

Utilization of the federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the NOL and tax credit carryforwards that can be utilized annually to offset future taxable income. The Company has not completed a study to assess whether a change of control has occurred due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control, utilization of the Company’s NOL and tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the carryforwards before utilization. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

12.	Commitments and Contingencies

Leases

The Company leases office facilities and office equipment under non-cancelable operating leases. Certain of the Company’s leases have escalation clauses. The Company’s obligations under non-cancelable lease commitments end in 2011 and are as follows (in thousands):

Year Ending December 31,

2009	$2,417
2010	1,525
2011	874
2012	550
2013	401

$5,767

Total rent expense for the years ended December 31, 2008 and 2007 was $3.2 million and $2.9 million, respectively.

The Company entered into agreements to sublease office facilities in Newport Beach, California to a related party. Sublease rental income for the years ended December 31, 2008 and 2007 was $60,000 and $60,000, respectively.

Letters of Credit

In the ordinary course of business the Company may from time to time be required to enter into letters of credit related to its insurance programs and for its travel related programs with airlines, travel providers and travel reporting agencies. As of December 31, 2008, the Company has issued $5.9 million in letters of credit related to property and casualty insurance programs which expire at various dates through 2009. As of December 31, 2008, the Company has issued the Company also has issued $0.1 million in letters of credit related to travel and event business operations which expire at various dates through 2009. The Company has a $6.0 million line of credit to support the outstanding letters of credit which is secured by a certificate of deposit in the same amount and is classified as restricted cash as of December 31, 2008.

General Claims

The Company is subject to claims, suits and complaints, which have arisen in the ordinary course of business. In the opinion of management and its legal counsel, all matters are without merit or are of such a nature, or involve such amounts as would not have a material effect on the financial position, cash flows or results of operations of the Company.

Surety Bonds

The Company is often required to provide surety bonds to secure its performance under construction contracts, development agreements and other arrangements. The Company’s ability to obtain surety bonds primarily depends upon its capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. As of December 31, 2008, the Company maintained $16.3 million in surety bonds related to its marine segment.

The Federal Maritime Commission regulates passenger ships with 50 or more passenger berths departing from U.S. ports and requires that operators post surety bonds to be used in the event the operator fails to

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

provide cruise services, or otherwise satisfy certain financial standards. The Company has secured a $8.7 million surety bond as security under the Federal Maritime Commission.

Ship Incidents

In April 2008, a fire occurred in the engine room of the Queen of the West, while the vessel was cruising between The Dalles and John Day Locks in Oregon. The fire was extinguished with no injuries to guests. The Columbia Queen was brought into service in April, earlier than originally scheduled, in order to accommodate guests while the Queen of the West was undergoing repairs. The incident sailing and eight additional sailings were cancelled. As of December 31, 2008, the Company incurred costs related to relocating passengers and crew, vessel repair costs and refund passenger deposits totaling $0.4 million which have been recorded in operations. In addition, the Company lost revenue of $2.4 million as a result of the cancellations of the nine sailings. During the third quarter of 2008, the Company received $0.4 million in insurance recoveries which was recorded as a reduction to the cruise operating expenses. The Company is in the process of seeking additional insurance related recoveries with respect to this incident but has recorded no receivables related to the estimated recoveries as of December 31, 2008.

On May 14, 2007, the Empress of the North ran aground in Southeast Alaska. No passengers or crew were injured during the incident. The ship was in drydock for damage inspection and repairs for approximately seven initial weeks. In September 2007, the ship re-entered drydock for additional repairs for a total of four additional non-consecutive weeks. The ship ended her season on October 27, 2007 to enter her scheduled drydock layup period early in order to complete work on her propulsion system. The Queen of the West assumed operation of the remaining published itineraries of the Empress of the North. As of December 31, 2007, the Company recorded in cruise operating expenses $6.1 million in costs associated with additional ship repairs, passenger relocation and crew expenses incurred as a result of the incident. These expenses were offset by estimated insurance recoveries of $4.1 million. As of December 31, 2007, the estimated impact of this incident was $5.3 million which includes estimated lost revenues. The Company is in the process of seeking additional insurance related recoveries from the grounding; however, due to the uncertainty regarding the claims no additional amounts were recorded as expected to be received as of December 31, 2008.

On March 24, 2006, the Empress of the North ran aground near the Washougal Upper Range on the Columbia River in Washington in order to avoid collision with a tug boat. No passengers or crew were injured during the grounding. The ship was in drydock for damage inspection and repairs for approximately four weeks. The ship was released and began operations on April 16, 2006. As of December 31, 2006, the Company recorded in cruise operating expenses $2.7 million in costs associated with ship repairs, passenger relocation and crew expenses incurred as a result of the grounding. These expenses were partially offset by insurance recoveries of $1.7 million received in the second quarter of 2006. In addition, the Company received $0.5 million related to insurance recoveries under its business interruption insurance which is recorded in other income for the year ended December 31, 2006. The Company filed a claim against the tug boat operator and was awarded $1.1 million as a settlement of the case which amount has been recorded in other income in the third quarter of 2008.

Legal Proceedings

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On October 28, 2008, the Company entered into a settlement agreement with HAL Antillen N.V., whereby the Company received on October 31, 2008, approximately $2.6 million related to a dispute that arose from the purchase of Windstar Cruises, which amount has been recorded as “Other income” in the fourth quarter ended December 31, 2008.

13.	Impairment or Disposal of Long-Lived Assets

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

AQ Boat, LLC, a subsidiary of the Company and owner of the American Queen, surrendered the American Queen to MARAD’s custodial control on November 15, 2008. As a result of the disposal of the American Queen, the Company wrote off $38.3 million in assets (primarily vessels) and $28.3 million in liabilities (primarily loans payable) and recorded a $10.0 million in loss on disposal for the quarter ended December 31, 2008. The Company, as the ultimate parent of AQ Boat, LLC, had guaranteed principal and interest payments on the debt assumed by AQ Boat, LLC. The Company’s limited guarantee required it to make principal payments on the debt or additional note amounting to approximately $7.3 million by February 23, 2009, in the event of default by AQ Boat, LLC. As of December 31, 2008, AQ Boat LLC had made $6.3 million in payments and the Company has accrued the remaining guaranteed payment of $0.9 million.

In April 2008, the Company announced its intention to sell the Majestic America Line. As of December 31, 2008, the net assets of the Majestic America Line did not qualify for “held-for-sale” treatment under SFAS No. 144. The Company also determined that there was no impairment of the remaining assets of Majestic America Line as of December 31, 2008.

In 2008 the Company recorded an impairment loss of $21.3 million due to the write-down of the assets of its marine segment. As a result of its determination that there was a more than 50% likelihood that AMG will be sold in the near term, the Company evaluated the ongoing value of AMG’s long-lived assets and determined that they were impaired. The carrying value of AMG and AMG’s long-lived assets, including goodwill, at December 31, 2008 was $32.3 million and $18.0 million respectively. The estimated fair value of AMG was $11.0 million. Fair value was based on indications of interest received early on in the Company’s sale process, which is still ongoing. The entire carrying value of the long-lived assets, including goodwill of $2.9 million, was written down to zero at December 31, 2008. The remaining excess carrying value of $3.3 million after the write-off of goodwill and intangible assets was allocated to property, plant and equipment, inventory, prepaid and other current assets and to accounts receivable. As a result of the current global economic weakness and the Company’s announcement subsequent to the year ended December 31, 2008 that it plans to sell its non-Windstar assets including AMG in the near term, it is reasonably possible that the Company’s estimate of fair value may change in the near term resulting in the need to adjust its recorded value.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Stock Plans

The Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) during 1995 and amended and restated the 1995 Plan in 1998, 1999 and 2002. In 2005, the Company adopted the 2005 Incentive Award Plan (the “2005 Plan”) and amended and restated the 2005 Plan in 2007. Both the 1995 Plan and the 2005 Plan provide for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, employees and consultants of the Company. The maximum number of shares which may be awarded under the 1995 Plan is 2,200,000 shares. The maximum number of shares which may be awarded under the 2005 Plan is 1,200,000 shares. Under the terms of both the 1995 Plan and the 2005 Plan, options to purchase shares of the Company’s common stock are granted at a price set by the Compensation Committee of the Board of Directors, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards. Vested options may be exercised for a period up to ten years from the grant date, as long as option holders remain employed by the Company. As of December 31, 2008, the Company had 338,735 shares available for grant under its equity option plans.

Stock option transactions are summarized as follows:

		Weighted-
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2006	1,131,759	14.12
Granted	278,000	14.86
Forfeited	(150,075)	17.76
Exercised	(60,626)	10.71

Balance, December 31, 2007	1,199,058	14.01
Granted	—	—
Forfeited	(164,853)	14.31
Exercised	(2,412)	8.45

Balance, December 31, 2008	1,031,793	13.98

The total pretax intrinsic value of options exercised in 2008 was $11,000. This intrinsic value represents the difference between the fair market value of our common stock on the date of exercise and the exercise price of each option. Based on the closing price of our common stock of $0.65 on December 31, 2008, the total pretax intrinsic value of all outstanding options was $(13.8) million. The total pretax intrinsic value of exercisable options at December 31, 2008 was $(9.5) million.

		Weighted-
	Number of	Average
	Shares	Exercise Price

Options exercisable at:
December 31, 2007	711,308	12.31
December 31, 2008	776,043	12.90

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2008:

	Number			Number
	Outstanding	Wtd. Avg.		Exercisable	Wtd. Avg.
	as of	Remaining	Wtd. Avg.	as of	Exercise Price
Range of	December 31,	Contractual	Exercise	December 31,	of Exercisable
Exercise Price	2008	Life	Price	2008	Options

$2.93 - $5.85	13,694	1.0	$5.39	13,694	$5.39
5.85 - 8.78	51,607	0.6	7.66	51,607	7.66
8.78 - 11.70	121,242	0.8	9.24	121,242	9.24
11.70 - 14.63	472,250	4.5	12.74	452,000	12.70
14.63 - 17.55	255,000	8.4	14.89	78,500	14.91
17.55 - 20.48	28,000	7.3	17.97	14,000	17.97
26.33 - 29.25	90,000	7.6	27.94	45,000	27.94

	1,031,793	5.1	13.98	776,043	12.90

In addition to the stock options above, in 2007, the Company granted restricted stock awards to certain members of executive management aggregating 95,000 shares, at $14.86 per share, representing the closing price of the shares on the date of grant. The restricted stock fully vests on the fourth anniversary of the date of grant. In 2008, the Company granted restricted stock awards to certain members of executive management aggregating 200,000 shares at $1.25 per share fully vesting on the second anniversary of the date of grant and 250,000 shares $0.79 per share fully vesting on the first anniversary of the date of grant. The per share prices of the restricted stock awards represent the closing price of the shares on the dates of grant. The Company recorded compensation expense of $0.8 million and $0.8 million related to the restricted stock grants for the year ended December 31, 2008 and 2007, respectively.

15.	Employee Benefit Plan

The Company has a 401(k) Profit-Sharing Plan (the “401(k) Plan”) that employees are eligible to participate in upon six months of service and 21 years of age. Employees may contribute up to 92% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 2008 and 2007, the Company contributed $71,000 and $11,000, respectively, to the 401(k) Plan.

16.	Common Stock Repurchase Plan

In November 1998, the board of directors of the Company authorized the repurchase of the Company’s common stock in the open market or through private transactions, up to $20.0 million in the aggregate. In August 2006, the Company’s board of directors authorized an additional $10.0 million for the repurchase of the Company’s common stock in the open market or through private transactions, providing for an aggregate of $30.0 million. This repurchase program is ongoing and as of December 31, 2007, the Company had repurchased 1,102,650 shares for approximately $14.0 million. In 2008, the Company made no share repurchases. In 2007, the Company repurchased 51,150 shares for $1.6 million.

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

17.	Accumulated Other Comprehensive Income (Loss)

The table below details the components of the accumulated other comprehensive income (in thousands):

	2008	2007

Unrealized gains (losses) on available-for-sale securities	17	8
Foreign currency translation gains	436	1,547

Total accumulated other comprehensive income	$453	$1,555

18.	Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options and shares issuable under convertible notes (“Notes”). The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The dilutive effect of the Notes is calculated by adding back interest expense and amortization of offering costs, net of taxes, which would not have been incurred assuming conversion. Diluted EPS for the years ended December 31, 2008 and 2007 do not include the dilutive effect of conversion of the Notes into the Company’s common shares since it would be anti-dilutive.

The table below details the components of the basic and diluted EPS calculations (in thousands, except per share amounts):

	2008	2007

Numerator:
Net (loss) income for basic and diluted earnings per share	$(35,972)	$(26,879)

Denominator:
Weighted-average shares outstanding — basic	10,926	10,838
Effect of dilutive securities:
Stock options Notes	—	—

Weighted-average shares outstanding — diluted	10,926	10,838

Earnings (loss) per share:
Basic	$(3.29)	$(2.48)

Diluted	$(3.29)	$(2.48)

At December 31, 2008 there were 1,028,292 common shares issuable under stock options whose exercise price exceeded the Company’s average common stock price of $5.0613. At December 31, 2007 there were no stock options outstanding, whereby the exercise price exceeded the Company’s average common stock price. For the years ended December 31, 2008 and 2007, the effects of the common stock equivalent shares have been excluded from the calculation of diluted loss per share because they are anti-dilutive.

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

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Selected financial information related to these segments is as follows (in thousands):

			Travel	Corporate
	Cruise	Marine	and Events	and Other	Total

2008:
Revenues	$150,995	$108,655	$14,941	$9	$274,600
Operating income (loss)	(12,128)	(16,113)	2,635	(4,442)	(30,048)
Depreciation and amortization expense	(12,934)	(1,047)	(283)	(250)	(14,514)
Interest and dividend income	39	140	123	855	1,157
Interest expense	(1,759)	(240)	—	(4,299)	(6,298)
Equity in net loss and management fees received from investments accounted for by the equity method	—	(88)	—	—	(88)
Impairment loss	—	(21,289)	—	—	(21,289)
Provision (benefit) for income taxes	18	(4,808)	1,040	3,460	(290)
Capital expenditures for property, vessels, equipment and intangible assets	(2,664)	(1,377)	(89)	(15)	(4,145)
Goodwill	—	—	6,275	—	6,275
Other intangibles, net	7,282	—	—	—	7,282
Total assets	155,132	27,828	8,921	19,789	211,670

2007:
Revenues	$154,394	$123,221	$14,511	$582	$292,708
Operating income (loss)	(24,045)	8,567	1,467	(6,421)	(20,432)
Depreciation and amortization expense	(9,668)	(963)	(265)	(114)	(11,010)
Interest and dividend income	963	152	486	2,024	3,625
Interest expense	(4,044)	(370)	—	(2,916)	(7,330)
Equity in net loss and management fees received from investments accounted for by the equity method	—	(231)	—	—	(231)
Impairment loss on investment in affiliates	—	—	—	(165)	(165)
Provision (benefit) for income taxes	(2,977)	520	3,657	1,768	2,968
Capital expenditures for property, vessels, equipment and intangible assets	(20,019)	(1,290)	(297)	(872)	(22,478)
Goodwill	—	2,906	6,275	—	9,181
Other intangibles, net	8,431	2,721	—	—	11,152
Total assets	251,196	72,979	12,453	39,861	376,489

20.	Subsequent Events (unaudited)

In February 2009, the Company announced its plans to sell non-Windstar assets including marine, travel and events and insurance divisions and operate solely as a cruise company through the international cruise operations of Windstar Cruises. This announcement was in addition to the company’s announcement in April 2008 that it intended to sell Majestic America Line. The Company expects to sell its non-Windstar Cruises assets within a year of the announcement. On February 11, 2009, the Company determined the “Plan of Sale” criteria in SFAS No. 144 had been met. In February 2009, the Company also announced that it plans to move its corporate headquarters from Newport Beach, California to its facility in Seattle, Washington.

At December 31, 2008, the Company was in violation of certain financial covenants under a working line of credit with Bank of the Pacific. The Company received a letter from Bank of the Pacific on March 23, 2009, notifying the Company of non-compliance and a demand for payment was made. Upon negotiations with the bank, the Company was able to obtain a waiver of the violation of the covenants until April 9, 2009. On April 13, 2009, the Company received a notice of payoff pursuant to which Bank of the Pacific exercised

Ambassadors International, Inc.

Notes to Consolidated Financial Statements — (Continued)

its right of setoff whereby the outstanding debt of approximately $1.0 million under the working line of credit was fully repaid utilizing funds in the Company’s account maintained at the bank.

The Company also has a $1.6 million note payable with Bank of Pacific with a maturity date of May 10, 2010 secured by property. Due to the default under the working line of credit with Bank of Pacific described above, the Company is subject to a cross default under the note payable. Accordingly, the full amount of the obligation has been presented as a current maturity in the accompanying financial statements.

The Company did not make a $1.8 million scheduled interest payment due and payable on April 15, 2009 on our 3.75% senior convertible notes. The Company has until May 15, 2009, to cure this default on its 3.75% senior convertible notes, at which time an event of default will occur and the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding notes may declare the principal and accrued and unpaid interest on all the outstanding notes to be due and payable immediately. Although there can be no assurances that the Company will satisfy the scheduled interest obligation prior to May 15, 2009, it is management’s current intent to cure the default prior to that date.

Ambassadors International, Inc.

Schedule II — Consolidated Valuation and Qualifying Accounts
For the Years Ended December 31, 2008 and 2007

	Balance at		Deductions,	Balance at
	Beginning		Recoveries	End of
	of Year	Additions	and Write-Offs	Year

December 31, 2008:
Allowance for doubtful accounts receivable	$2,331,987	$2,842,406	$(760,815)	$4,413,578
December 31, 2007:
Allowance for doubtful accounts receivable	$1,046,283	$1,438,446	$(152,742)	$2,331,987

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC.
(Registrant)

By:	/s/ Mark T. Detillion
Mark T. Detillion,
Chief Financial Officer
Date: April 15, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Arthur A. Rodney and Mark T. Detillion, or each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or in his name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur A. Rodney Arthur A. Rodney	President and Chief Executive Officer (Principal Executive Officer)	April 15, 2009

/s/ Mark T. Detillion Mark T. Detillion	Chief Financial Officer(Principal Financial Officer)	April 15, 2009

/s/ Arthur A. Rodney Arthur A. Rodney	Chairman Board of Directors	April 15, 2009

/s/ Daniel J. Englander Daniel J. Englander	Director	April 15, 2009

/s/ J. Hale Hoak J. Hale Hoak	Director	April 15, 2009

/s/ Rafer L. Johnson Rafer L. Johnson	Director	April 15, 2009

EXHIBIT INDEX

Exhibit
No.

2.1	Agreement and Plan of Merger, dated February 1, 2005, among Ambassadors International, Inc., BellPort Acquisition Corp. #1, BellPort Acquisition Corp. #2, BellPort Group, Inc. and Paul Penrose, as a company stockholder representative (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 3, 2005)
2.2	Membership Interest Purchase Agreement, dated December 27, 2005, by and among Ambassadors International, Inc., Ambassadors Cruise Group, LLC and Oregon Rail Holdings LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 28, 2005)
2.3	Amendment No. 1 to Membership Interest Purchase Agreement by and among Ambassadors International, Inc., Ambassadors Cruise Group, LLC and Oregon Rail Holdings LLC dated January 13, 2006 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on January 13, 2006)
2.4	Asset Purchase Agreement, dated April 6, 2006, by and among Ambassadors Cruise Group, LLC, Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC and Mississippi Queen Steamboat, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 7, 2006)
2.5	Stock Purchase Agreement, dated July 21, 2006, by and among Ambassadors Marine Group, LLC, Nishida Tekko Corporation, Nishida Tekko America Corporation and BMI Acquisition Company (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 26, 2006)
2.6	Stock Purchase Agreement, dated February 21, 2007, by and among Ambassadors International Cruise Group, LLC and HAL Antillen N.V. and certain exhibits listed therein including: First Preferred Mortgages, Pledge Agreement, Security Agreement, Buyer Note, Deeds of Covenants, Subsidiary Guarantee and Parent Guarantee (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed April 6, 2007).
3.1	Certificate of Incorporation of Ambassadors International, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 33-93586))
3.2	By-Laws of Ambassadors International, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (Registration No. 33-93586))
3.3	Amendment to the Certificate of Incorporation of Ambassadors International, Inc. (incorporated by reference to Appendix A of our definitive proxy statement filed on April 18, 2007
4.1	Registration Rights Agreement dated March 28, 2007 by and between Ambassadors International, Inc. and Thomas Weisel Partners (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 3, 2007)
4.2	Indenture dated as of April 3, 2007 between Ambassadors International, Inc. and Wells Fargo Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 3, 2007)
4.3	Form of Global Note (incorporated by reference to the Indenture dated as of April 3, 2007 between Ambassadors International, Inc. and Wells Fargo Bank National Association filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 3, 2007)
4.4	Purchase Agreement dated March 28, 2007 by and between Ambassadors International, Inc. and Thomas Weisel Partners (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 3, 2007)
10.1	Form of Registration Rights Agreement among the Company, John and Peter Ueberroth, and certain other stockholders (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (Registration No. 33-93586))
10.2	Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2006)
10.3	Lease dated December 20, 1996 between Rogal America, Inc. and Ark-Les Corp. (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

Exhibit
No.

10.4	Industrial Lease dated 1998 between Ambassadors International, Inc. and The Irvine Company (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10.5	The Atlanta Merchandise Mart Lease Agreement dated April 17, 1998 by and between AMC, Inc. and Destination, Inc. (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the period ended June 30, 1998)
10.6	Lease dated July 24, 1998 by and between the Joseph Pell and Eda Pell Revocable Trust dated August 19, 1989 and Ambassador Performance Group, Inc. (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998)
10.7	The Amended and Restated 1995 Equity Participation Plan of Ambassador International, Inc., as amended by the Company’s Shareholders at the 1999 Annual Meeting of Shareholders held on May 14, 1999 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (Registration No. 333-81023))
10.8	First Amendment to Commercial Lease dated September 7, 2004 by and between The Irvine Company and Ambassadors, LLC (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
10.9	Option Agreement, dated February 1, 2005, by and between Ambassadors International, Inc. and BellJa Holding Company, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2005)
10.10	Third Amendment to Lease Agreement, dated April 29, 2005, by and between Ambassadors, LLC and AmericasMart Real Estate, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 4, 2005)
10.11	Form of the Ambassadors International, Inc. 2005 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-104280) filed on November 2, 2005)
10.12	Form of the Ambassadors International, Inc. 2005 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-104280) filed on November 2, 2005)
10.13	Restricted Stock Agreement, dated December 27, 2005, between Ambassadors International, Inc. and ORC Investments I, Inc., ORC Holdings, Inc. and C.G. Grefenstette, E.C. Johnson and Bruce I. Crocker, Trustees Under a Trust dated August 28, 1968 for Henry L. Hillman, Jr. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the period ended December 31, 2005)
10.14	Assumption Agreement and 2006 Supplement to Trust Indenture, dated April 25, 2006, by and among AQ Boat, LLC, the Bank of New York as indenture trustee, and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 28, 2006)
10.15	Amended and Restated 2006 Security Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 28, 2006)
10.16	Title XI Reserve Fund and Financial Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 28, 2006)
10.17	Depository Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 28, 2006)

Exhibit
No.

10.18	Restricted Stock Agreement, dated April 25, 2006, by and among Ambassadors International, Inc., Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC and Mississippi Queen Steamboat, LLC (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 28, 2006)
10.19	Option Agreement, dated July 21, 2006, by and between Ambassadors Marine Group, LLC and Nishida Tekko Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2006)
10.20	Loan Agreement, dated as of September 1, 2006, by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2006)
10.21	Employment Agreement, dated November 2, 2006, between Ambassadors International, Inc. and Joseph J. Ueberroth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006)*
10.22	The Ambassadors International, Inc. Amended and Restated 2005 Incentive Award Plan (incorporated by reference to Appendix B to our definitive proxy statement filed on Schedule 14A on April 18, 2007)
10.23	Amendment No. 1, dated as of March 27, 2007, to Loan Agreement dated as of September 1, 2006 by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on , 2007)
10.24	Amendment No. 2 dated as of November 16, 2007, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 20, 2007)
10.25	Change in Control Agreement dated as of January 14, 2008, by and between Ambassadors International, Inc., and Blake T. Barnett (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 17, 2008)*
21.1	Subsidiaries of Ambassadors International, Inc. (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
24.1	Power of Attorney (contained on the signature page of this Report)
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Required by 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer Required by 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.