Form 10-Q
period 2009-03-31
AMBASSADORS INTERNATIONAL INC
filed 2009-05-15
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of May 11, 2009 was 11,176,267.

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Ambassadors International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,164	$10,105
Restricted cash	17,259	16,625
Accounts and other receivables, net of allowance of $20 at March 31, 2009 and December 31, 2008	2,913	2,367
Inventory	1,664	1,839
Prepaid costs and other current assets	3,824	3,522
Assets held for sale	26,703	28,593

Total current assets	57,527	63,051
Property, vessels and equipment, net	127,858	130,461
Goodwill	3,591	6,275
Deferred income taxes	746	746
Other intangibles, net	7,282	7,282
Other assets	290	541

Total assets	$197,294	$208,356

Liabilities:
Current liabilities:
Accounts payable	$13,248	$15,663
Passenger and participant deposits	19,131	17,221
Accrued expenses	5,934	11,186
Current portion of long term debt	948	948
Deferred income taxes	746	746
Liabilities related to assets held for sale	21,279	14,978

Total current liabilities	61,286	59,996
Long term debt net of discount of $9,598 at March 31, 2009 and $12,436 at December 31, 2008, respectively	87,402	86,679

Total liabilities	148,688	147,421

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 11,318,067 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	108	108
Additional paid-in capital	110,497	111,246
Accumulated deficit	(62,284)	(50,872)
Accumulated other comprehensive income	285	453

Total stockholders’ equity	48,606	60,935

Total liabilities and stockholders’ equity	$197,294	$208,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Revenues:
Passenger ticket revenue	$12,452	$18,757
Onboard and other cruise revenue	2,949	5,246
Travel, incentive and event related	1,756	3,727

	17,157	27,730

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	2,034	4,611
Passenger expenses	1,103	1,380
Materials and services	6,608	10,121
Repairs and maintenance	1,670	2,229
Commissions and other cruise operating expenses	1,131	2,506

	12,546	20,847
Selling and tour promotion	1,886	6,416
General and administrative	3,106	9,422
Impairment charge	2,684	—
Depreciation and amortization	2,758	3,214

	22,980	39,899

Operating loss from continuing operations	(5,823)	(12,169)

Other income (expense):
Interest and dividend income	25	302
Interest expense	(1,649)	(2,546)
Other, net	271	632

	(1,353)	(1,612)

Loss from continuing operations before income taxes	(7,176)	(13,781)
Income tax provision (benefit)	3	(5)

Loss from continuing operations	(7,179)	(13,776)
Income (loss) from discontinued operations, net of tax (Note 2)	(4,233)	1,265

Net loss	$(11,412)	$(12,511)

Earnings (loss) per share from continuing operations:
Basic	$(0.63)	$(1.27)
Diluted	$(0.63)	$(1.27)

Weighted-average common shares outstanding:
Basic	11,318	10,890
Diluted	11,318	10,890

Earnings (loss) per share from discontinued operations:
Basic	$(0.38)	$0.12
Diluted	$(0.38)	$0.11

Weighted-average common shares outstanding:
Basic	11,318	10,890
Diluted	11,318	11,350

Earnings (loss) per share:
Basic	$(1.01)	$(1.15)
Diluted	$(1.01)	$(1.15)

Weighted-average common shares outstanding:
Basic	11,318	10,890
Diluted	11,318	10,890
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(11,412)	$(12,511)
Less: Income (loss) from discontinued operations	(4,233)	1,265

Loss from continuing operations	(7,179)	(13,776)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,758	3,214
Amortization of debt discount and offering costs	721	703
Share-based compensation expense (benefit)	(749)	402
Impairment Loss	2,684	—
Foreign currency translation	(9)	—
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts and other receivables	(546)	(2,363)
Inventory	175	(579)
Prepaid costs and other current assets	(300)	(4,049)
Other assets	251	230
Accounts payable and accrued expenses	(7,667)	1,415
Passenger and participant deposits	1,910	14,207
Discontinued operations	4,055	4,042

Net cash (used in) provided by operating activities	(3,897)	3,446

Cash flows from investing activities:
Restricted cash	(634)	(2,341)
Purchase of property, vessels and equipment	(155)	(2,488)
Discontinued operations	(86)	(780)

Net cash used in investing activities	(875)	(5,609)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	21
Payments on long term debt	—	(1,663)
Discontinued operations	(171)	(901)

Net cash used in financing activities	(171)	(2,543)

Net decrease in cash and cash equivalents	(4,941)	(4,706)
Cash and cash equivalents, beginning of period	10,105	21,998

Cash and cash equivalents, end of period	$5,164	$17,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.	Description of the Company and Basis of Presentation
The Company
Ambassadors International, Inc. (the “Company”) was founded in 1967 as a travel services company incorporated in Washington and reincorporated in Delaware in 1995. The Company has historically operated through wholly-owned subsidiaries, including: (i) Ambassadors, LLC (“Travel and Events”), which commenced operations in 1996; (ii) Cypress Reinsurance, Ltd (“Cypress Re”), which commenced operations in 2004; (iii) Ambassadors Marine Group, LLC (“AMG”), which commenced operations in 2006; and (iv) Ambassadors Cruise Group, LLC (“ACG”), which commenced operations in 2006. ACG formed a wholly-owned subsidiary, Ambassadors International Cruise Group, LLC (“AICG”) which acquired Windstar Sail Cruises Limited (“Windstar Cruises”) in April 2007.
During the first quarter of 2009, the Company operated in the following business segments: (i) cruise, which includes the operations of ACG, (ii) Travel and Events and (iii) corporate and other, which consists of general corporate assets and liabilities. Prior to 2009, the Company also operated in the marine segment that included the operations of AMG, and also operated Cypress Re in the corporate and other segment. In 2009, the Company announced its intention to sell all non-Windstar assets, including AMG and Cypress Re. As of March 31, 2009, AMG and Cypress Re qualified for the “held-for-sale” treatment under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). As a result, the operations of AMG and Cypress Re are shown as discontinued operations and their assets and liabilities are classified as held for sale in the accompanying financial statements (see Note 2 “Discontinued Operations”). SFAS No. 144 provides that if the discontinued operations had been a reportable segment, the Company is no longer required to disclose information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
The following further describes the operations of the Company’s business segments:
•	Cruise — This segment operates the Windstar Cruises brand within ACG. ACG, through its wholly-owned subsidiary, AICG, acquired Windstar Cruises, an international-flagged small luxury ship cruise line that operates a three-ship fleet that includes the 312-passenger Wind Surf, 148-passenger Wind Spirit, and 148-passenger Wind Star. The Company’s 2009 Windstar Cruises schedule includes destinations in the Greek Isles, Caribbean Islands and Costa Rica and cruises on the Mediterranean, the Adriatic, and the Panama Canal.
The Company also formerly operated Majestic America Line, a domestic provider of overnight passenger cruises along inland rivers and coastal waterways of North America. The Company originally operated seven U.S.-flagged cruise ships. On August 15, 2008 and on November 21, 2008, the Company surrendered possession of the Empress of the North and American Queen®, respectively, to the United States through the Department of Transportation Maritime Administration (“MARAD”). In April 2008, the Company announced its intention to sell the vessels of the Majestic America Line. As of March 31, 2009, the net assets of the Majestic America Line did not qualify for “held-for-sale” treatment under SFAS No. 144. The Company also determined that there was no impairment of the assets of Majestic America Line as of March 31, 2009.
•	Travel and Events — Operating under the Ambassadors, LLC brand, this segment develops, markets, and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. Though March 31, 2009, it also provided a comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows referred to as “Housing.” In February 2009, the Company announced its intention to sell the Travel and Events business. As of March 31, 2009, the Company evaluated the recoverability of goodwill related to its travel and events segment and recorded an impairment charge of $2.7 million. On April 16, 2009, certain assets of the Housing were sold and the buyer assumed certain liabilities associated with the Housing. Housing comprised the majority of Travel and Events’ revenue and earnings. The Company will complete all scheduled programs associated with the events business throughout 2009. After the completion of the scheduled events, the Company will exit the business in an orderly fashion. See note 11, “Subsequent Events.”
•	Corporate and Other — This segment consists of general corporate assets and other activities which are not directly related to the Company’s cruise or travel and events segments.

Seasonality
The Company’s businesses are seasonal. A majority of the Company’s operating results relate to the cruise segment and are recognized in the second and third quarters of each fiscal year, which coincides with the cruising season for Windstar Cruises.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future periods.
The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
All prior period information has been retrospectively adjusted to reflect the impact of the adoption of Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).
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
On February 12, 2008, the FASB amended the implementation of SFAS No. 157 related to non-financial assets and liabilities until fiscal periods beginning after November 15, 2008. The Company adopted SFAS No. 157 for non-financial assets and liabilities beginning on January 1, 2009. The adoption of SFAS No. 157 related to non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial position or results of operations.
Restricted Cash
The Company’s restricted cash consisted of (in thousands):

	March 31,	December 31,
	2009	2008
Restricted cash to secure credit card processing	$11,278	$10,644
Restricted cash to secure letters of credit	5,981	5,981

Balance	$17,259	$16,625

The Company’s cruise passenger deposits are primarily received through credit card transactions. At March 31, 2009 and December 31, 2008, the Company had $11.3 million and $10.6 million, respectively of restricted cash held by banks in cash equivalents in order to secure its processing of passenger deposits through credit cards. The restricted amounts are negotiated between the Company and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period. Additionally, the Company’s restricted cash included $6.0 million in certificates of deposit that secured the letters of credit related to Cypress Re.
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
Travel, Incentive and Event Related
The Company bills travel participants, mainly consisting of large corporations, in advance, and the cash received is recorded as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel and other program costs in advance of travel, and such payments are recorded as prepaid program costs. Travel revenue and related costs are recognized when travel convenes and such revenue is classified as travel and incentive related. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.

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
Long-lived Assets including Intangible Assets
Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company’s management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and the Company’s strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. The Company uses a discounted cash flow model to estimate the fair market value of each of its reporting units when it tests goodwill for impairment. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill was allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with finite lives are tested for impairment using an undiscounted cash flow model. The Company amortizes its acquired intangible assets with finite lives over a period ranging from five to 20 years. During the quarter ended March 31, 2009, the Company recorded $2.7 million in impairment charges related to the Travel and Events division’s goodwill and a $5.0 million impairment charge related to the carrying value of AMG. The impairment charge of $5.0 million related to AMG is included in loss from discontinuing operations. Each of these impairment charges were based on the difference between the expected net sales proceeds to be received and the carrying value of the respective division as of March 31, 2009. See Note 11 “Subsequent Events.”
Income Taxes
The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2009 and December 31, 2008, the net deferred tax asset is subject to a 100% valuation allowance.
Drydocking
The Company capitalizes drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock. The Company believes that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid and other current assets and in long term assets in the accompanying balance sheet and are amortized over the cruising season between scheduled drydockings. As of March 31, 2009, the Company had approximately $1.2 million in unamortized drydock costs, all related to Windstar, that related to the 2009 season and beyond, of which, approximately $1.1 million is included in prepaid costs and other current assets and approximately $0.1 million is included in other long term assets in the accompanying balance sheet and will be amortized over the period to the next scheduled drydock.

Accounting for Stock Options
The following table details the stock-based compensation costs included in general and administrative expense (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Compensation cost related to stock options	$74	$202
Compensation cost related to restricted stock	(823)	200

Total stock-based compensation costs	$(749)	$402

As of March 31, 2009, total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the stock option plans expected for the remainder of 2009 and in future years through 2011, respectively, were approximately $0.2 million and $0.1 million. This expected cost does not include the impact of any future stock-based compensation awards. During the quarter ended March 31, 2009 and 2008, there were no grants of stock options or restricted stock. During the quarter ended March 31, 2009 cancellations of unvested restricted stock due to employee terminations resulted in a $1.1 million credit to compensation expense.
Recent Accounting Pronouncements
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1” and “APB 28-1”), which requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments. FSP FAS 107-1 and APB 28-1 is effective for all interim reporting periods ending after June 15, 2009, with early adoption permitted for interim reporting periods ending after March 15, 2009. The Company does not expect adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion. FSP APB 14-1 requires entities to separately measure and account for the liability and equity components of qualifying convertible debt and amortize the value of the equity component to interest cost over the estimated life of the convertible debt instrument. By amortizing the value of the equity component, an entity will effectively recognize interest cost at its non-convertible debt borrowing rate. FSP APB 14-1 also requires re-measurement of the liability and equity components upon extinguishment of a convertible debt instrument, which may result in a gain or loss recognized in the financial statements for the extinguishment of the liability component. FSP APB 14-1 requires retrospective application for all instruments that were outstanding during any periods presented. FSP APB 14-1 became effective for fiscal years beginning after December 15, 2008. The Company adopted FSP APB 14-1 on January 1, 2009 and the adoption impacted both current year and historical accounting for the Company’s 3.75% Convertible Senior Notes due 2027 resulting in a $0.6 million increase in interest expense for the three month period ended March 31, 2009, and a $0.5 million increase in interest expense for the three month period ended March 31, 2008. The adoption also resulted in a $12.1 million increase in additional paid-in capital, a $8.4 million net reduction in long-term convertible notes, a $25,000 increase in prepaid assets, a $3.3 million increase in deferred tax liabilities, a $3.3 million decrease in deferred tax valuation allowance, and a $3.7 million increase in accumulated deficit as of January 1, 2009. The impact on basic and diluted earnings per share for each of the three month periods ended March 31, 2009 and 2008 was a reduction of $0.05.

In June 2008, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), which clarifies the criteria for determining whether certain financial instruments should be classified as derivative instruments or equity instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). EITF 07-5 became effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of EITF 07-5 in the first quarter of 2009 as was required to evaluate the equity component of its Convertible Notes under the provisions of EITF 07-5 in connection with the adoption of FSP APB 14-1. The Company determined that the conversion feature of its Convertible Notes is indexed to its own stock and is therefore classified as an equity instrument.
In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the guidance for estimating the useful lives of recognized intangible assets and requires additional disclosure related to renewing or extending the useful lives of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets . FSP FAS 142-3 became effective, on a prospective basis, for fiscal years and interim periods beginning after December 15, 2008. The Company adopted the provisions of FSP FAS 142-3 on January 1, 2009 in the first quarter of 2009. The adoption did not have any impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), Business Combinations (“SFAS No. 141R”), which significantly changes the accounting and reporting requirements for business combination transactions, including capitalization of in-process research and development assets and expensing acquisition costs as incurred. SFAS No. 141R became effective for business combination transactions occurring in fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS No. 141R in the first quarter of 2009. The adoption did not have any impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS No. 160”), which changes the accounting and financial reporting of ownership interests in subsidiaries held by parties other than the parent, and the allocation of net income attributable to the parent and the noncontrolling interest. SFAS No. 160 also establishes disclosure requirements to separately identify the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS No. 160 in the first quarter of 2009. The adoption of SFAS No. 160 did not have an impact on net earnings or equity attributable to the Company’s stockholders.
2.	Discontinued Operations
On February 11, 2009, the Company announced its plans to sell the Company’s non-Windstar assets including Travel and Events, AMG, Cypress Re and Majestic America Line divisions and to position itself as a cruise company solely addressing the international small cruise ship luxury segment of the market. As of March 31, 2009, the assets and liabilities of Travel and Events and Majestic America Line divisions did not qualify for the “held for sale” treatment pursuant to SFAS No. 144, and therefore the results of their operations are included in continuing operations. As of March 31, 2009, the assets and liabilities of AMG and Cypress Re qualified for “held for sale” treatment pursuant to SFAS No. 144, and therefore the results of their operations are presented as discontinued operations. The assets and liabilities of AMG and Cypress Re are presented, respectively, as “assets held for sale” and “liabilities related to assets held for sale held for sale” in the condensed consolidated balance sheets. The major components of the assets and liabilities held for sale are as follows (in thousands):

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets held for sale
Accounts receivable, net	$12,993	$15,311
Costs in excess of billings	3,868	5,283
Insurance receivables	6,552	6,313
Inventory	1,875	1,661
All other assets	1,415	(24)

	$26,703	$28,592

Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$8,887	$4,137
Billings in excess of costs	6,290	4,253
Long term debt	1,756	1,927
All other liabilities	4,346	4,661

	$21,279	$14,978

The Company estimated the recoverability of the carrying value of AMG and recorded an impairment charge of $5.0 million during the three months ended March 31, 2009, which is included in “Income (loss) from discontinued operations.” The amount of impairment was based on the difference between the estimated sales proceeds and the carrying value of AMG as of March 31, 2009.
3.	Inventory
The Company maintains inventory of fuel, supplies, souvenirs and food and beverage products. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008
Food, souvenirs and supplies	1,254	1,519
Fuel	410	320

	$1,664	$1,839

4.	Prepaid costs and other current assets
The components of prepaid costs and other current assets as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008
Current portion of prepaid drydocking costs	$1,133	$1,266
Prepaid program and tour costs	1,869	418
Current portion of prepaid offering costs	53	50
Other prepaid costs and other current assets	769	1,788

	$3,824	$3,522

5.	Long term obligations
Long term obligations as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008
Guaranteed principal payment to MARAD	$948	$948
3.75% Convertible Senior Notes, net of unamortized discount and offering costs of $9,598 and $12,436, respectively	87,402	86,679

	88,350	87,627
Less: current portion	948	948

Non-current portion	$87,402	$86,679

Guaranteed Principal Payment
In conjunction with ACG’s acquisition of the Majestic America assets of Delta Queen, the Company assumed a fixed-rate, 6.5% debt payable through 2020 and guaranteed by MARAD and secured by a mortgage on the American Queen®. On November 15, 2008, the Company returned the American Queen® to MARAD’s custodial control. The Company had guaranteed principal payments on the debt assumed. At March 31, 2009, the Company had paid all remaining guaranteed principal payments, except for $0.9 million.

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
See Note 11, “Subsequent Events.”
In connection with the issuance of the Notes, the Initial Purchaser withheld fees from the proceeds of the offering and the Company incurred debt offering costs. Both the debt discount and debt offering costs are being amortized to interest expense through the first note holder put date in April 2012 using the effective interest rate method. The Company accounts for the liability and equity components of the Notes in accordance FSP APB 14-1.
As of March 31, 2009, the carrying value of the liability component is $87.4 million with an effective interest rate of 6.85%. The difference between the carrying value of the liability component and principal amount of the Notes of $9.6 million is recorded as debt discount and is being amortized to interest expense through the first note holder put date in April 2012.
Principal payments on the Company’s debt are scheduled to be paid as follows (in thousands):

Year Ended December 31,
2009 (remaining nine months)	$948
2010	—
2011	—
2012	97,000

97,948
Less: Unamortized discount and offering costs	(9,598)
Less: current portion	(948)

Non-current portion	$87,402

6.	Comprehensive loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(11,412)	$(12,511)
Change in unrealized gain (loss) on foreign currency translation	(168)	327

	$(11,580)	$(12,184)

7.	Earnings (Loss) Per Share
Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options and shares issuable under convertible notes (“Notes). The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The dilutive effect of the Notes is calculated by adding back interest expense and amortization of offering costs, net of taxes, which would not have been incurred assuming conversion. Diluted EPS for the three months ended March 31, 2009 and 2008 does not include the dilutive effect of stock options and conversion of the Notes into the Company’s common shares since their inclusion would be anti-dilutive.
The table below details the components of the basic and diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Loss from continuing operations	$(7,179)	$(13,776)

Denominator:
Weighted-average shares outstanding — basic	11,318	10,890

Weighted-average shares outstanding — diluted	11,318	10,890

Loss per share from continuing operations:
Basic and diluted	$(0.63)	$(1.27)

Numerator:
Income (loss) from discontinued operations	$(4,233)	$1,265

Denominator:
Weighted-average shares outstanding — basic	11,318	10,890

Weighted-average shares outstanding — diluted	11,318	11,350

Earnings (loss) per share from discontinued operations:
Basic	$(0.38)	$0.12
Diluted	$(0.38)	$0.11

Numerator:
Net-loss	$(11,412)	$(12,511)

Denominator:
Weighted-average shares outstanding — basic	11,318	10,890

Weighted-average shares outstanding — diluted	11,318	10,890

Earnings (loss) per share:
Basic and diluted	$(1.01)	$(1.15)

8.	Business Segments
In January 2008, the Company realigned its business segments into the following four business segments: (i) cruise, which includes the operations of ACG; (ii) marine, which includes the operations of AMG; (iii) travel and events; and (iv) corporate and other, which consists of general corporate assets (primarily cash and cash equivalents and investments), the insurance operations of Cypress Re and other activities that are not directly related to the Company’s cruise, marine and travel and events operating segments.
In January 2009, the marine segment qualified as a discontinued operation; therefore, segment information for this business is not presented. In addition, the insurance operations of Cypress Re also qualified as a discontinued operation and accordingly, information with respect to this business is not presented as a component of the corporate and other segment in the current period.

Summary of business segment information is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenue from continuing operations:
Cruise	$15,401	$24,003
Travel and events	1,756	3,727

Total revenue	$17,157	$27,730

	Three Months Ended
	March 31,
	2009	2008
Operating income (loss) from continuing operations:
Cruise	$(3,334)	$(11,393)
Travel and events	(2,836)	376
Corporate and other	347	(1,152)

Total operating loss from continuing operations	$(5,823)	$(12,169)

9.	Income Taxes
The Company recorded income tax expense for continuing operations of $3,000 for the three months ended March 31, 2009, compared to an income benefit for continuing operations of $5,000 for the three months ended March 31, 2008. The Company continues to record a full valuation allowance on its domestic deferred tax assets.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2005; state and local income tax examinations before 2004; and foreign income tax examinations before 2004.
The Company is not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations.
10.	Commitments and Contingencies
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

11.	Subsequent Events
On April 16, 2009 the Company sold certain assets of the Housing portion of the Travel and Events segment. The Company received $500,000 cash at closing and in conjunction with the sale, the buyer assumed approximately $5.5 million in liabilities related to the Housing portion of Travel and Events. Based on the sales consideration received and the carrying value of the assets and liabilities related to Housing as of March 31, 2009, the Company estimated a loss on the sale of approximately $2.7 million, which the Company has reflected as impairment loss for the three month period ended March 31, 2009 in the accompanying financial statements.
On May 13, 2009 the Company sold the stock of AMG for $5.0 million cash. Based on the sales consideration received and the carrying value of the subsidiary as of March 31, 2009, the Company has estimated a loss on the sale of approximately $5.0 million, which the Company has reflected as impairment loss for the three month period ended March 31, 2009 in the accompanying financial statements. This impairment loss of $5.0 million is included in the income (loss) from discontinued operations.
On May 14, 2009, the Company paid the $1.8 million scheduled semi-annual interest payment, which was originally due April 15, 2009 under the 3.75% Convertible Senior Notes. Under the terms of the Convertible Senior Notes, the Company had thirty days, or until May 15, 2009 to make the payment and cure the default. Effective with the May 15, 2009 payment, the Company is in compliance with all covenants under the Convertible Senior Notes debt agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2008.
Our cruise operations include the Windstar vessels which are international-flagged ships that sail to destinations in the Caribbean, Europe, the Americas and the Greek Isles. Windstar Cruises operates three sailing yachts including Wind Surf, Wind Spirit and Wind Star known for their ability to visit the hidden harbors and secluded coves of the world’s most treasured destinations. Carrying just 148 to 312 guests, the luxurious ships of Windstar Cruises sail to nearly 50 nations, calling at 100 ports throughout Europe, the Caribbean and the Americas.
Through our travel and events business, we provide event services to corporations, associations and trade show companies. In April 2009 we sold a significant portion of the travel and events business whereby we completed an asset sale of certain assets related to the Housing portion of the business. The buyer also assumed certain liabilities related to Housing. We have retained the Events component of the business and will complete 2009 events as scheduled. Following the completion of these events, our plans are to exit the Events business in an efficient and orderly fashion.
On April 29, 2008, we announced our plans to sell Majestic America Line, our U.S. flagged cruise ships that sailed along the inland rivers and costal waterways of North America. We operated the vessels through the end of the 2008 sailing season. The vessels are currently dry docked and will not operate in 2009 as the Company plans to exit the business in an orderly fashion.
For 2009, we are focused on improving our Windstar Cruises business performance and have identified three major areas for improvement as follows:
•	Increase our sales and marketing efficiencies to drive more sales, which will enable us to scale our campaigns to a level appropriate for a company of our size;
•	Increase onboard margins and guest satisfaction by replacing and/or directly managing key onboard services;
•	Reduce operational costs by renegotiating key vendor contracts or eliminating certain third party relationships that will allow for significant direct cost savings, efficiency gain and product improvements.
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
Our business is seasonal. As a result of our cruise operations, the majority of our operating results will be recognized in the second and third quarters of our fiscal year which coincides with our cruising season. It is anticipated that annual results for our cruise operations will be lower than historic trends due to Majestic America Line not operating in 2009 and the reduction in the amount of consumer discretionary spending anticipated for the remainder of 2009. This anticipated reduction in consumer spending will negatively impact future revenue trends associated with our Windstar Cruises business.

The following is a list of the accounting policies that we believe require the most significant judgments and estimates, and that could potentially result in materially different results under different assumptions or conditions.
Revenue Recognition
We recognize revenue in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” We recognize revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectibility is reasonably assured and delivery has occurred.
Passenger Ticket Revenue and Onboard and Other Cruise Revenues
We record passenger ticket revenue net of applicable discounts. We recognize passenger ticket revenue and related costs of revenue when the cruise is completed. We generally receive from our customers a partially refundable deposit within one week of booking a tour, with the balance typically remitted 90 days prior to the departure date. If customers cancel their trip, the nonrefundable portion of their deposit is recognized as revenue on the date of cancellation. Passenger revenue representing travel insurance purchased at the time of reservation is recognized upon the completion of the cruise or passenger cancellation, whichever is earlier and our obligation has been met. Onboard and other cruise revenue consisting of beverage and souvenir sales and optional shore excursions are deferred and recognized as revenue when the cruise is completed.
Travel, Incentive and Event Related
We bill travel participants, mainly consisting of large corporations, in advance, and the cash received is recorded as a participant deposit. We pay for certain direct program costs such as airfare, hotel and other program costs in advance of travel, and such payments are recorded as prepaid program costs. We recognize travel revenue and related costs when travel convenes and classify such revenue as travel and incentive related. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.
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

Long-Lived Assets Including Intangibles
We test goodwill and intangible assets with indefinite useful lives for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and our strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. We use a discounted cash flow model to estimate the fair market value of each of our reporting units and indefinite lived intangibles when performing our impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. We established reporting units based on our current reporting structure. For purposes of testing goodwill for impairment, we allocated goodwill to these reporting units to the extent it related to each reporting unit. We amortize intangible assets with definite lives over their estimated useful lives and review them for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The majority of our intangible assets were assigned lives based on contract values associated with each intangible asset. We amortize our acquired intangible assets with definite lives over periods ranging from five to 20 years depending on the contract term where applicable. During the quarter ended March 31, 2009, the Company recorded $2.7 million in impairment charges related to the Travel and Events division’s goodwill and a $5.0 million impairment charge related to the carrying value of AMG. The impairment charge of $5.0 million related to AMG is included in loss from discontinuing operations. Each of these impairment charges were based on the difference between the expected sales proceeds to be received and the carrying value of the respective division as of March 31, 2009. See Note 11 “Subsequent Events” to the Notes to Condensed Consolidated Financial Statements.
Income Taxes
We account for income taxes in accordance with the provisions of SFAS No. 109, which requires an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2009 and December 31, 2008, the net deferred tax asset is subject to a 100% valuation allowance.
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
Selected Windstar Cruises operations statistical information is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Passengers Carried	6,456	7,221
Occupancy Percentage	85.0%	95.0%
Passenger Cruise Days	45,192	50,547
APCD	53,144	53,256

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 TO THE THREE MONTHS ENDED MARCH 31, 2008
Revenue
Total revenue for the three months ended March 31, 2009 was $17.2 million, compared to $27.7 million for the three months ended March 31, 2008. For the quarter ended March 31, 2009, the decrease in revenue was primarily related to Majestic America Line which was not in operation during the current period. Our Windstar Cruises revenue decreased $4 million primarily due to lower number of passengers carried as a result of the current economic conditions and the overall reduction in consumer discretionary spending. Our travel, incentive and events related revenue decreased $2.0 million primarily due to the lack of a concentrated sales effort based on the Company’s February 2009 decision to exit this business.
Cruise Operating Expenses
Cruise operating expenses were $12.5 million for the three months ended March 31, 2009 compared to $20.8 million for the three months ended March 31, 2008. The decrease in cruise operating expenses is primarily due to the drydocking of the Majestic America Line vessels and lower number of passengers carried by the Windstar Cruises vessels.
Selling and Tour Promotion Expenses
Selling and tour promotion expenses decreased to $1.9 million for the three months ended March 31, 2009 from $6.4 million for the three months ended March 31, 2008. Due to our decision not to operate the Majestic America vessels, we did not incur expenditures for this cruise line related to the 2009 sailing season. Selling and tour promotion expenses for Windstar Cruises were $1.9 million in the three months ended March 31, 2009 compared to $2.1 million in the three months ended March 31, 2008. As a percentage of total revenue, selling and tour promotion decreased to 11.0% during the three months ended March 31, 2009 from 23.1% during the three months ended March 31, 2008.
General and Administrative Expenses
General and administrative (“G&A”) expenses were $3.1 million for the three months ended March 31, 2009 compared to $9.4 million for the three months ended March 31, 2008. The decrease is attributed to $3.8 million lower G&A expenses incurred by Majestic America Line, $1.3 million lower G&A expenses incurred by Travel and Events and $1.1 million credit in stock based compensation expense due to non-vested restricted stock forfeitures upon employee terminations. As a percentage of total revenues, general and administrative expenses decreased to 18.1% for the three months ended March 31, 2009 from 34.0% for the three months ended March 31, 2008.
Depreciation and Amortization
Depreciation and amortization expenses were $2.8 million for the three months ended March 31, 2009 compared to $3.2 million for the three months ended March 31, 2008. Depreciation expense during the three months ended March 31, 2009 decreased compared to the three months ended March 31, 2008 due to the reduction in the number of vessels retained in Majestic America Line.
Operating Loss
We recorded an operating loss from continuing operations of $5.8 million for the three months ended March 31, 2009, compared to $12.2 million for the three months ended March 31, 2008. The change is the result of the changes described above.
Other Income (Expense)
Other expense for the three months ended March 31, 2009 was $1.4 million, compared to $1.6 million for the three months ended March 31, 2008. The decrease in other expense is attributed to $0.9 million in lower interest expense due to the absence of certain Majestic America Line vessel debt, offset lower income from investments and lower insurance recoveries. In 2008 we received $0.6 million in insurance recoveries for the Queen of the West and the Empress of the North related to incidents in 2006 and 2008, respectively, whereas in 2009 we received $0.1 million in insurance recoveries related to the 2008 Queen of the West incident.

Income Taxes
We recorded an income tax expense for continuing operations of $3,000 for the three months ended March 31, 2009, compared to an income tax benefit of $5,000 for the three months ended March 31, 2008. In accordance with SFAS No. 109, during the fourth quarter of 2007 we established a full valuation allowance on our domestic deferred tax assets. As a result of the valuation allowance, no tax benefit was provided for the three months ended March 31, 2009 for our consolidated domestic losses.
Net Loss
Net loss for the three months ended March 31, 2009, including loss from discontinued operations was $11.4 million, compared to $12.5 million for the comparable period in 2008. The change is the result of the changes described above.
Liquidity and Capital Resources
Due to the current global downturn in the economy, specifically the decrease in vacationers’ discretionary spending and the direct impact this has on the level of cruise bookings and a decrease in corporate spending on incentive programs, we will need additional sources of cash in the immediate future in order to fund operations in 2009. Accordingly, in February 2009, we announced our intention to sell our non-Windstar Cruises related assets. We hired an investment banking firm who is actively marketing the non-Windstar Cruises assets for immediate sale. In April 2009, we sold the Housing portion of Travel and Events and in May 2009, we sold AMG. In addition to the sale of assets, we are also renegotiating existing debt obligations. Based on the terms of the renegotiation of existing debt obligations, if any, our stockholders may have additional dilution. The amount of dilution could be attributed to the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.
Although we are in discussions with potential buyers and other prospects for additional funds, we currently have no completed funding commitments or sale transactions for our remaining non-Windstar Cruises assets. If we are not able to sell our remaining non- Windstar Cruises assets, raise additional financing and/or renegotiate existing debt obligations in order to fund operations, we may be forced to extend payment terms with vendors where possible, and/or to suspend or curtail certain of our planned operations and possibly seek protection in bankruptcy. Any of these actions would harm our business, results of operations and future prospects could cause our debt-obligations to be accelerated and could result in potential damage to our business.
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
Net cash used in operating activities for the three months ended March 31, 2009 was approximately $4.0 million, compared to net cash provided by operating activities of $3.4 million for the three months ended March 31, 2008. The change in net cash primarily relates to timing differences in the collection of current assets and the payment of current liabilities, primarily related to an increase in net loss and a decrease in accounts payable and accrued expenses and and a decrease in cash provided by passenger deposits. This decrease was partially offset by an increase in the non-cash charges during the period and an increase in accounts and other receivables.
Net cash used in investing activities for the three months ended March 31, 2009 was $0.9 million compared to $5.6 million for three months ended March 31, 2008. The change is primarily due to a decrease in proceeds from sale of securities, offset by a decrease in restricted cash funding as a result of higher holdbacks by our credit card processors, and expenditures for purchase of property, vessels and equipment.
In 2009, we will incur capital expenditures and costs for improvements to and maintenance of our vessels. In 2009, planned capital expenditures and drydock projects are expected to be approximately $2.5 million for Windstar Cruises.
Net cash used in financing activities for three months ended March 31, 2009 was $0.1 million, compared to $2.5 million for the three months ended March 31, 2008. Activity for the three months ended March 31, 2008 included $1.7 million in payments on long-term debt compared to $0 during the three months ended March 31, 2009.

In the ordinary course of business we may from time to time be required to hold letters of credit related to our insurance business. As of March 31, 2009, we had outstanding approximately $5.9 million in letters of credit related to property and casualty insurance programs which are scheduled to expire at various dates through 2009. We have a $6.0 million line of credit to support the outstanding letters of credit which is secured by certificate of deposits in the same amount and is classified as restricted cash as of March 31, 2009.
Under Bermuda regulations, Cypress Re is required to maintain a surplus of 20% of gross written premiums or 15% of loss and loss adjustment expense reserves, or $1.0 million, whichever is greater. As of March 31, 2009, Cypress Re maintained the surplus of $1.0 million.
Our cruise passenger deposits are primarily received through credit card transactions. As of March 31, 2009, we had $11.3 million of restricted cash held by a bank in cash equivalents as amounts required for secure processing of passenger deposits through credit cards. The restricted amounts are negotiated between us and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period.
Events of Default Under Debt Agreements
At December 31, 2008, we were in violation of certain financial covenants under a working line of credit with Bank of the Pacific related to AMG. In addition we had a $1.6 million note payable with Bank of Pacific with a maturity date of May 10, 2010 secured by property. Due to the default under the working line of credit with Bank of the Pacific, we are subject to a cross default under the note payable. In connection with the May 16, 2009 sale of the stock of AMG, these bank agreements and related debt balances transferred to the buyer.
We did not make a $1.8 million scheduled interest payment due on April 15, 2009 for our 3.75% Senior Convertible Notes. We had until May 15, 2009 to cure this default, at which time an event of default would have occurred and the trustee or the holders of not less than 25% in aggregate principal amount of the outstanding notes could declare the principal and accrued and unpaid interest on all the outstanding notes to be due and payable immediately. The Company paid the $1.8 million scheduled interest payment on May 15, 2009 and effective with the payment the Company is in compliance with all covenants under the convertible notes.
Trends and Uncertainties
The results of operations and financial position of our business may be affected by a number of trends or uncertainties that have, or that we reasonably expect could have, a material effect on income from continuing operations, cash flows and financial position. Such trends and uncertainties include the repercussions of the global economic downturn or terrorist acts, our acquisition of or investment in complementary businesses and significant changes in estimates for potential claims or other general estimates related to our reinsurance business. We will also, from time to time, consider the acquisition of or investment in businesses, services and technologies that might affect our liquidity requirements.
Cautionary Note Regarding Forward-Looking Statements
Statements contained in this quarterly report on Form 10-Q that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Such risks and uncertainties include, among others:
•	our ability to effectively and efficiently operate our cruise operations;
•	our ability to effectively and expeditiously divest Majestic America Line;
•	customer cancellation rates;
•	competitive conditions in the industry in which we operate;
•	marketing expenses;
•	extreme weather conditions;

•	the impact of new laws and regulations affecting our business;
•	negative incidents involving cruise ships, including those involving the health and safety of passengers;
•	cruise ship maintenance problems and emergency ship repairs;
•	reduced consumer demand for vacations and cruise vacations;
•	changes in fuel, food, payroll, insurance and security costs;
•	changes in relationships with certain travel providers;
•	changes in vacation industry capacity;
•	other economic and geo-political factors and other considerations affecting the travel industry;
•	changes in United States maritime tax laws;
•	potential claims related to our reinsurance business; and
•	the potentially volatile nature of the reinsurance business.
The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission and the “Risk Factors” we included in that report.
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
Not applicable.
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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
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
Item 1A. Risk Factors.
Item 1A of Part I of our Form 10-K for the year ended December 31, 2008, summarizes various material risks that investors should carefully consider before deciding to buy or maintain an investment in our securities. Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline. There are no material changes to the risk factors set forth in the above-referenced report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
On May 1, 2009, the Company and AMG entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Bellwether Financial Group, Inc. (“Buyer”), an affiliate of Joseph Ueberroth, former President, Chief Executive Officer and a former member of the board of directors of the Company. On May 13, 2009, the Company entered into a Letter Agreement (the “Letter Agreement”) with the Buyer under which certain terms of the Purchase Agreement were amended, including eliminating the purchase price adjustment and fixing the consideration at $5 million in cash plus in-kind consideration of 75 cabins on Windstar Cruises to be used over a three-year period on a space available basis. On May 13, 2009, the transactions contemplated by the Purchase Agreement were closed and the Company sold the stock of AMG to the Buyer. Pursuant to the terms of the Purchase Agreement, the Buyer acquired all of the issued and outstanding membership interests of AMG from the Company. The assets of the marine group included accounts receivable and marina construction related inventory. The Purchase Agreement also contains customary representations, warranties, covenants and indemnities. The Company used a portion of the proceeds from the sale of AMG to make interest payments on the Company’s 3.75% Senior Convertible Notes.

Item 6. Exhibits.

Exhibit No.	Description

10.1
Membership Interest Purchase Agreement, dated May 1, 2009, by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC and Bellwether Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on May 5, 2009)

10.2	Letter Agreement, dated May 13, 2009, by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC and Bellwether Financial Group, Inc. (1)

10.3
Severance Agreement and General Release of All Claims between Laura L. Tuthill and the Company, dated February 6, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on February 11, 2009)

10.4
Severance Agreement and General Release of All Claims between Joseph M. McCarthy and the Company, dated February 6, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on February 11, 2009)

10.5
Asset Purchase Agreement, dated April 16, 2009, by and among Travel And Events Services, LLC, Ambassadors, LLC and Ambassadors International, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on April 20, 2009)

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

AMBASSADORS INTERNATIONAL, INC. (Registrant)
Date: May 15, 2009	By:	/s/ Mark T. Detillion
Mark T. Detillion
Chief Financial Officer, (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description

10.1
Membership Interest Purchase Agreement, dated May 1, 2009, by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC and Bellwether Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on May 5, 2009)

10.2	Letter Agreement, dated May 13, 2009, by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC and Bellwether Financial Group, Inc. (1)

10.3
Severance Agreement and General Release of All Claims between Laura L. Tuthill and the Company, dated February 6, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on February 11, 2009)

10.4
Severance Agreement and General Release of All Claims between Joseph M. McCarthy and the Company, dated February 6, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on February 11, 2009)

10.5
Asset Purchase Agreement, dated April 16, 2009, by and among Travel And Events Services, LLC, Ambassadors, LLC and Ambassadors International, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on April 20, 2009)

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