Form 10-Q/A
period 2009-03-31
AMBASSADORS INTERNATIONAL INC
filed 2009-06-04
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of June 1, 2009 was 11,173,267.

EXPLANATORY NOTE
Ambassadors International, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2009 to add a tabular disclosure in Note 2 “Discontinued operations” (“Note 2”) and to revise certain subtotal presentations within the condensed consolidated balance sheet, condensed consolidated statement of cash flows and Note 2.
The information in this Amendment No. 1 to Form 10-Q has not been updated from the original filing of the Form 10-Q except as required to reflect the effects of these revisions. The revisions include changes to Part I Items 1 and 2. This Amendment No. 1 to Form 10-Q does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Ambassadors International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,164	$10,105
Restricted cash	17,259	16,625
Accounts and other receivables, net of allowance of $20 at March 31, 2009 and December 31, 2008	2,913	2,367
Inventory	1,664	1,839
Prepaid costs and other current assets	3,824	3,522
Assets held for sale	26,703	28,593

Total current assets	57,527	63,051
Property, vessels and equipment, net	127,858	130,461
Goodwill	3,591	6,275
Deferred income taxes	746	746
Other intangibles, net	7,282	7,282
Other assets	290	541

Total assets	$197,294	$208,356

Liabilities:
Current liabilities:
Accounts payable	$13,248	$15,663
Passenger and participant deposits	19,131	17,221
Accrued expenses	5,934	11,186
Current portion of long term debt	948	948
Deferred income taxes	746	746
Liabilities related to assets held for sale	21,279	14,978

Total current liabilities	61,286	60,742
Long term debt net of discount of $9,598 at March 31, 2009 and $12,436 at December 31, 2008, respectively	87,402	86,679

Total liabilities	148,688	147,421

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 11,318,067 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	108	108
Additional paid-in capital	110,497	111,246
Accumulated deficit	(62,284)	(50,872)
Accumulated other comprehensive income	285	453

Total stockholders’ equity	48,606	60,935

Total liabilities and stockholders’ equity	$197,294	$208,356

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

Ambassadors International, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(11,412)	$(12,511)
Less: Income (loss) from discontinued operations	(4,233)	1,265

Loss from continuing operations	(7,179)	(13,776)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,758	3,214
Amortization of debt discount and offering costs	721	703
Share-based compensation expense (benefit)	(749)	402
Impairment Loss	2,684	—
Foreign currency translation	(9)	—
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts and other receivables	(546)	(2,363)
Inventory	175	(579)
Prepaid costs and other current assets	(300)	(4,049)
Other assets	251	230
Accounts payable and accrued expenses	(7,667)	1,415
Passenger and participant deposits	1,910	14,207
Discontinued operations	4,055	4,042

Net cash (used in) provided by operating activities	(3,896)	3,446

Cash flows from investing activities:
Restricted cash	(634)	(2,341)
Purchase of property, vessels and equipment	(155)	(2,488)
Discontinued operations	(85)	(780)

Net cash used in investing activities	(874)	(5,609)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	21
Payments on long term debt	—	(1,663)
Discontinued operations	(171)	(901)

Net cash used in financing activities	(171)	(2,543)

Net decrease in cash and cash equivalents	(4,941)	(4,706)
Cash and cash equivalents, beginning of period	10,105	21,998

Cash and cash equivalents, end of period	$5,164	$17,292

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
During the first quarter of 2009, the Company operated in the following business segments: (i) cruise, which includes the operations of ACG, (ii) Travel and Events and (iii) corporate and other, which consists of general corporate assets and liabilities. Prior to 2009, the Company also operated in the marine segment that included the operations of AMG, and also operated Cypress Re in the corporate and other segment. In 2009, the Company announced its intention to sell all non-Windstar assets, including AMG and Cypress Re. As of March 31, 2009, AMG and Cypress Re qualified for the “held-for-sale” treatment under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). As a result, the operations of AMG and Cypress Re are shown as discontinued operations and their assets and liabilities related to the assets held for sale are classified as “held for sale” in the accompanying financial statements (see Note 2 “Discontinued Operations”). SFAS No. 144 provides that if the discontinued operations had been a reportable segment, the Company is no longer required to disclose information required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
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
•	Travel and Events — Operating under the Ambassadors, LLC brand, this segment develops, markets, and manages meetings and incentive programs for a nationwide roster of corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. Though March 31, 2009, it also provided a comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows referred to as “Housing.” In February 2009, the Company announced its intention to sell the Travel and Events business. As of March 31, 2009, the Company evaluated the recoverability of goodwill related to its travel and events segment and recorded an impairment charge of $2.7 million. On April 16, 2009, certain assets of Housing were sold and the buyer assumed certain liabilities associated with Housing. Housing comprised the majority of Travel and Events’ revenue and earnings. The Company will complete all scheduled programs associated with the Events business throughout 2009. After the completion of the scheduled events, the Company will exit the business in an orderly fashion. See note 11, “Subsequent Events.”
•	Corporate and Other — This segment consists of general corporate assets and other activities which are not directly related to the Company’s cruise or travel and events segments.

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
Long-lived Assets including Intangible Assets
Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company’s management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and the Company’s strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. The Company uses a discounted cash flow model to estimate the fair market value of each of its reporting units when it tests goodwill for impairment. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill was allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with finite lives are tested for impairment using an undiscounted cash flow model. The Company amortizes its acquired intangible assets with finite lives over a period ranging from five to 20 years. During the quarter ended March 31, 2009, the Company recorded $2.7 million in impairment charges related to the Travel and Events division’s goodwill and a $5.0 million impairment charge related to the carrying value of AMG. The impairment charge of $5.0 million related to AMG is included in loss from discontinued operations. Each of these impairment charges were based on the difference between the expected net sales proceeds to be received and the carrying value of the respective division as of March 31, 2009. See Note 11 “Subsequent Events.”
Income Taxes
The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2009 and December 31, 2008, the net deferred domestic tax asset is subject to a 100% valuation allowance.
Drydocking
The Company capitalizes drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock. The Company believes that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid and other current assets and in long term assets in the accompanying balance sheet and are amortized over the cruising season between scheduled drydockings. As of March 31, 2009, the Company had approximately $1.2 million in unamortized drydock costs, all related to Windstar, that relate to the 2009 season and beyond, of which, approximately $1.1 million is included in prepaid costs and other current assets and approximately $0.1 million is included in other long term assets in the accompanying balance sheet and will be amortized over the period to the next scheduled drydock.

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

In June 2008, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), which clarifies the criteria for determining whether certain financial instruments should be classified as derivative instruments or equity instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). EITF 07-5 became effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of EITF 07-5 in the first quarter of 2009 and was required to evaluate the equity component of its Convertible Notes under the provisions of EITF 07-5 in connection with the adoption of FSP APB 14-1. The Company determined that the conversion feature of its Convertible Notes is indexed to its own stock and that component is therefore classified as an equity instrument.
In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the guidance for estimating the useful lives of recognized intangible assets and requires additional disclosure related to renewing or extending the useful lives of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets . FSP FAS 142-3 became effective, on a prospective basis, for fiscal years and interim periods beginning after December 15, 2008. The Company adopted the provisions of FSP FAS 142-3 on January 1, 2009. The adoption did not have any impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), Business Combinations (“SFAS No. 141R”), which significantly changes the accounting and reporting requirements for business combination transactions, including capitalization of in-process research and development assets and expensing acquisition costs as incurred. SFAS No. 141R became effective for business combination transactions occurring in fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS No. 141R on January 1, 2009. The adoption did not have any impact on the Company’s consolidated financial statements.
2.	Discontinued Operations
On February 11, 2009, the Company announced its plans to sell the Company’s non-Windstar assets including Travel and Events, AMG, Cypress Re and Majestic America Line divisions and to position itself as a cruise company solely addressing the international small cruise ship luxury segment of the market. As of March 31, 2009, the assets and liabilities of Travel and Events and Majestic America Line divisions did not qualify for the “held for sale” treatment pursuant to SFAS No. 144, and therefore the results of their operations are included in continuing operations. As of March 31, 2009, the assets and liabilities of AMG and Cypress Re qualified for “held for sale” treatment pursuant to SFAS No. 144, and therefore the results of their operations are presented as discontinued operations. Summarized operating results for discontinued operations are as follows (in thousands):

	March 31, 2009	March 31, 2008
Total revenue	$13,959	$29,356

Income (loss) from discontinued operations before taxes	(4,276)	1,164
Income tax benefit	43	101

Income (loss) from discontinued operations, net of taxes	$(4,233)	$1,265

The assets and liabilities of AMG and Cypress Re are presented, as “assets held for sale” and “liabilities related to assets held for sale” in the condensed consolidated balance sheets. The major components are as follows (in thousands):

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets held for sale
Accounts receivable, net	$12,993	$15,311
Costs in excess of billings	3,868	5,283
Insurance receivables	6,552	6,313
Inventory	1,875	—
All other assets	1,415	1,686

	$26,703	$28,593

Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$8,887	$4,137
Billings in excess of costs	6,290	4,253
Note payable to bank	1,756	1,927
All other liabilities	4,346	4,661

	$21,279	$14,978

The Company estimated the recoverability of the carrying value of AMG and recorded an impairment charge of $5.0 million during the three months ended March 31, 2009, which is included in “Income (loss) from discontinued operations.” The amount of impairment was based on the difference between the estimated net sales proceeds and the carrying value of AMG as of March 31, 2009.
3.	Inventory
The Company maintains inventory of fuel, supplies, souvenirs and food and beverage products. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008
Food, souvenirs and supplies	$1,254	$1,519
Fuel	410	320

	$1,664	$1,839

4.	Prepaid costs and other current assets
The components of prepaid costs and other current assets as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008
Current portion of prepaid drydocking costs	$1,133	$1,266
Prepaid program and tour costs	1,869	418
Current portion of prepaid offering costs	53	50
Other prepaid costs and other current assets	769	1,788

	$3,824	$3,522

5.	Long term obligations
Long term obligations as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009	December 31, 2008
Guaranteed principal payment to MARAD	$948	$948
3.75% Convertible Senior Notes, net of unamortized discount and offering costs of $9,598 and $12,436, respectively	87,402	86,679

	88,350	87,627
Less: current portion	948	948

Non-current portion	$87,402	$86,679

Guaranteed Principal Payment
In conjunction with ACG’s acquisition of the Majestic America assets of the Delta Queen, the Company assumed a fixed-rate, 6.5% debt payable through 2020 guaranteed by MARAD and secured by a mortgage on the American Queen®. On November 15, 2008, the Company returned the American Queen® to MARAD’s custodial control. The Company had guaranteed principal payments on the debt assumed. At March 31, 2009, the Company had paid all guaranteed principal payments, except for $0.9 million.

3.75% Convertible Senior Notes
On April 3, 2007, the Company closed the sale of $97.0 million of 3.75% Convertible Senior Notes due 2027 (“Notes”) to Thomas Weisel Partners LLC (“Initial Purchaser”), in a private offering, pursuant to a purchase agreement dated March 28, 2007. A portion of the proceeds from the sale of the Notes was used to retire $60 million in seller financing incurred in connection with the acquisition of Windstar Cruises. The remaining proceeds were used for general corporate purposes.
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
Principal payments on the Company’s debt are scheduled to be paid as follows (in thousands):

Year Ended December 31,
2009	$948
2010	—
2011	—
2012	97,000

97,948
Less: Unamortized discount and offering costs	(9,598)
Less: current portion	(948)

Non-current portion	$87,402

6.	Comprehensive loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(11,412)	$(12,511)
Change in unrealized gain (loss) on foreign currency translation	(168)	327

	$(11,580)	$(12,184)

7.	Earnings (Loss) Per Share
Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options and shares issuable under the Notes. The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The dilutive effect of the Notes is calculated by adding back interest expense and amortization of offering costs, net of taxes, which would not have been incurred assuming conversion. Diluted EPS for the three months ended March 31, 2009 and 2008 does not include the dilutive effect of stock options and conversion of the Notes into the Company’s common shares since their inclusion would be anti-dilutive.
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
In January 2009, the marine segment qualified as a discontinued operation; therefore, segment information for this business is not presented for the three months ended March 31, 2009. In addition, the insurance operations of Cypress Re also qualified as a discontinued operation and accordingly, information with respect to this business is not presented as a component of the corporate and other segment in the current period.

Summary of business segment information is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenue from continuing operations:
Cruise	$15,401	$24,003
Travel and events	1,756	3,727

Total revenue from continuing operations	$17,157	$27,730

	Three Months Ended
	March 31,
	2009	2008
Operating income (loss) from continuing operations:
Cruise	$(3,334)	$(11,393)
Travel and events	(2,836)	376
Corporate and other	347	(1,152)

Total operating loss from continuing operations	$(5,823)	$(12,169)

9.	Income Taxes
The Company recorded income tax expense for continuing operations of $3,000 for the three months ended March 31, 2009, compared to an income benefit for continuing operations of $5,000 for the three months ended March 31, 2008. The Company currently records a full valuation allowance on its domestic deferred tax assets.
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
On February 26, 2008, the Company and several of its subsidiaries were named in a complaint by David Giersdorf, the former President of ACG in the Superior Court of Washington for King County. Mr. Giersdorf has alleged he was improperly terminated and has claimed damages which appear to be in excess of $70.0 million. Mr. Giersdorf’s claims, based on verbal agreements, include the following: (i) he left a tenured position with Holland America Line which well-positioned him to be the President of this former employer earning a multi-million dollar annual salary until retirement; (ii) he was denied the opportunity to vest in 87,500 option shares and 30,000 restricted stock grants, which should be valued at a $47 per share stock price; (iii) his assistance in acquiring Windstar Cruises and his work in the transition of its vendors and employees entitles him to approximately $54.0 million; (iv) he is owed compensation for future acquisitions; and (v) he is owed sums for reputation and emotional damage. The Company believes all of Mr. Giersdorf’s claims lack merit and will defend them vigorously, but is not able at this time to estimate the outcome of this proceeding.

11.	Subsequent Events
On April 16, 2009 the Company sold certain assets of Housing within the Travel and Events segment. The Company received $500,000 cash at closing and in conjunction with the sale, the buyer assumed approximately $5.5 million in liabilities related to Housing. Based on the sales consideration received and the carrying value of the assets and liabilities related to Housing as of March 31, 2009, the Company estimated a loss on the sale of approximately $2.7 million, which the Company has reflected as an impairment loss for the three months ended March 31, 2009 in the accompanying financial statements.
On May 13, 2009 the Company sold the stock of AMG for $5.0 million cash paid at closing. Based on the sales consideration received and the carrying value of the subsidiary as of March 31, 2009, the Company has estimated a loss on the sale of approximately $5.0 million, which the Company has reflected as an impairment loss for the three months ended March 31, 2009 in the accompanying financial statements. The impairment loss of $5.0 million is included in the income (loss) from discontinued operations.
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
Through our travel and events business, we provide event services to corporations, associations and trade show companies. In April 2009 we sold a significant portion of the travel and events business whereby we completed the sale of certain assets related to the Housing portion of the business. The buyer also assumed certain liabilities related to Housing. We have retained the Events component of the business and will complete 2009 events as scheduled. Following the completion of these events, our plans are to exit the Events business in an efficient and orderly fashion.
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

Long-Lived Assets Including Intangibles
We test goodwill and intangible assets with indefinite useful lives for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and our strategic focus. Objective factors include management’s best estimates of projected future earnings and cash flows. We use a discounted cash flow model to estimate the fair market value of each of our reporting units and indefinite lived intangibles when performing our impairment tests. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. We established reporting units based on our current reporting structure. For purposes of testing goodwill for impairment, we allocated goodwill to these reporting units to the extent it related to each reporting unit. We amortize intangible assets with definite lives over their estimated useful lives and review them for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The majority of our intangible assets were assigned lives based on contract values associated with each intangible asset. We amortize our acquired intangible assets with definite lives over periods ranging from five to 20 years depending on the contract term where applicable. During the quarter ended March 31, 2009, the Company recorded $2.7 million in impairment charges related to the Travel and Events division’s goodwill and a $5.0 million impairment charge related to the carrying value of AMG. The impairment charge of $5.0 million related to AMG is included in loss from discontinued operations. Each of these impairment charges were based on the difference between the expected sales proceeds to be received and the carrying value of the respective division as of March 31, 2009. See Note 11 “Subsequent Events” to the Notes to Condensed Consolidated Financial Statements.
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

Income Taxes
We recorded income tax expense for continuing operations of $3,000 for the three months ended March 31, 2009, compared to an income tax benefit of $5,000 for the three months ended March 31, 2008. In accordance with SFAS No. 109, during the fourth quarter of 2007 we established a full valuation allowance on our domestic deferred tax assets. As a result of the valuation allowance, no tax benefit was provided for the three months ended March 31, 2009 for our consolidated domestic losses.
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
Net cash used in operating activities for the three months ended March 31, 2009 was approximately $3.9 million, compared to net cash provided by operating activities of $3.4 million for the three months ended March 31, 2008. The change in net cash primarily relates to timing differences in the collection of current assets and the payment of current liabilities, primarily related to an increase in net loss and a decrease in accounts payable and accrued expenses and a decrease in cash provided by passenger deposits. This decrease was partially offset by an increase in the non-cash charges during the period and an increase in accounts and other receivables.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On February 26, 2008, we and several of our subsidiaries were named in a complaint by David Giersdorf, the former President of ACG in the Superior Court of Washington for King County. Mr. Giersdorf has alleged he was improperly terminated and has claimed damages which appear to be in excess of $70.0 million. Mr. Giersdorf’s claims, based on verbal agreements, include the following: (i) he left a tenured position with Holland America Line, which well-positioned him to be the President of this former employer earning a multi-million dollar annual salary until retirement; (ii) he was denied the opportunity to vest in 87,500 option shares and 30,000 restricted stock grants, which should be valued at a $47 per share stock price; (iii) his assistance in acquiring Windstar and his work in the transition of its vendors and employees entitles him to approximately $54.0 million; (iv) he is owed compensation for future acquisitions; and (v) he is owed sums for reputation and emotional damage. We believe all of Mr. Giersdorf’s claims lack merit and will defend them vigorously, but are not able at this time to estimate the outcome of this proceeding.
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

10.1
Membership Interest Purchase Agreement, dated May 1, 2009, by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC and Bellwether Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on May 5, 2009)

10.2
Letter Agreement, dated May 13, 2009, by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC and Bellwether Financial Group, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 15, 2009)

10.3
Severance Agreement and General Release of All Claims between Laura L. Tuthill and the Company, dated February 6, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on February 11, 2009)

10.4
Severance Agreement and General Release of All Claims between Joseph M. McCarthy and the Company, dated February 6, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on February 11, 2009)

10.5
Asset Purchase Agreement, dated April 16, 2009, by and among Travel And Events Services, LLC, Ambassadors, LLC and Ambassadors International, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on April 20, 2009)

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

AMBASSADORS INTERNATIONAL, INC. (Registrant)
Date: June 4, 2009	By:	/s/ Mark T. Detillion
Mark T. Detillion
Chief Financial Officer, (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description

10.1
Membership Interest Purchase Agreement, dated May 1, 2009, by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC and Bellwether Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on May 5, 2009)

10.2
Letter Agreement, dated May 13, 2009, by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC and Bellwether Financial Group, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 15, 2009)

10.3
Severance Agreement and General Release of All Claims between Laura L. Tuthill and the Company, dated February 6, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on February 11, 2009)

10.4
Severance Agreement and General Release of All Claims between Joseph M. McCarthy and the Company, dated February 6, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on February 11, 2009)

10.5
Asset Purchase Agreement, dated April 16, 2009, by and among Travel And Events Services, LLC, Ambassadors, LLC and Ambassadors International, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on April 20, 2009)

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