Form 10-Q
period 2009-06-30
AMBASSADORS INTERNATIONAL INC
filed 2009-08-14
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-26420

AMBASSADORS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1688605
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
2101 4th Avenue, suite 210
Seattle, Washington 98121
(Address of Principal Executive Offices)
Registrant’s Telephone Number, Including Area Code: (206) 292-9606

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of August 7, 2009 was 11,173,267.

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Ambassadors International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)

Assets:
Current assets:
Cash and cash equivalents	$5,484	$10,105
Restricted cash	15,592	16,625
Accounts and other receivables, net of allowance of $42 at June 30, 2009 and $20 at December 31, 2008	1,195	2,367
Inventory	1,405	1,839
Prepaid costs and other current assets	4,522	3,522
Assets held for sale	5,706	28,593

Total current assets	33,904	63,051
Property, vessels and equipment, net	110,852	130,461
Goodwill	—	6,275
Deferred income taxes	746	746
Other intangibles, net	7,282	7,282
Other assets	1,110	541

Total assets	$153,894	$208,356

Liabilities:
Current liabilities:
Accounts payable	$13,019	$15,663
Passenger and participant deposits	15,873	17,221
Accrued expenses	4,669	11,186
Current portion of long term debt	948	948
Deferred income taxes	746	746
Liabilities related to assets held for sale	3,888	14,978

Total current liabilities	39,143	60,742
Long term debt net of discount of $8,851 at June 30, 2009 and $12,436 at December 31, 2008, respectively	88,149	86,679

Total liabilities	127,292	147,421

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 11,173,267 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	109	108
Additional paid-in capital	110,823	111,246
Accumulated deficit	(84,331)	(50,872)
Accumulated other comprehensive income	1	453

Total stockholders’ equity	26,602	60,935

Total liabilities and stockholders’ equity	$153,894	$208,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Passenger ticket revenue	$11,529	$38,009	$23,981	$56,766
Onboard and other cruise revenue	2,524	6,426	5,473	11,672
Travel, incentive and event related	192	4,607	1,948	8,334

	14,245	49,042	31,402	76,772

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	2,147	8,639	4,181	13,250
Passenger expenses	672	2,983	1,775	4,363
Materials and services	5,822	16,998	12,430	27,119
Repairs and maintenance	2,161	3,721	3,831	5,950
Commissions and other cruise operating expenses	1,192	3,849	2,323	6,355

	11,994	36,190	24,540	57,037
Selling and tour promotion	2,312	2,617	4,162	9,033
General and administrative	2,842	8,342	5,984	17,764
Impairment charge	14,000	—	16,684	—
Depreciation and amortization	2,703	3,665	5,461	6,879

	33,851	50,814	56,831	90,713

Operating loss from continuing operations	(19,606)	(1,772)	(25,429)	(13,941)

Other income (expense):
Interest and dividend income	19	237	44	539
Interest expense	(1,684)	(2,122)	(3,333)	(4,668)
Other, net	135	(97)	406	535

	(1,530)	(1,982)	(2,883)	(3,594)

Loss from continuing operations before income taxes	(21,136)	(3,754)	(28,312)	(17,535)
Income tax provision (benefit)	(194)	9	(191)	4

Loss from continuing operations	(20,942)	(3,763)	(28,121)	(17,539)
Income (loss) from discontinued operations, net of tax (Note 2)	(1,105)	842	(5,338)	2,107

Net loss	$(22,047)	$(2,921)	$(33,459)	$(15,432)

Earnings (loss) per share from continuing operations:
Basic	$(1.92)	$(0.35)	$(2.53)	$(1.61)
Diluted	$(1.92)	$(0.35)	$(2.53)	$(1.61)

Weighted-average common shares outstanding:
Basic	10,918	10,891	11,117	10,889
Diluted	10,918	10,891	11,117	10,889
(continued on next page)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations (unaudited) (continued from previous page)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Earnings (loss) per share from discontinued operations:
Basic	$(0.10)	$0.08	$(0.48)	$0.19
Diluted	$(0.10)	$0.08	$(0.48)	$0.19

Weighted-average common shares outstanding:
Basic	10,918	10,891	11,117	10,889
Diluted	10,918	11,142	11,117	11,148

Earnings (loss) per share:
Basic	$(2.02)	$(0.27)	$(3.01)	$(1.42)
Diluted	$(2.02)	$(0.27)	$(3.01)	$(1.42)

Weighted-average common shares outstanding:
Basic	10,918	10,891	11,117	10,889
Diluted	10,918	10,891	11,117	10,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(33,459)	$(15,432)
Less: Income (loss) from discontinued operations	(5,338)	2,107

Loss from continuing operations	(28,121)	(17,539)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,461	6,879
Amortization of debt discount and offering costs	1,503	1,412
Gain on disposal of fixed assets	(9)	—
Share-based compensation expense (benefit)	(427)	745
Impairment Loss	16,684	—
Unrealized (gain) loss on investments	(9)	2
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts and other receivables	(378)	(2,427)
Inventory	434	(899)
Prepaid costs and other current assets	(1,079)	(4,611)
Other assets	(579)	145
Accounts payable and accrued expenses	(7,840)	2,955
Passenger and participant deposits	2,322	11,835
Discontinued operations	7,688	2,662

Net cash (used in) provided by operating activities	(4,350)	1,159

Cash flows from investing activities:
Restricted cash	1,033	(10,337)
Purchase of property, vessels and equipment	(153)	(2,053)
Proceeds from sale of divisions	500	—
Discontinued operations	(1,699)	986

Net cash used in investing activities	(319)	(11,404)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	21
Payments on long term debt	—	(1,663)
Discontinued operations	48	(451)

Net cash used in financing activities	48	(2,093)

Net decrease in cash and cash equivalents	(4,621)	(12,338)
Cash and cash equivalents, beginning of period	10,105	21,998

Cash and cash equivalents, end of period	$5,484	$9,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Description of the Company and Basis of Presentation
The Company
Ambassadors International, Inc. (the “Company”) was founded in 1967 as a travel services company incorporated in Washington and reincorporated in Delaware in 1995. The Company historically operated through wholly-owned subsidiaries, including: (i) Ambassadors, LLC (“Travel and Events”), which commenced operations in 1996; (ii) Cypress Reinsurance, Ltd (“Cypress Re”), which commenced operations in 2004; (iii) Ambassadors Marine Group, LLC (“AMG” or the “Marine Group”), which commenced operations in 2006; and (iv) Ambassadors Cruise Group, LLC (“ACG”), which commenced operations in 2006. ACG formed a wholly-owned subsidiary, Ambassadors International Cruise Group, LLC (“AICG”) which acquired Windstar Sail Cruises Limited (“Windstar Cruises”) in April 2007.
During the first half of 2009, the Company’s continuing operations consisted of the following business segments: (i) cruise, which includes the operations of Windstar Cruises and Majestic American Line, (ii) Travel and Events, and (iii) corporate and other, which consists of general corporate assets and liabilities. Prior to 2009, the Company operated in the marine segment that included the operations of AMG, and also operated Cypress Re in the corporate and other segment. In the first quarter of 2009, the Company announced its intention to sell all non-Windstar assets, including the Marine Group and Cypress Re. As of March 31, 2009, the Company determined that the Marine Group and Cypress Re qualified for the “held-for-sale” treatment under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and in May 2009, the Company sold AMG. The Company is actively conducting marketing activity to sell the Cypress Re division and has no revenues associated with Cypress Re operations during 2009. Accordingly, the operations of Marine Group and Cypress Re are shown as discontinued operations in the accompanying financial statements. The assets and liabilities of Cypress Re and the assets and liabilities of AMG prior to AMG’s sale are classified as “held for sale”, (see Note 2 “Discontinued Operations”). SFAS No. 144 provides that if the discontinued operations had been a reportable segment, the Company is not required to disclose information about this discontinued segment as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
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
The Company formerly operated Majestic America Line, a domestic provider of overnight passenger cruises along inland rivers and coastal waterways of North America. In April 2008, the Company announced its intention to sell the vessels of the Majestic America Line. The Company originally operated seven U.S.-flagged cruise ships. On August 15, 2008 and on November 21, 2008, the Company surrendered possession of the Empress of the North and American Queen®, respectively, to the United States through the Department of Transportation Maritime Administration (“MARAD”). As of June 30, 2009, the net assets of the Majestic America Line did not qualify for “held-for-sale” treatment under SFAS No. 144. The Company determined that there was an impairment of the carrying value of the remaining five vessels of Majestic America Line as of June 30, 2009. See Note 3 “Impairment.”.
•	Travel and Events — Operating under the Ambassadors, LLC brand, this segment develops and manages meetings and incentive programs for corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. Through March 31, 2009, it also provided a comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows referred to as “Housing.” In February 2009, the Company announced its intention to sell the Travel and Events business. As of March 31, 2009, the Company evaluated the recoverability of goodwill related to its travel and events segment and recorded an impairment charge of $2.7 million. On April 16, 2009, certain assets of Housing were sold and the buyer assumed certain liabilities associated with the division. Housing comprised the majority of Travel and Events’ revenue and earnings. The Company will complete all scheduled programs associated with the residual business throughout 2009. After the completion of the scheduled events, the Company will exit the business in an orderly fashion.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Liquidity
Due to the global downturn in the economy, specifically the decrease in vacationer’s discretionary spending and the direct impact this has on the reduction in discretionary consumer spending, the Company is seeking additional financing sources, including renegotiations of existing debt obligations. The Company’s ability to continue as a going concern is subject to the Company’s ability to obtain additional sources of cash, which can include the sale of non Windstar assets, new financing or restructuring of existing debt. If the Company is not able to sell non-Windstar assets, raise additional financing and/or renegotiate existing debt obligations in order to raise funds for operations, the Company could be forced to curtail certain of its operations that could be harmful to the results of operations and future prospects. The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.
Seasonality
The majority of the Company’s operating revenues relate to the cruise segment and are recognized in the second and third quarters of each fiscal year, which coincides with the highest sales volume for the cruise operations for Windstar Cruises.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future periods. Subsequent events were evaluated through August 14, 2009 the date these financial statements were issued.
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
Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The reclassifications consist primarily of amounts related to discontinued operations presentation and a $3.3 million reclassification of prepaid income taxes to taxes payable.
In addition, all prior period information has been retrospectively adjusted to reflect the impact of the adoption of Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”).
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
If quoted market prices or inputs are not available, fair value measurements are based upon methodologies that utilize current market or independently sourced market inputs,. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, a financial asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal models and techniques used by the Company include discounted cash flow and Black-Scholes-Merton option valuation models. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations.
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
Restricted Cash
The Company’s restricted cash consisted of (in thousands):

	June 30,	December 31,
	2009	2008

Restricted cash to secure credit card processing	$9,611	$10,644
Restricted cash to secure letters of credit	5,981	5,981

Balance	$15,592	$16,625

The Company’s cruise passenger deposits are primarily received through credit card transactions. At June 30, 2009 and December 31, 2008, the Company had $9.6 million and $10.6 million, respectively, of restricted cash held by banks in cash equivalents in order to secure it’s processing of passenger deposits through credit cards. The restricted amounts are negotiated between the Company and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period. Additionally, the Company’s restricted cash included $6.0 million in certificates of deposit that secured letters of credit related to Cypress Re. See Note 12 “Subsequent Events.”
Revenue Recognition
The Company recognizes revenue in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” The Company recognizes revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectability is reasonably assured and delivery has occurred.
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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Travel, Incentive and Event Related
The Company bills customers, in advance, and the cash received is recorded as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel and other program costs in advance of travel, which are recorded as prepaid program costs. Program revenue and related costs are recognized after the event is complete and the Company has met its obligations under the contract. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.
The Company recognizes revenue from hotel reservation, registration and related travel services when the convention operates. Revenue from the sale of merchandise is recognized when the merchandise is shipped, the service has been provided or when the redemption periods have expired. The Company defers revenue from prepaid, certificate-based merchandise incentive programs until the Company’s obligations are fulfilled. These revenues are reported on a net basis, reflecting the net effect of gross billings to the client less any direct program or merchandise costs.
Property, Vessels and Equipment
Property, vessels and equipment are stated at cost, net of accumulated depreciation. The Company expenses the cost of maintenance and repairs that do not improve or extend the lives of the respective assets when incurred. Major additions and betterments are capitalized. The Company’s ships are capitalized and depreciated using the straight-line method over the expected useful life ranging up to 30 years, net of a residual value that generally is approximately 15%. Ship replacement parts are capitalized and depreciated upon being placed in service. Office equipment is capitalized and depreciated using the straight-line method over the expected useful life of the equipment, ranging up to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the expected useful life of the improvement or the term of the related lease.
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

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Income Taxes
The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2009 and December 31, 2008, the net deferred domestic tax asset is subject to a 100% valuation allowance.
Drydocking
The Company capitalizes drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock. The Company believes that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid and other current assets and in long term assets in the accompanying balance sheet and are amortized over the cruising season between scheduled drydockings. As of June 30, 2009, the Company had approximately $2.6 million in unamortized drydock costs, all related to Windstar Cruises, which relate to the 2009 season and beyond, of which, approximately $1.6 million is included in prepaid costs and other current assets and approximately $1.0 million is included in other long term assets in the accompanying balance sheet and will be amortized over the period to the next scheduled drydock.
Accounting for Stock Options
The following table details the stock-based compensation costs included in general and administrative expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Compensation cost related to stock options	$295	$174	$369	$394
Compensation cost related to restricted stock	47	151	(776)	351

Total stock-based compensation costs	$342	$325	$(407)	$745

As of June 30, 2009, total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the stock option plans expected for the remainder of 2009 and in future years through 2011, respectively, were approximately $0.1 million and $0.1 million. This expected cost does not include the impact of any future stock-based compensation awards. During the six months ended June 30, 2009 and 2008, there were no grants of stock options or restricted stock and 0 and 2,412 common shares, respectively, were issued from exercise of stock options. During the six months ended June 30, 2009 cancellations of unvested restricted stock due to employee terminations resulted in $0.8 million credit to compensation expense.
Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities (“SFAS 133”) to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS 161, which did not have a material effect on the Company’s financial position, results of operations or cash flows.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
In May 2008, the FASB issued FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled fully or partially in cash upon conversion. FSP APB 14-1 requires entities to separately measure and account for the liability and equity components of qualifying convertible debt and amortize the value of the equity component to interest cost over the estimated life of the convertible debt instrument. By amortizing the value of the equity component, an entity will effectively recognize interest cost at its non-convertible debt borrowing rate. FSP APB 14-1 also requires re-measurement of the liability and equity components upon extinguishment of a convertible debt instrument, which may result in a gain or loss recognized in the financial statements for the extinguishment of the liability component. FSP APB 14-1 requires retrospective application for all instruments that were outstanding during any periods presented. FSP APB 14-1 became effective for fiscal years beginning after December 15, 2008. The Company adopted FSP APB 14-1 on January 1, 2009 and the adoption impacted both current year and historical accounting for the Company’s 3.75% Convertible Senior Notes due 2027 resulting in a $1.2 million increase in interest expense for the six month period ended June 30, 2009, and a $1.1 million increase in interest expense for the six month period ended June 30, 2008. The adoption also resulted in a $12.1 million increase in additional paid-in capital, a $8.4 million net reduction in long-term convertible notes, a $25,000 increase in prepaid assets, a $3.3 million increase in deferred tax liabilities, a $3.3 million decrease in deferred tax valuation allowance, and a $3.7 million increase in accumulated deficit as of January 1, 2009. The impact on basic and diluted earnings per share for each of the three and six month periods ended June 30, 2009 and 2008 was a reduction of $0.05 and $0.10, respectively.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on the recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted SFAS 165 as of June 30, 2009. The adoption of SFAS 165 did not have an impact on the Company’s financial position, results of operation, or cash flows.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). The new statement modifies the U.S. generally accepted accounting principles hierarchy created by SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles by establishing only two levels of GAAP: authoritative and non-authoritative. This is accomplished by authorizing the FASB Accounting Standards Codification (“Codification”) to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of the federal securities laws, which are sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements for interim and annual periods ending after September 15, 2009. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Company does not anticipate the adoption of SFAS 168 will have a material effect on the Company’s financial position, results of operation, or cash flows.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Discontinued Operations
On February 11, 2009, the Company announced its plans to sell the Company’s non-Windstar Cruise assets including Travel and Events, Marine Group, Cypress Re and Majestic America Line divisions and to position itself as a cruise company solely addressing the international small luxury cruise ship segment of the market. As of June 30, 2009, the remaining assets and liabilities of Travel and Events and Majestic America Line divisions did not qualify for the “held for sale” treatment pursuant to SFAS No. 144, and therefore the results of their operations are included in continuing operations. As of January 1, 2009, the assets and liabilities of Marine Group and Cypress Re qualified for “held for sale” treatment pursuant to SFAS No. 144, and on May 13, 2009, the Marine Group was sold. The results of the operations of these two divisions are presented as discontinued operations. Summarized operating results for discontinued operations are as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Revenue from discontinued operations	$23,732	$60,671

Income (loss) from discontinued operations before taxes	(4,947)	2,018
Income tax (expense) benefit	(391)	89

Income (loss) from discontinued operations, net of taxes	$(5,338)	$2,107

The assets and liabilities of Cypress Re are presented as “assets held for sale” and “liabilities related to assets held for sale” in the condensed consolidated balance sheet at June 30, 2009. The assets and liabilities of Marine Group and Cypress Re are presented as “assets held for sale” and “liabilities related to assets held for sale” in the condensed consolidated balance sheet at December 31, 2008. The major components are as follows (in thousands):

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets held for sale
Accounts receivable, net	$—	$15,311
Costs in excess of billings	—	5,283
Insurance receivables	5,204	6,313
All other assets	502	1,686

	$5,706	$28,593

Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$—	$4,137
Billings in excess of costs	—	4,253
Long term debt	—	1,927
All other liabilities, including case reserves	3,888	4,661

	$3,888	$14,978
The Company estimated the recoverability of the carrying value of the Marine Group and recorded an impairment charge of $5.0 million during the three months ended March 31, 2009, which is included in “Income (loss) from discontinued operations.” The amount of impairment was based on the difference between the estimated net sales proceeds and the carrying value of the division as of March 31, 2009.
3.	Impairment
Loss on Impairment and Fair Value Measurements
Due to a combination of factors, including the U.S. economic environment, potential sales discussions involving Cypress Re and Majestic America Line vessels and the estimated fair value of certain Majestic America Line vessels obtained via independent valuation assessments during the quarter, the Company believed that impairments may have occurred to certain Majestic America line and Cypress Re assets requiring an interim impairment analysis.
In performing its analysis of the fair value of its Majestic America Line assets in accordance with SFAS 144, the Company considered a variety of data points, including the external valuations of certain Majestic America Line vessels, its internal expertise, as well as potential sales discussions with interested buyers and the overall global economy and credit markets. Given that certain of these inputs are unobservable, management assessed the inputs to be level 3 measurements within the hierarchy established by SFAS 157. The Company determined that the carrying values of the Majestic America vessels exceeded fair value by $14.0 million, resulting in an asset write down of $14 million which loss is recorded in continuing operations.
In assessing the fair value of its Cypress Re division, the Company considered potential sales discussions with qualified buyers and the overall global and economy and credit markets and determined that the carrying value of Cypress Re exceeded its estimated fair value by $500,000. Given that certain of these fair value inputs are unobservable, management assessed the inputs to be level 3 measurements within the hierarchy established by SFAS 157. An impairment was recorded and is included in discontinued operations for the three and six months ended June 30, 2009.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
On April 16, 2009 the Company sold the majority of the assets of the Housing portion of the Travel and Events segment. The Company received $0.5 million cash at closing and in conjunction with the sale, the buyer assumed approximately $5.5 million in liabilities related to the Housing portion of Travel and Events. Based on the sales consideration received and the carrying value of the assets and liabilities related to Housing, the Company recorded impairment to goodwill of approximately $2.7 million as of March 31, 2009, which the Company has reflected as impairment loss for the six month period ended June 30, 2009 in the accompanying financial statements.
On May 13, 2009 the Company sold the stock of the Marine Group for $5 million cash, less the division’s cash on hand and selling expenses for a net $2.9 million cash proceeds. Based on the sales consideration received and the carrying value of the Marine Group, the Company recorded a loss on the sale of approximately $5.0 million as of March 31, 2009, which the Company has reflected as a component of (loss) from discontinued operations for the six month period ended June 30, 2009 in the accompanying financial statements.
SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1: Observable inputs (unadjusted) in active markets for identical assets and liabilities;
Level 2: Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets and inputs other than quoted prices that are observable for the asset or liability;
Level 3: Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity or data for the asset or liability.
The Company has assessed its assets and liabilities that are measured and recorded at fair value on a non-recurring basis, within the above hierarchy and that assessment is as follows (in thousands):

		Quoted
		Prices in	Significant
	Value	Active	Other	Significant
	June 30, 2009 or	Markets for	Observable	Unobservable	Total
	last measurement	Identical Assets	Inputs	Inputs	Gains
Description	date	(Level 1)	(Level 2)	(Level 3)	(Losses)

Long-lived assets held and used
Majestic America Line	$34,150			$20,150	$(14,000)

Long-lived assets held for sale
BMI	$10,000	$5,000			(5,000)
Cypress Re	$3,284			$2,784	(500)
Goodwill	$6,275	$3,591			(2,684)

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4.	Inventory
The Company maintains inventory of fuel, supplies, souvenirs and food and beverage products on board the Windstar vessels. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009	December 31, 2008
Food, souvenirs and supplies	$1,157	$1,519
Fuel	248	320

	$1,405	$1,839

5.	Prepaid costs and other current assets
The components of prepaid costs and other current assets as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009	December 31, 2008
Current portion of prepaid drydocking costs	$1,572	$1,266
Prepaid program costs	239	312
Current portion of prepaid offering costs	68	50
Deferred costs	863	—
Other prepaid costs and other current assets	1,780	1,894

	$4,522	$3,522

6.	Goodwill
In February 2009, the Company announced its intention to sell the Travel and Events business. As of March 31, 2009, the Company evaluated the recoverability of goodwill related to its travel and events segment and recorded an impairment charge of $2.7 million. This amount is included in “Impairment losses,” a component of the operating loss of the travel and events segment.

	June 30, 2009	December 31, 2008
Goodwill, beginning of the period	$6,275	$9,181
Addition to discontinued operations	—	10
Disposed in sale	(3,591)	—
Impairment	(2,684)	(2,916)

Goodwill, end of the period	$—	$6,275

7.	Long term obligations
Long term obligations as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009	December 31, 2008
Guaranteed principal payment to MARAD	$948	$948
3.75% Convertible Senior Notes, net of unamortized discount and offering costs of $8,851 and $12,436, respectively	88,149	86,679

	89,097	87,627
Less: current portion	948	948

Non-current portion	$88,149	$86,679

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Guaranteed Principal Payment
In conjunction with ACG’s acquisition of the Majestic America Line assets of the Delta Queen, the Company assumed a fixed-rate, 6.5% debt payable through 2020 guaranteed by MARAD and secured by a mortgage on the American Queen®. On November 15, 2008, the Company returned the American Queen® to MARAD’s custodial control. The Company had guaranteed principal payments on the debt assumed. At June 30, 2009, the Company had paid all guaranteed principal payments, except for $0.9 million.
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
As of June 30, 2009, the carrying value of the liability component is $88.1 million with an effective interest rate of 6.85%. The difference between the carrying value of the liability component and principal amount of the Notes of $8.9 million is recorded as debt discount and is being amortized to interest expense through the first note holder put date in April 2012.
Principal payments on the Company’s debt are scheduled to be paid as follows (in thousands):

Year Ended December 31,
2009 (remaining six months)	$948
2010	—
2011	—
2012	97,000

97,948
Less: Unamortized discount and offering costs	(8,851)
Less: current portion	(948)

Non-current portion	$88,149

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
8.	Comprehensive loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(22,047)	$(2,921)	$(33,459)	$(15,432)
Change in unrealized gain (loss) on foreign currency translation	(283)	397	(437)	724
Change in unrealized gain (loss) on available for sale securities	—	14	(14)	13

	$(22,330)	$(2,510)	$(33,911)	$(14,695)

9.	Earnings (Loss) Per Share
Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options and shares issuable under the Notes. The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The dilutive effect of the Notes is calculated by adding back interest expense and amortization of offering costs, net of taxes, which would not have been incurred assuming conversion. Diluted EPS for the three months and six months ended June 30, 2009 does not include the dilutive effect of stock options and conversion of the Notes into the Company’s common shares since their inclusion would be anti-dilutive.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The table below details the components of the basic and diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Loss from continuing operations	$(20,942)	$(3,763)	$(28,121)	$(17,539)

Denominator:
Weighted-average shares outstanding — basic	10,918	10,891	11,117	10,889

Weighted-average shares outstanding — diluted	10,918	10,891	11,117	10,889

Loss per share from continuing operations:
Basic and diluted	$(1.92)	$(0.35)	$(2.53)	$(1.61)

Numerator:
Income (loss) from discontinued operations	$(1,105)	$842	$(5,338)	$2,107

Denominator:
Weighted-average shares outstanding — basic	10,918	10,891	11,117	10,889

Weighted-average shares outstanding — diluted	10,918	11,142	11,117	11,148

Earnings (loss) per share from discontinued operations:
Basic and diluted	$(0.10)	$0.08	$(0.48)	$0.19

Numerator:
Net loss	$(22,047)	$(2,921)	$(33,459)	$(15,432)

Denominator:
Weighted-average shares outstanding — basic	10,918	10,891	11,117	10,889

Weighted-average shares outstanding — diluted	10,918	10,891	11,117	10,889

Earnings (loss) per share from discontinued operations:
Basic and diluted	$(2.02)	$(0.27)	$(3.01)	$(1.42)

10.	Business Segments
In January 2008, the Company realigned its business segments into the following four business segments: (i) cruise, which included the operations of Windstar and Majestic American Line; (ii) marine, which included the operations of the Marine Group; (iii) travel and events; and (iv) corporate and other, which consisted of general corporate assets , the insurance operations of Cypress Re and other activities that were not directly related to the Company’s cruise, marine and travel and events operating segments.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
In January 2009, the marine segment qualified as a discontinued operation and in May 2009 the marine business was sold; therefore, segment information for this business is not presented for the three and six months ended June 30, 2009 or 2008 In addition, the insurance operations of Cypress Re also qualified as a discontinued operation and accordingly, information with respect to this business is presented in discontinued operations and not presented as a component of the corporate and other segment.
Summary of business segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue from continuing operations:
Cruise	$14,053	$44,435	$29,454	$68,438
Travel and events	192	4,607	1,948	8,334

Revenue from continuing operations	$14,245	$49,042	$31,402	$76,772

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating income (loss) from continuing operations:
Cruise	$(3,799)	$(1,840)	$(7,133)	$(13,233)
Majestic vessel impairment	(13,484)		(13,484)
Travel and events (1)	(283)	1,038	(3,119)	1,413
Corporate and other	(2,040)	(970)	(1,693)	(2,121)

Operating loss from continuing operations	$(19,606)	$(1,772)	$(25,429)	$(13,941)

1.	Includes $2,684 in impairment of goodwill related to Travel and events segment recorded during the three months ended March 31, 2009.
11.	Income Taxes
The Company recorded income tax benefit for the continuing operations of $0.2 million for the six months ended June 30, 2009, compared to an income expense for the continuing operations of $4,000 for the six months ended June 30, 2008. The Company currently records a full valuation allowance on its domestic deferred tax assets.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2005; state and local income tax examinations before 2004; and foreign income tax examinations before 2004.
The Company is not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
12.	Commitments and Contingencies
On February 26, 2008, the Company and several of its subsidiaries were named in a complaint by David Giersdorf, the former President of ACG in the Superior Court of Washington for King County. Mr. Giersdorf has alleged he was improperly terminated and has claimed damages which appear to be in excess of $70.0 million. Mr. Giersdorf’s claims, based on verbal agreements, include the following, among other things: (i) he left a tenured position with Holland America Line, which well-positioned him to be the President of this prior employer earning a multi-million dollar annual salary until retirement and (ii) his assistance in acquiring Windstar Cruises and his work in the transition of its vendors and employees entitles him to approximately $54.0 million. Subsequent to the period ended June 30, 2009, the Company and Mr. Giersdorf entered into an amicable settlement of all of Mr. Giersdorf’s claims.
13.	Subsequent Events
In July 2009, the Company cancelled certain letter of credit agreements related to the operation of Cypress Re. As a result of the reduction in the outstanding amount of letters of credit, a portion of the underlying cash collateral (presented as restricted cash at June 30, 2009) was released by the bank. Accordingly, $3.7 million cash was released to fund operations.
In July 2009, the company announced its plans to terminate the management services contract with the third party company that had managed the three Windstar Cruise vessels. Effective September 4, 2009, the Company will directly manage all aspects of the three Windstar Cruise vessels.
As noted in Note 11 above, the Company settled all claims with a former executive in August 2009.

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
Our current cruise operations include the Windstar vessels which are international-flagged ships that sail to destinations in the Caribbean, Europe, the Americas and the Greek Isles. Windstar Cruises operates three sailing yachts including Wind Surf, Wind Spirit and Wind Star known for their ability to visit the hidden harbors and secluded coves of the world’s most treasured destinations. Carrying just 148 to 312 guests, the luxurious ships of Windstar Cruises sail to nearly 50 nations, calling at 100 ports throughout Europe, the Caribbean and the Americas.
Through our travel and events business, we provide event services and merchandise fulfillment programs to corporations, In April 2009 we sold a significant portion of the travel and events business whereby we completed an asset sale of certain assets related to the Housing portion of the business. The buyer also assumed certain liabilities related to Housing. We have retained the Events component of the business and will complete 2009 events and programs as scheduled. Following the completion of these events, our plans are to exit the Events business in an efficient and orderly fashion.
In April 2008, we announced plans to sell and cease operating the Majestic America Line, our U.S. flagged cruise ships that sailed along the inland rivers and costal waterways of North America at the conclusion of the 2008 sailing season. The vessels are currently in lay up status and will not operate in 2009 as we plan to exit the business in an orderly fashion.
In May 2009 we sold Marine Group through a stock sale for $5 million in cash proceeds. These proceeds were used to fund current operations.
For the remainder of 2009, we are focused on improving our Windstar Cruises business performance and have identified three major areas for improvement as follows:
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
The majority of our operating results will be recognized in the second and third quarters of our fiscal year which coincides with the highest sales volumes for the cruise operations. It is anticipated that annual results for our cruise operations will be lower than historic trends due to Majestic America Line not operating in 2009 and the reduction in the amount of consumer discretionary spending anticipated for the remainder of 2009. This anticipated reduction in consumer spending for the immediate future will negatively impact future revenue trends associated with our Windstar Cruises business.

The following is a list of the accounting policies that we believe require the most significant judgments and estimates, and that could potentially result in materially different results under different assumptions or conditions.
Revenue Recognition
We recognize revenue in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” We recognize revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectability is reasonably assured and delivery has occurred.
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
Travel, Incentive and Event Related
The Company bills customers, in advance, and the cash received is recorded as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel and other program costs in advance of travel, which are recorded as prepaid program costs. Program revenue and related costs are recognized after the event is complete and the Company has met its obligations under the contract. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.
The Company recognizes revenue from hotel reservation, registration and related travel services when the convention operates. Revenue from the sale of merchandise is recognized when the merchandise is shipped, the service has been provided or when the redemption periods have expired. The Company defers revenue from prepaid, certificate-based merchandise incentive programs until the Company’s obligations are fulfilled. These revenues are reported on a net basis, reflecting the net effect of gross billings to the client less any direct program or merchandise costs.
Property, Vessels and Equipment
Property, vessels and equipment are stated at cost, net of accumulated depreciation. We expense as incurred the cost of maintenance and repairs that do not improve or extend the lives of the respective assets. We capitalize major additions and betterments. Our ships are capitalized and depreciated using the straight-line method over the expected useful life ranging up to 30 years, net of a residual value that generally is approximately 15%. Ship replacement parts are capitalized and depreciated upon being placed in service. Office equipment is capitalized and depreciated using the straight-line method over the expected useful life of the equipment, ranging up to 10 years. We amortize leasehold improvements using the straight-line method over the lesser of the expected useful life of the improvement or the term of the related lease.
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
Passenger Cruise Days
Passenger Cruise Days represent the number of passengers carried for the period multiplied by the number of days in their respective cruises.
Selected Windstar Cruises operations statistical information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Passengers Carried	5,165	5,727	11,621	12,838
Occupancy Percentage	73.9%	77.9%	81.1%	85.6%
Passenger Cruise Days	37,739	43,118	84,497	92,895
APCD	51,072	55,328	104,216	108,584

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2009 TO THE THREE MONTHS ENDED JUNE 30, 2008
Revenue
Total revenue from continuing operations for the three months ended June 30 was $14.2 million, compared to $49.0 million for the three months ended June 30, 2008. For the quarter ended June 30, 2009, the decrease in revenue was primarily related to Majestic America Line which was not in operation during the current period. Our Windstar Cruises revenue decreased $5.3 million primarily due to lower number of passengers carried as a result of the current economic conditions and the overall reduction in consumer discretionary spending. Our travel, incentive and events revenue decreased $2.0 million primarily due to the sale of the Housing division in April 2009 and the wind down of the remaining business activities of the division in the current quarter.
Cruise Operating Expenses
Cruise operating expenses were $12.0 million for the three months ended June 30, 2009 compared to $36.2 million for the three months ended June 30, 2008. The decrease in cruise operating expenses is primarily due to the non-operational status of the Majestic America Line vessels.
Selling and Tour Promotion Expenses
Selling and tour promotion expenses decreased to $2.3 million for the three months ended June 30, 2009 from $2.6 million for the three months ended June 30, 2008. Due to our April 2008 decision not to operate the Majestic America vessels, we did not incur expenditures in the prior period for the 2009 sailing season. Selling and tour promotion expenses for Windstar Cruises were $2.3 million in the three months ended June 30, 2009 compared to $2.1 million in the three months ended June 30, 2008. As a percentage of total revenue, selling and tour promotion increased to 16.2% during the three months ended June 30, 2009 from 5.3% during the three months ended June 30, 2008.
General and Administrative Expenses
General and administrative (“G&A”) expenses were $2.8 million for the three months ended June 30, 2009 compared to $8.3 million for the three months ended June 30, 2008. The decrease is attributed to $3.8 million lower G&A expenses incurred by Majestic America Line and overall reduction in corporate activates related to Travel and Events and general corporate matters. As a percentage of total revenues, general and administrative expenses increased to 20.0% for the three months ended June 30, 2009 from 17.0% for the three months ended June 30, 2008.
Impairment charge
During the three months ended June 30, 2009, we recorded a non-cash impairment charge of $14 million related to the Majestic America Line vessels. The estimates of fair values used by management are based on Level 3 inputs as defined under SFAS 157. No comparable charges were recorded during the three months ended June 30, 2008.
Depreciation and Amortization
Depreciation and amortization expenses were $2.7 million for the three months ended June 30, 2009 compared to $3.7 million for the three months ended June 30, 2008. Depreciation expense during the three months ended June 30, 2009 decreased compared to the three months ended June 30, 2008 due to the reduction in the number of vessels retained in Majestic America Line.
Operating Loss
We recorded an operating loss from continuing operations of $5.6 million and a non-cash impairment charge of $14 million for a total of $19.6 million loss for the three months ended June 30, 2009, compared to $1.8 million loss for the three months ended June 30, 2008. The change is the result of the changes described above.

Other Income (Expense)
Other expense for the three months ended June 30, 2009 was $1.5 million, compared to $2.0 million for the three months ended June 30, 2008. The decrease in other expense is attributed to $0.4 million in lower interest expense due to the absence of certain Majestic America Line vessel debt in the current period.
Income Taxes
We recorded income tax benefit for the continuing operations of $0.2 million for the three months ended June 30, 2009, compared to an income tax provision of $9,000 for the three months ended June 30, 2008. In accordance with SFAS No. 109, we have established a full valuation allowance on our domestic deferred tax assets. As a result of the valuation allowance, no tax benefit was provided for the three months ended June 30, 2009 for our consolidated domestic losses.
Net Income (Loss) from Discontinued Operations
Net loss from discontinued operations for the three months ended June 30, 2009 was $1.1 million compared to net income from discontinued operations of $.8 million in the prior period. The three months ended June 30, 2009 includes an impairment charge of $.5 million related to Cypress Re based on our estimate of net realizable value of the division and includes operating results of the Marine Group only through mid May 2009 at which time the division was sold.
Net Loss
Net loss for the three months ended June 30, 2009, including a non-cash impairment charge of $14 million and a $1.1 million loss from discontinued operations, was $22.0 million, compared to $2.9 loss million for the comparable period in 2008. The change is the result of the changes described above.
COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2009 TO THE SIX MONTHS ENDED JUNE 30, 2008
Revenue
Total revenue from continuing operations for the six months ended June 30, 2009 was $31.4 million, compared to $76.8 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, the decrease in revenue was primarily related to Majestic America Line which did not operated in the current period. Our Windstar Cruises revenue decreased $8.7 million primarily due to lower number of passengers carried as a result of the current economic conditions and the overall reduction in consumer discretionary spending. Our travel, incentive and events revenue decreased $6.4 million primarily due to the sale of the Housing division during the second quarter of 2009 and the wind down of the remaining programs within that division.
Cruise Operating Expenses
Cruise operating expenses were $24.5 million for the six months ended June 30, 2009 compared to $57.0 million for the six months ended June 30, 2008. The decrease in cruise operating expenses is primarily due to the non-operational status of the Majestic America Line vessels in the current reporting period.
Selling and Tour Promotion Expenses
Selling and tour promotion expenses decreased to $4.2 million for the six months ended June 30, 2009 from $9.0 million for the six months ended June 30, 2008. Due to our decision not to operate the Majestic America vessels, we did not incur expenditures for this cruise line related to the 2009 sailing season. Selling and tour promotion expenses for Windstar Cruises were $4.2 million in the six months ended June 30, 2009 compared to $3.8 million in the six months ended June 30, 2008. As a percentage of total revenue, selling and tour promotion increased to 13.4% during the six months ended June 30, 2009 from 11.8% during the six months ended June 30, 2008.

General and Administrative Expenses
G&A expenses were $5.9 million for the six months ended June 30, 2009 compared to $17.8 million for the six months ended June 30, 2008. The decrease is attributed to $7.3 million lower G&A expenses incurred by Majestic America Line, $4.5 million lower G&A expenses incurred by Travel and Events offset by $0.8 million credit in stock based compensation expense due to non-vested restricted stock forfeitures upon employee terminations. As a percentage of total revenues, general and administrative expenses decreased to 19.0.% for the six months ended June 30, 2009 from 23.1% for the six months ended June 30, 2008.
Impairment charge
During the six months ended June 30, 2009, we recorded non-cash impairment charges of $2.7 million based on our evaluation of the recoverability of goodwill related to our travel and events segment and $14 million based on our evaluation of the fair values of the remaining Majestic America Line vessels for a total non-cash charge of $167 million. No comparable charges were recorded during the six months ended June 30, 2008.
Depreciation and Amortization
Depreciation and amortization expenses were $5.5 million for the six months ended June 30, 2009 compared to $6.9 million for the six months ended June 30, 2008. Depreciation expense during the six months ended June 30, 2009 decreased compared to the six months ended June 30, 2008 due to the reduction in the number of vessels retained in Majestic America Line.
Operating Loss
We recorded an operating loss from continuing operations of $8.7 million and impairment charges of $16.7 million for a total of $25.4 million for the six months ended June 30, 2009, compared to $13.9 million for the six months ended June 30, 2008. The change is the result of the changes described above.
Other Income (Expense)
Other expense for the six months ended June 30, 2009 was $2.9 million, compared to $3.6 million for the six months ended June 30, 2008. The decrease in other expense is attributed to $1.4 million in lower interest expense due to the absence of certain Majestic America Line vessel debt, offset lower income from investments and lower property insurance recoveries. In 2008 we received $0.6 million in insurance recoveries for the Queen of the West and the Empress of the North related to incidents in 2006 and 2008, respectively, whereas in 2009 we received $0.1 million in insurance recoveries related to the 2008 Queen of the West incident.
Income Taxes
We recorded income tax benefit for the continuing operations of $0.2 million for the six months ended June 30, 2009, compared to an income tax benefit of $4,000 for the six months ended June 30, 2008. In accordance with SFAS No. 109, we have established a full valuation allowance on our domestic deferred tax assets. As a result of the valuation allowance, no tax benefit was provided for the six months ended June 30, 2009 for our consolidated domestic losses.
Net Income (Loss) from Discontinued Operations
Net loss from discontinued operations for the six months ended June 30, 2009 was $5.3 million compared to net income from discontinued operations of $2.1 million in the prior period. The six months ended June 30, 2009 includes impairment charge of $5 million related to the Marine Group based on the carrying value of the division and the ultimate sales proceeds realized upon sale in 2009. The net operating income of the Marine Group in the prior period was $2.0 million as compared to a net operating loss of $1 million in the six months ended June 30, 2009.
Net Loss
Net loss for the six months ended June 30, 2009, including non cash impairment charges of $16.7 million and $5.3 million loss from discontinued operations totaled $33.5 million, compared to $15.4 million loss during the comparable period in 2008. The change is the result of the changes described above.

Liquidity and Capital Resources
Due to the current global downturn in the economy, specifically the decrease in vacationers’ discretionary spending and the direct impact this has on the level of cruise bookings and a decrease in corporate spending on incentive programs, we will need additional sources of cash in the immediate future in order to fund operations in 2009. In February 2009, we announced our intention to sell and / or exit non-Windstar Cruises related assets and or businesses. In April 2009, we sold the Housing portion of Travel and Events and in May 2009, we sold the Marine Group. We are actively marketing Cypress Re. The remaining five Majestic vessels are currently not operating and the Company intends to evaluate our investments in these assets which may include the increase of marketing efforts for the sale of these assets in the upcoming months. Sales proceeds from these dispositions will be used to fund current operations.
In addition to the sale of assets, we are also renegotiating existing debt obligations. Based on the terms of the renegotiation of existing debt obligations, if any, our stockholders may have additional dilution. The amount of dilution could be attributed to the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.
Although we are in discussions with potential buyers and other prospects for additional funds, we currently have no completed funding commitments or sale transactions for our remaining non-Windstar Cruises assets. If we are not able to sell our remaining non-Windstar Cruises assets, raise additional financing and/or renegotiate existing debt obligations in order to fund operations, we may be forced to extend payment terms with vendors where possible, and/or to suspend or curtail certain of our planned operations and possibly seek protection in bankruptcy. Any of these actions would harm our business, results of operations and future prospects could cause our debt-obligations to be accelerated and could result in potential damage to our business.
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
Net cash used in operating activities for the six months ended June 30, 2009 was approximately $4.4 million, compared to net cash provided by operating activities of $1.2 million for the six months ended June 30, 2008. The change in net cash primarily relates to timing differences in the collection of current assets and the payment of current liabilities, including trade payables and accrued liabilities as well as a decrease in cash provided by passenger deposits.
Net cash used in investing activities for the six months ended June 30, 2009 was $0.3 million compared to $11.4 million for six months ended June 30, 2008. The change is primarily due to lower level of restrictions in cash holdbacks by our credit card processors related to the non-operating status of the Majestic American Line, offset by cash flows used in activities of discontinued operations. During the three months ended June 30, 2009, we pledged one Majestic American Line vessel as collateral under a credit card agreement. This action reduced the amount of cash hold back required by the processor.
In 2009, we will incur capital expenditures and costs for improvements to and maintenance of our vessels. In 2009, planned capital expenditures and dry dock projects are expected to be approximately $2.5 million for Windstar Cruises.
Net cash provided by financing activities for the six months ended June 30, 2009 was $48,000, compared to net cash used in financing activities of $2.1 million for the six months ended June 30, 2008. Activity for the six months ended June 30, 2008 included $1.7 million in principle payments on long-term debt associated with the Majestic American Line compared to $0 during the six months ended June 30, 2009.
In the ordinary course of business we may from time to time be required to issue letters of credit related to our insurance business. As of June 30, 2009, we had outstanding approximately $5.9 million in letters of credit related to property and casualty insurance programs which are scheduled to expire at various dates through 2009. We have a $6.0 million line of credit to support the outstanding letters of credit which is secured by certificate of deposits in the same amount and is classified as restricted cash as of June 30, 2009. In July 2009, we were able to reduce the amount of required letter of credit agreements which resulted in a corresponding reduction in the need for the underlying cash collateral. The line of credit was reduced to $2.2 million and we received $3.7 million in cash to fund operations.

Under Bermuda regulations, Cypress Re is required to maintain a cash position of $1.0 million or a surplus of 20% of gross written premiums or 15% of loss adjustment expense reserves, whichever is greater. As of June 30, 2009, Cypress Re maintained a surplus cash position of $1.0 million.
Our cruise passenger deposits are primarily received through credit card transactions. As of June 30, 2009, we had $9.6 million of restricted cash held by banks in cash equivalents as amounts required for secure processing of passenger deposits through credit cards. The restricted amounts are negotiated between us and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period. In addition to cash held by the banks, we pledged one of the Majestic American Line vessels as collateral under a processing agreement during the three months ended June 30, 2009.
Events of Default under Debt Agreements
At December 31, 2008, we were in violation of certain financial covenants under a working line of credit with a bank related to the Marine Group. In addition we had a $1.6 million note payable with the bank with a maturity date of May 10, 2010 secured by property. Due to the default under the working line of credit with the bank, we were subject to a cross default under the note payable. In connection with the May 16, 2009 sale of the stock of the marine Group, these bank agreements and related debt balances transferred to the buyer. We have no further obligations under these bank agreements.
We are in compliance with all covenants under our 3.75% Senior Convertible Notes.
Trends and Uncertainties
The results of operations and financial position of our business may be affected by a number of trends or uncertainties that have, or that we reasonably expect could have, a material effect on income from continuing operations, cash flows and financial position. Such trends and uncertainties include the repercussions of the global economic downturn or terrorist acts, uncertainties regarding the liquidity position of the Company our acquisition of or investment in complementary businesses and significant changes in estimates for potential claims or other general estimates related to our reinsurance business. We will also, from time to time, consider the acquisition of or investment in businesses, services and technologies that might affect our liquidity requirements.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

Changes in Internal Control Over Financial Reporting
The Company experienced changes in its internal control environment during the quarter ended June 30, 2009. Management does not believe these changes affect our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The changes were primarily driven by changes in our consolidated structure due to the sale of operating divisions and the non-operational status of the Majestic American Line. As a result of these changes, the number of key controls and processes required for financial reporting has been reduced. Other changes in our internal control environment are attributable to changes in personnel and the relocation of corporate functions to Seattle Washington from Newport Beach California during the current quarter.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On February 26, 2008, the Company and several of its subsidiaries were named in a complaint by David Giersdorf, the former President of ACG in the Superior Court of Washington for King County. Mr. Giersdorf has alleged he was improperly terminated and has claimed damages which appear to be in excess of $70.0 million. Mr. Giersdorf’s claims, based on verbal agreements, include the following, among other things: (i) he left a tenured position with Holland America Line, which well-positioned him to be the President of this prior employer earning a multi-million dollar annual salary until retirement and (ii) his assistance in acquiring Windstar Cruises and his work in the transition of its vendors and employees entitles him to approximately $54.0 million; . Subsequent to the period ended June 30, 2009, the Company and Mr. Giersdorf entered into an amicable settlement of all of Mr. Giersdor’s claims.
Item 1A. Risk Factors.
We have had several significant changes to our business and operations during the nine months ended June 30, 2009, including, but not limited to, changes to our management team, the sale of our Marine Group and the Housing portion of our travel and events business, changes in our internal controls environment, and the move of our corporate functions to Seattle Washington from Newport Beach, California. In addition, in February 2009, we announced our intention to sell our non-Windstar Cruises related assets and are working towards selling and/or exiting our remaining non-Windstar related businesses. Our success is dependent upon our ability to dispose of our non-Windstar related assets and effectively transition our business in light of the changes we have experienced. The failure to effectively transition our business and operations could adversely affect our business, financial condition and results of operations.
Item 1A of Part I of our Form 10-K for the year ended December 31, 2008, summarizes additional material risks that investors should carefully consider before deciding to buy or maintain an investment in our securities. Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline. There are no material changes to the risk factors set forth in the above-referenced report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
At our annual meeting of stockholders on June 9, 2009, the following matters were voted upon and approved:
(a)	Election of Directors to hold office for a three-year term or until their respective successors are duly elected and qualified:

Nominee	Votes For	Votes Withheld
Daniel J. Englander	8,821,352	317,767
The terms of office of each of our directors, Arthur A. Rodney, Rafer L. Johnson and J. Hale Hoak, continued after our annual meeting.

(b)	To effect a reverse stock split and reduce the number of authorized shares:

Votes For	Votes Against	Abstain	Broker Non-vote
8,949,029	267,727	22,362	0
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Attached hereto.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)
Date: August 14, 2009	By:	/s/ Mark T. Detillion
Mark T. Detillion
Chief Financial Officer, (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Attached hereto.