Form 10-Q
period 2009-09-30
AMBASSADORS INTERNATIONAL INC
filed 2009-11-16
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of November 16, 2009 was 26,285,741.

AMBASSADORS INTERNATIONAL, INC.
FORM 10-Q QUARTERLY REPORT

Ambassadors International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,645	$10,105
Restricted cash	9,486	16,625
Accounts and other receivables, net of allowance of $42 at September 30, 2009 and $20 at December 31, 2008	2,450	2,367
Prepaid costs and other current assets	5,828	3,522
Inventory	1,509	1,839
Assets held for sale	4,250	28,593

Total current assets	30,168	63,051
Property, vessels and equipment, net	71,649	130,461
Goodwill	—	6,275
Other intangibles, net	7,282	7,282
Deferred income taxes	746	746
Other assets	978	541

Total assets	$110,823	$208,356

Liabilities:
Current liabilities:
Accounts payable	$9,697	$15,664
Passenger and participant deposits	4,956	11,186
Accrued expenses	13,616	17,221
Current portion of long term debt	948	948
Deferred income taxes	746	746
Liabilities related to assets held for sale	—	14,978

Total current liabilities	29,963	60,743
Passenger deposits	485	—
Long term debt net of discount of $8,107 at September 30, 2009 and $12,436 at December 31, 2008, respectively	88,893	86,679

Total liabilities	119,341	147,422
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 11,173,267 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	109	108
Additional paid-in capital	110,938	111,245
Accumulated other comprehensive income	1	453
Accumulated deficit	(119,566)	(50,872)

Total stockholders’ equity (deficit)	(8,518)	60,934

Total liabilities and stockholders’ equity	$110,823	$208,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(restated)		(restated)
Revenues:
Passenger ticket revenue	$13,551	$45,884	$37,532	$102,649
Onboard and other cruise revenue	3,410	8,424	8,883	20,097
Travel, incentive and event related	476	4,356	2,424	12,690

	17,437	58,664	48,839	135,436
Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	2,111	8,402	6,293	21,652
Passenger expenses	932	3,191	2,706	7,554
Materials and services	6,158	19,381	18,588	46,499
Repairs and maintenance	1,750	3,892	5,581	9,842
Commissions and other cruise operating expenses	1,641	4,553	3,964	10,908

	12,592	39,419	37,132	96,455
Selling and tour promotion	1,448	1,798	5,646	10,832
General and administrative	2,010	7,979	7,959	25,743
Impairment charge	32,493	—	49,175	—
Business interruption insurance claim	(1,175)	—	(1,175)	—
Gain on disposal of vessel	—	(3,100)	—	(3,100)
Depreciation and amortization	2,460	3,533	7,921	10,413

	49,828	49,629	106,658	140,343

Operating income ( loss) from continuing operations	(32,391)	9,035	(57,819)	(4,907)

Other income (expense):
Interest and dividend income	3	109	47	649
Interest expense	(1,670)	(2,114)	(5,004)	(6,782)
Other, net	(110)	1,068	296	1,603

	(1,777)	(937)	(4,661)	(4,530)

Income (loss) from continuing operations before income taxes	(34,168)	8,098	(62,480)	(9,437)
Income tax provision (benefit)	—	22	(191)	(1,412)

Income (loss) from continuing operations	(34,168)	8,076	(62,289)	(8,025)

Income (loss) from discontinued operations, net of tax	(1,067)	959	(6,404)	1,628

Net income ( loss)	$(35,235)	$9,035	$(68,693)	$(6,397)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations (unaudited)
Continued (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(restated)		(restated)
Earnings (loss) per share from continuing operations:
Basic	$(3.13)	$0.74	$(5.57)	$(0.74)
Diluted	$(3.13)	$0.64	$(5.57)	$(0.74)

Weighted-average common shares outstanding:
Basic	10,918	10,888	11,184	10,889
Diluted	10,918	12,622	11,184	10,889

Earnings (loss) per share from discontinued operations:
Basic	$(0.10)	$0.09	$(0.57)	$0.15
Diluted	$(0.10)	$0.08	$(0.57)	$0.15

Weighted-average common shares outstanding:
Basic	10,918	10,888	11,184	10,889
Diluted	10,918	12,622	11,184	10,889

Earnings (loss) per share:
Basic	$(3.23)	$0.83	$(6.14)	$(0.59)
Diluted	$(3.23)	$0.72	$(6.14)	$(0.59)

Weighted-average common shares outstanding:
Basic	10,918	10,888	11,184	10,889
Diluted	10,918	12,622	11,184	10,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:

Net loss	$(68,693)	$(6,397)
Less: Income (loss) from discontinued operations	(6,404)	1,628

Loss from continuing operations	(62,289)	(8,025)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	7,921	10,413
Amortization of debt discount and offering costs	2,266	2,143
Gain on disposal of fixed assets	(9)	(3,086)
Share-based compensation expense (benefit)	(292)	1,116
Impairment Loss	49,175	—
Unrealized (gain) loss on investments	(10)	—
Change in assets and liabilities, net of effects of business acquisitions and dispositions:
Accounts and other receivables	(1,633)	(2,362)
Inventory	330	26
Prepaid costs and other current assets	(2,402)	(2,568)
Other assets	(447)	503
Accounts payable and accrued expenses	(10,875)	5,913
Passenger and participant deposits	550	(13,860)
Discontinued operations	8,420	1,526

Net cash (used in) operating activities	(9,295)	(8,261)

Cash flows from investing activities:

Restricted cash	7,139	2,551
Purchase of property, vessels and equipment	(153)	(2,485)
Proceeds from sale of division	500
Purchase of available for sale securities		(1,544)
Discontinued operations	(1,699)	1,113

Net cash provided by (used in) investing activities	5,787	(365)

Cash flows from financing activities:

Payments on long term debt	—	(2,814)
Proceeds from exercise of stock options	—	21
Discontinued operations	48	(777)

Net cash provided by (used in) financing activities	48	(3,570)

Net decrease in cash and cash equivalents	(3,460)	(12,196)
Cash and cash equivalents, beginning of period	10,105	21,998

Cash and cash equivalents, end of period	$6,645	$9,802

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
During 2009, the Company operated in the following business segments: (i) cruise, which includes the operations of Windstar Cruises and Majestic American Line, (ii) Travel and Events, and (iii) corporate and other, which consists of general corporate assets and liabilities. Prior to 2009, the Company operated in the marine segment that included the operations of AMG, and also operated Cypress Re in the corporate and other segment. In 2009, the Company announced its intention to sell all non-Windstar assets, including the Marine Group and Cypress Re. As of March 31, 2009, the Company determined that the Marine Group and Cypress Re qualified for assets “held-for-sale” treatment under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment. In May 2009, the Company sold the Marine Group and in August 2009 the Company exited the re-insurance business. Accordingly, the operations of Marine Group and Cypress Re are shown as discontinued operations in the accompanying financial statements. The assets and liabilities of Cypress Re and the Marine Group prior to disposal are classified as “held for sale”. See Note 2 Discontinued Operations. ASC 205-20, Presentation of Financial Statements - Discontinued Operations provides that if the discontinued operations had been a reportable segment, the Company is not required to disclose information about the discontinued segment as required by FASB ASC 280, Segment Reporting.
Certain of the Majestic American Line assets qualified as assets “held for sale” during the three months ended September 30, 2009 and have been classified accordingly in the accompanying consolidated financial statements.
•	Cruise - This segment operates the Windstar Cruises brand within ACG. ACG, through its wholly-owned subsidiary, AICG, acquired Windstar Cruises, an international-flagged small luxury ship cruise line that operates a three-ship fleet that includes the 312-passenger Wind Surf, 148-passenger Wind Spirit, and 148-passenger Wind Star. The Company’s 2009 Windstar Cruises schedule includes destinations in the Greek Isles, Caribbean Islands and Costa Rica and cruises on the Mediterranean, the Adriatic, and the Panama Canal. The Company determined that there was an impairment of the carrying value of the vessels of Windstar Cruises as of September 30, 2009. See Note 3, Impairment.

The Company formerly operated Majestic America Line, a domestic provider of overnight passenger cruises along inland rivers and coastal waterways of North America. In April 2008, the Company announced its intention to sell the vessels of the Majestic America Line. The Company originally operated seven U.S.-flagged cruise ships. On August 15, 2008 and on November 21, 2008, the Company surrendered possession of the Empress of the North and American Queen®, respectively, to the United States through the Department of Transportation Maritime Administration (“MARAD”). In September 2009 the Company entered into an agreement to sell the Queen of the West®. As of September 30, 2009, the remaining four vessels of the Majestic America Line did not qualify for “held-for-sale” treatment under ASC 205-20. The Company determined that there was an impairment of the carrying value of certain vessels of the Majestic America Line as of September 30, 2009. See Note 3, Impairment.

•	Travel and Events — Operating under the Ambassadors, LLC brand, this segment develops and manages meetings and incentive programs for corporate clients utilizing incentive travel, merchandise award programs and corporate meeting management services. Through March 31, 2009, it also provided a comprehensive hotel reservation, registration and travel services for meetings, conventions, expositions and trade shows referred to as “Housing.” In February 2009, the Company announced its intention to sell the Travel and Events business. As of March 31, 2009, the Company evaluated the recoverability of goodwill related to its travel and events segment and recorded an impairment charge of $2.7 million. On April 16, 2009, certain assets of Housing were sold and the buyer assumed certain liabilities associated with the division. Housing comprised the majority of Travel and Events’ revenue and earnings. The Company will complete all scheduled programs associated with the residual business throughout 2009. After the completion of the scheduled 2009 events, the Company will exit the business in an orderly fashion.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Continued)
Liquidity
Due to the global downturn in the economy, specifically the decrease in vacationer’s discretionary spending and the direct impact this has on the reduction in discretionary consumer spending, the Company is seeking additional financing sources, including renegotiations of existing debt obligations. In September of 2009, the Company launched an offer to exchange its 3.75% Convertible Senior Notes for up to $26.5 million in new secured notes and to issue up to 22 million in new common shares of the Company. The exchange offer closed during the fourth quarter of 2009. See Note 13. Subsequent Events. The Company is also seeking additional financing sources. The Company’s ability to continue as a going concern is subject to the Company’s ability to obtain additional sources of cash, which can include the sale of non Windstar assets, obtaining new financing, and the restructuring of existing debt.
The Company’s independent registered public accounting firm issued an audit report dated April 14, 2009 pertaining to the Company’s consolidated financial statements for the year ended December 31, 2008 included in our annual report on Form 10-K, as amended by Amendment No. 2 on Form 8-K/A filed with the Securities and Exchange Commission, (“SEC”) on November 2, 2009, that contains an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern as a result of a the Company’s anticipated need of additional sources of cash flow to fund operations during 2009. The accompanying unaudited condensed consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.
Restatement of Previously Reported Consolidated Financial Statements
The Company has restated its consolidated statement of operations for the three and nine months ended September 30, 2008. The restatement relates to an error in the classification of a $3.1 million gain resulted from the disposal of the Empress of the North® during the third quarter of 2008. The gain on the disposal of the asset was previously reported as outside of operating expenses in other income and expense within the statement of operations. Following the restatement, the $3.1 million gain is included within costs and operating expenses within operating income (loss) from continuing operations. This restatement results in no change in loss from continuing operations or net loss for the period.
Seasonality
The majority of the Company’s operating revenues relates to the cruise segment and is recognized in the second and third quarters of each fiscal year, which coincides with the highest sales volume for the cruise operations for Windstar Cruises.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future periods.
The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2008, as amended by Amendment No. 2 on Form 8-K/A filed with the SEC on November 2, 2009.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Continued)
Subsequent Events
The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 16, 2009, the day the financial statements were issued.
Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
The reclassifications consist primarily of amounts related to discontinued operations presentation and a $3.3 million reclassification of prepaid income taxes to taxes payable.
In addition, all prior period information has been retrospectively adjusted to reflect the impact of the adoption of FASB ASC 470-20-25, Debt with Conversion Options.
Fair Value Measurements
The Company measures fair value using a set of standardized procedures that are outlined herein for all assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In some instances where a market price may be available, but in an inactive or over-the-counter market where significant fluctuations in pricing could occur, the Company would consistently choose the dealer (market maker) pricing estimate and classify the financial asset or liability in Level 2.
If quoted market prices or inputs are not available, fair value measurements are based upon methodologies that utilize current market or independently sourced market inputs. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, a financial asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal models and techniques used by the Company include discounted cash flow and Black-Scholes-Merton option valuation models.
Restricted Cash
The Company’s restricted cash consisted of (in thousands):

	September 30,	December 31,
	2009	2008

Restricted cash to secure credit card processing	$8,962	$10,644
Restricted cash to secure letters of credit	524	5,981

Balance	$9,486	$16,625

The Company’s cruise passenger deposits are primarily received through credit card transactions. At September 30, 2009 and December 31, 2008, the Company had $8.9 million and $10.6 million, respectively, of restricted cash held by banks in cash equivalents in order to secure its processing of passenger deposits through credit cards. The restricted amounts are negotiated between the Company and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period. Additionally, the Company’s restricted cash included $0.5 million and $5.9 million, respectively, at September 30, 2009 and December 31, 2008 in certificates of deposit that secured letters of credit related to Cypress Re. See Note 2, Discontinued Operations.
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectability is reasonably assured and delivery has occurred.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Continued)
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
The Company performs reviews for the impairment of property, vessels and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property, vessels and equipment are sold or retired, the Company removes the related cost and accumulated depreciation from the accounts and recognizes any gain or loss in the statement of operations. Judgments and estimates made related to property, vessels and equipment are affected by factors such as economic conditions, changes in resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. The Company performed a review of its property, vessels and equipment during 2009 and recorded impairments to the carrying values of these assets. See Note 3, Impairments.
Long-lived Assets including Intangible Assets
Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company’s management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and the Company’s strategic focus. Objective factors include observable inputs such as third party appraisals and management’s estimates of projected future earnings and cash flows. The Company uses a discounted cash flow model to estimate the fair market value of each of its reporting units when it tests goodwill for impairment. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill was allocated to these reporting units to the extent it related to each reporting unit. Intangible assets with finite lives are tested for impairment using an undiscounted cash flow model.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Continued)
Income Taxes
The Company accounts for income taxes in accordance with the provisions of the Accounting for Income Taxes Topic of the FASB Accounting Standards Codification which requires an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2009 and December 31, 2008, the net deferred domestic tax asset is subject to a 100% valuation allowance.
Drydocking
The Company capitalizes drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock. The Company believes that the deferral method provides a better matching of revenues and expenses. Drydocking costs are included in prepaid and other current assets and in long term assets in the accompanying balance sheet and are amortized over the cruising season between scheduled drydockings. As of September 30, 2009, the Company had approximately $2.1 million in unamortized drydock costs, all related to Windstar Cruises, which relate to the 2009 season and beyond, of which, approximately $1.3 million is included in prepaid costs and other current assets and approximately $0.8 million is included in other long term assets in the accompanying balance sheet and will be amortized over the period to the next scheduled drydock.
Accounting for Stock Options
The following table details the stock-based compensation costs included in general and administrative expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Compensation cost related to stock options	$101	$178	$470	$572
Compensation cost related to restricted stock	14	193	(762)	544

Total stock-based compensation costs	$115	$371	$(292)	$1,116

As of September 30, 2009, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the stock option plans expected for the remainder of 2009 and in future years through 2011, respectively, were approximately $0.1 million and $0.1 million. This expected cost does not include the impact of any future stock-based compensation awards. During the nine months ended September 30, 2009 and 2008, there were no grants of stock options or restricted stock and 0 and 2,412 common shares, respectively, were issued from exercise of stock options. During the nine months ended September 30, 2009 cancellations of unvested restricted stock due to employee terminations resulted in $0.8 million credit to compensation expense.
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, identifies the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. We adopted SFAS No. 168 in Q3 2009 and include references to the ASC within our consolidated financial statements.
In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. The guidance requires disclosure of the date through which subsequent events were evaluated and the basis for that date. The guidance sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for us for the period ending June 30, 2009 and required prospective application. We have evaluated certain events and transactions occurring after September 30, 2009 and through November 16, 2009, the date of our Form 10-Q filing.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Continued)
2. Discontinued Operations
On February 11, 2009, the Company announced its plans to sell the Company’s non-Windstar Cruise assets including Travel and Events, Marine Group, Cypress Re and Majestic America Line divisions and to position itself as a cruise company solely addressing the international small luxury cruise ship segment of the market. As of September 30, 2009, the remaining assets and liabilities of Travel and Events and the majority of the Majestic America Line assets and liabilities did not qualify for the “held for sale” treatment or discontinued operations and therefore the results of these divisions are included in continuing operations. As of January 1, 2009, the assets and liabilities of Marine Group and Cypress Re qualified for “held for sale” treatment. On May 13, 2009, the Marine Group was sold and in September 2009, the Company executed an agreement with a third party whereby all re-insurance assets were assigned and related liabilities assumed. The Company exited the re-insurance business effective with the agreement. The results of the operations of these two divisions are presented as discontinued operations. Summarized operating results for discontinued operations are as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Revenue from discontinued operations	$23,732	$85,542

Income (loss) from discontinued operations before taxes	(6,013)	3,717
Income tax expense	391	2,089

Income (loss) from discontinued operations, net of taxes	$(6,404)	$1,628

Certain assets of the Majestic American Line qualified for classification as “held for sale” as of September 30, 2009 due to the probability of the asset disposal within a twelve month period. The assets and liabilities of Marine Group and Cypress Re prior to their disposal are presented as “assets held for sale” and “liabilities related to assets held for sale” in the condensed consolidated balance sheet at December 31, 2008. The major components are as follows (in thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets held for sale
Accounts receivable, net	$—	$15,311
Costs in excess of billings	—	5,283
Insurance receivables	—	6,313
All other assets	4,250	1,686

	$4,250	$28,593

Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$—	$4,137
Billings in excess of costs	—	4,253
Long term debt	—	1,927
All other liabilities, including case reserves	—	4,661

	$—	$14,978

The Company estimated the recoverability of the carrying value of the Marine Group and recorded an impairment charge of $5.0 million during the three months ended March 31, 2009, which is included in Income (loss) from discontinued operations. The amount of impairment was based on the difference between the estimated net sales proceeds and the carrying value of the division as of March 31, 2009. The Company recorded a $2.2 million loss in loss from discontinued operations related to Cypress-Re during the nine months ended September 30, 2009 as assets assigned to a third party exceeded liabilities assumed in an agreement executed in September 2009 which allowed the Company to exit the business. Because the third party assumed the insurance related liabilities, the Company was allowed to cancel the majority of the letters of credit previously required. As a result of the wind down of programs and the exit of the business, the underlying cash collateral of $5.4 million was released to the Company during the three months ended September 30, 2009. In addition to the assignment agreement, the Company also entered into a profit sharing agreement with the third party that allows the Company to participate in up to 50% of net profit distributions minus losses and expenses as the remaining programs wind down. Although there is a potential for additional cash distributions over the next several years, estimated at up to $0.7 million, there is no assurance that the Company will receive future net profit distributions.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Continued)
3. Impairment
Loss on Impairment and Fair Value Measurements
Due to a combination of factors, including the U.S. economic environment, the anticipated restructuring of the Company’s 3.75% Convertible Senior Notes (see Notes 7 and 13), the estimated fair value of Windstar Cruises and certain Majestic America Line vessels obtained via independent valuation assessments, as well as discussions involving the sale and disposal of Cypress Re, the Marine Group and the Housing portion of the Travel and Events segment during the nine months ended September 30, 2009, the Company believed that impairments to the carrying value may have occurred to its long-lived assets requiring an interim impairment analysis.
Financial Accounting Standards Board, Accounting Standards Codification 360-10, Property, Plant, and Equipment (“FASB ASC 360-10”), provides that a long-lived asset (asset group) should be tested for recoverability whenever events or changes in circumstances (triggering events) indicate that its carrying amount may not be recoverable. In preparing its interim financial statements for the period ended September 30, 2009, the Company concluded that the previously announced exchange offer that the Company conducted for its outstanding 3.75% Convertible Senior Notes due 2027 and other developments during the quarter qualified as a triggering event under FASB ASC 360-10. As a result of this determination, the Company conducted an impairment analysis of its long-lived assets including its Windstar Cruises and Majestic America Lines assets in the quarter ended September 30, 2009.
The Company’s impairment analysis of the Windstar Cruises long-lived assets included observable and unobservable inputs to estimate the fair value under the market approach and income approach valuation techniques. The Company’s market approach to estimate the fair value of Windstar Cruise assets was based on observable inputs including third party appraisal reports, sales of other vessels and estimated replacement value. The Company’s income approach to estimate the fair value of Windstar Cruises assets included a discounted cash flow model based on unobservable inputs and a range of future probabilities, including fluctuations in operating costs. The Company evaluated all fair value inputs and concluded that an impairment of $27.7 million was required to reduce the carrying value of certain Windstar long-lived assets to the Company’s estimate of fair value. The impairment is recorded in the results from continuing operations for the three months ended September 30, 2009.
In performing its interim evaluation of the fair value of Majestic America Line assets, the Company considered a variety of inputs, including the external valuations of certain Majestic America Line vessels, its internal expertise, as well as sales discussions with interested buyers and the overall global economy and credit markets. The Company’s impairment analysis for its Majestic America Line fleet included observable and unobservable inputs to estimate fair value, including industry trends and current market information learned during the Company’s discussions to sell the vessels. As of September 30, 2009, the Company determined that the carrying values of the Majestic America vessels exceeded fair value by $4.8 million, resulting in an impairment charge of $4.8 million recorded in the results from continuing operations for the three months ended September 30, 2009. The total impairment charge recorded in the results from continuing operations for the nine months ended September 30, 2009 for the Majestic American Line assets is $18.8 million.
On April 16, 2009 the Company sold the majority of the assets of the Housing portion of the Travel and Events segment. The Company received $0.5 million cash at closing and in conjunction with the sale, the buyer assumed approximately $5.5 million in liabilities related to the Housing portion of Travel and Events. Based on the sales consideration received and the carrying value of the assets and liabilities related to Housing, the Company recorded impairment to goodwill of approximately $2.7 million as of March 31, 2009, which the Company has reflected as impairment loss in the results from continuing operations for the nine months ended September 30, 2009.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Continued)
The Company recorded a $1.3 million loss upon the disposal and exit of its Cypress Re re-insurance business for the three months ended September 30, 2009. In assessing the fair value of its Cypress Re division as of June 30, 2009, the Company considered potential sales discussions with qualified buyers in the first half of 2009 and determined that the carrying value of Cypress Re exceeded its estimated fair value by $0.5 million. An impairment charge was recorded and is included in loss from discontinued operations for the nine months ended September 30, 2009.
On May 13, 2009 the Company sold the stock of the Marine Group for $5 million cash, less the division’s cash on hand and selling expenses for a net $2.9 million cash proceeds. Based on the sales consideration received and the carrying value of the Marine Group, the Company recorded a loss on the sale of approximately $5.0 million as of March 31, 2009, which the Company has reflected as a component of loss from discontinued operations for the nine months ended September 30, 2009.
ASC FASB 820 Fair Value Measurements and Disclosures clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The Company has assessed its assets and liabilities that are measured and recorded at fair value on a non-recurring basis, within the fair value hierarchy and that assessment is as follows (in thousands):

		Quoted
		Prices in
		Active	Significant
	Value at	Markets for	Other	Significant
	last	Identical	Observable	Unobservable	Total
	Measurement	Assets	Inputs	Inputs	Gains
Description	Date June 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Vessels:
Windstar Cruises	$87,700		$60,000		(27,700)
Majestic America	$20,250		$15,450		(4,800)

Cypress Re	$2,784	$1,484			(1,300)

4. Inventory
The Company maintains an inventory of fuel, supplies, souvenirs and food and beverage products on board the Windstar vessels. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009	December 31, 2008
Food, souvenirs and supplies	$1,211	$1,519
Fuel	298	320

	$1,509	$1,839

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Continued)
5. Prepaid costs and other current assets
The components of prepaid costs and other current assets as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009	December 31, 2008
Current portion of prepaid drydocking costs	$1,311	$1,266
Prepaid program costs	250	312
Prepaid debt offering costs(1)	1,068	50
Deferred Costs	621	—
Other prepaid costs and other current assets	2,578	1,894

	$5,828	$3,522

(1)	Included in prepaid debt offering costs as of September 30, 2009 are $1.0 million in costs incurred pursuant to the debt restructuring which closed during the fourth quarter of 2009. The deferred costs will be netted against the gain from the debt restructuring.
6. Goodwill
In February 2009, the Company announced its intention to sell the Travel and Events business. As of March 31, 2009, the Company evaluated the recoverability of goodwill related to its travel and events segment and recorded an impairment charge of $2.7 million. This amount is included in “Impairment charge,” a component of operating income (loss) from continuing operations.

	September 30, 2009	December 31, 2008
Goodwill, beginning of the period	$6,275	$9,181
Addition to discontinued operations	—	10
Disposed of in sale	(3,591)	—
Impairment	(2,684)	(2,916)

Goodwill, end of the period	$—	$6,275

7. Long term obligations
Long term obligations as of September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009	December 31, 2008
Guaranteed principal payment to MARAD	$948	$948
3.75% Convertible Senior Notes, net of unamortized discount and offering costs of $8,107 and $12,436, respectively	88,893	86,679

	89,841	87,627
Less: current portion	948	948

Non-current portion	$88,893	$86,679

Guaranteed Principal Payment
In conjunction with ACG’s acquisition of the Majestic America Line assets of the Delta Queen®, the Company assumed a fixed-rate, 6.5% debt payable through 2020 guaranteed by MARAD and secured by a mortgage on the American Queen®. On November 15, 2008, the Company returned the American Queen® to MARAD’s custodial control. The Company had guaranteed principal payments on the debt assumed. At September 30, 2009, the Company had paid all guaranteed principal payments, except for $0.9 million.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Continued)
3.75% Convertible Senior Notes
On April 3, 2007, the Company closed the sale of $97.0 million of 3.75% Convertible Senior Notes due 2027 (the “Notes”) to Thomas Weisel Partners LLC (“Initial Purchaser”), in a private offering, pursuant to a purchase agreement dated March 28, 2007. A portion of the proceeds from the sale of the Notes was used to retire $60 million in seller financing incurred in connection with the acquisition of Windstar Cruises. The remaining proceeds were used for general corporate purposes.
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
In connection with the issuance of the Notes, the Initial Purchaser withheld fees from the proceeds of the offering and the Company incurred debt offering costs. Both the debt discount and debt offering costs are being amortized to interest expense through the first note holder put date in April 2012 using the effective interest rate method
As of September 30, 2009, the carrying value of the liability component is $88.9 million with an effective interest rate of 6.85%. The difference between the carrying value of the liability component and principal amount of the Notes of $8.1 million is recorded as debt discount and is being amortized to interest expense through the first note holder put date in April 2012.
Principal payments on the Company’s debt are scheduled to be paid as follows (in thousands):

Year Ended December 31,
2009	$948
2010	—
2011	—
2012	97,000

97,948
Less: Unamortized discount and offering costs	(8,107)
Less: current portion	(948)

Non-current portion	$88,893

On September 25, 2009, the Company launched an exchange offer (the “Exchange Offer”) to exchange each $1,000 principal amount of the outstanding Notes for:
(i) 230.3766 shares of the Company’s common stock, par value $0.01 per share, and
(ii) 273.1959 principal amount of 10% Senior Secured Notes, due 2012, including guarantees from the Company’s subsidiaries, (the “New Notes”). Interest on the New Notes will be payable in kind or in cash, at the Company’s option.
On November 13, 2009, the Company consummated the Exchange Offer. Following the exchange, approximately $31.2 million aggregate principal amount of the Notes remain outstanding. See Note 13, Subsequent Events.
The Company did not make the scheduled semi-annual interest payment of approximately $1.8 million due under the Notes on October 15, 2009 and had 30 days from October 15 (or until November 14) to make the scheduled interest payment in order to avoid an event of default under the indenture governing the Notes. On November 13, 2009, the Company paid approximately $0.6 million of interest on the $31.2 million aggregate principal amount of the Notes that were not tendered in the Exchange Offer and remained outstanding.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Continued)
8. Comprehensive loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(34,734)	$9,035	$(68,193)	$(6,397)
Change in unrealized gain (loss) on foreign currency translation	—	(1,123)	(437)	(399)
Change in unrealized gain (loss) on available for sale securities	(3)	(8)	(17)	(21)

	$(34,737)	$7,904	$(68,647)	$(6,817)

9. Earnings (Loss) Per Share
Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options and shares issuable under the Notes. The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The dilutive effect of the Notes is calculated by adding back interest expense and amortization of offering costs, net of taxes, which would not have been incurred assuming conversion. Diluted EPS for the three months and nine months ended September 30, 2009 does not include the dilutive effect of stock options and conversion of the Notes into the Company’s common shares since their inclusion would be anti-dilutive.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Continued)
The table below details the components of the basic and diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(restated)		(restated)
Earnings (loss) per share from continuing operations:
Basic	$(3.13)	$0.74	$(5.57)	$(0.74)
Diluted	$(3.13)	$0.64	$(5.57)	$(0.74)

Weighted-average common shares outstanding:
Basic	10,918	10,888	11,184	10,889
Diluted	10,918	12,622	11,184	10,889

Earnings (loss) per share from discontinued operations:
Basic	$(0.10)	$0.09	$(0.57)	$0.15
Diluted	$(0.10)	$0.08	$(0.57)	$0.15

Weighted-average common shares outstanding:
Basic	10,918	10,888	11,184	10,889
Diluted	10,918	12,622	11,184	10,889

Earnings (loss) per share:
Basic	$(3.23)	$0.83	$(6.14)	$(0.59)
Diluted	$(3.23)	$0.72	$(6.14)	$(0.59)

Weighted-average common shares outstanding:
Basic	10,918	10,888	11,184	10,889
Diluted	10,918	12,622	11,184	10,889
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
In January 2009, the marine segment qualified as a discontinued operation; therefore, segment information for this business is not presented for the three and nine months ended September 30, 2009 or 2008. In addition, the re-insurance operations of Cypress Re also qualified as a discontinued operation and accordingly, information with respect to this business is presented in discontinued operations and not presented as a component of the corporate and other segment.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(Continued)
Summary of business segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue from continuing operations:
Cruise	$16,961	$54,308	$46,415	$122,746
Travel and events	476	4,356	2,424	12,690

Revenue from continuing operations	$17,437	$58,664	$48,839	$135,436

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating income (loss) from continuing operations:
Cruise	$493	$5,394	$(6,124)	$(7,838)
Windstar and Majestic vessel impairment	(32,492)		(46,500)
Gain on disposal of Majestic vessel		3,100		3,100
Travel and events (1)	385	1,600	(2,734)	3,012
Corporate and other	(776)	(1,059)	(2,469)	(3,181)

Operating income (loss) from continuing operations	$(32,390)	$9,035	$(57,827)	$(4,907)

1.	Includes $2.7 million in impairment of goodwill related to Travel and events segment recorded during the three months ended March 31, 2009.
11. Income Taxes
The Company recorded an income tax benefit from continuing operations of $191,000 for the nine months ended September 30, 2009, compared to an income tax benefit from continuing operations of $1.4 million for the nine months ended September 30, 2008. The Company currently records a full valuation allowance on its domestic deferred tax assets.
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
12. Commitments and Contingencies
On February 26, 2008, the Company and several of its subsidiaries were named in a complaint by David Giersdorf, the former President of ACG in the Superior Court of Washington for King County. Mr. Giersdorf has alleged he was improperly terminated and has claimed damages which appear to be in excess of $70.0 million. Mr. Giersdorf’s claims, based on verbal agreements, include the following, among other things: (i) he left a tenured position with Holland America Line, which well-positioned him to be the President of this prior employer earning a multi-million dollar annual salary until retirement and (ii) his assistance in acquiring Windstar Cruises and his work in the transition of its vendors and employees entitles him to approximately $54.0 million. During the third quarter of 2009, the Company and Mr. Giersdorf entered into an amicable settlement of all of Mr. Giersdorf’s claims.
The United States Maritime Administration filed a claim against the Company in the US District court of Oregon seeking settlement of one month’s payment under a charter agreement related to the Empress of the North®, prior to the vessel’s return in 2008, of approximately $0.3 million and a claim for amounts paid to third parties, if any, that may qualify under federal debt priority statutes. The Company filed a counter claim against the US Maritime Administration which seeks repayment from the Administration for inventory on the ship at the time of the return and insurance proceeds related to reimbursement for repairs to the ship funded by the Company. The case is currently in the discovery phase. At this time, it is not possible to estimate the amount or range of potential loss, if any, with any degree of certainty.
13. Subsequent Events
On November 13, 2009, the Company consummated an exchange offer for the Company’s 3.75% Convertible Senior Notes due 2027. Approximately $65.8 million aggregate principal amount of the Notes were validly tendered and accepted. In exchange for the tendered Notes, the Company issued approximately $18.0 million aggregate principal amount of new 10% Senior Secured Notes due 2012 and approximately 15.2 million shares of its Common Stock. Approximately $31.2 million aggregate principal amount of the Notes remain outstanding. The stockholders of the Company approved the issuance of the shares of Common Stock in the Exchange Offer at a special stockholder meeting held on November 12, 2009. The Company will record the cancellation of the Notes and issuance of the new notes and common shares as a troubled debt restructuring under ASC 470-60 and anticipates a gain on the transaction of approximately $30 million that will be reflected in the results of operations during the fourth quarter of 2009.
The Company did not make the scheduled semi-annual interest payment of approximately $1.8 million due under the Notes on October 15, 2009 and had 30 days from October 15 (or until November 14) to make the scheduled interest payment in order to avoid an event of default under the indenture governing the Notes. On November 13, 2009, the Company paid approximately $0.6 million of interest on the $31.2 million aggregate principal amount of the Notes that were not tendered in the Exchange Offer and remained outstanding.

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
During 2009, the Company operated in the following business segments: (i) cruise, which includes the operations of Windstar Cruises and Majestic American Line, (ii) Travel and Events, and (iii) corporate and other, which consists of general corporate assets and liabilities.
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
In April 2008, we announced plans to sell and cease operating the Majestic America Line, our U.S. flagged cruise ships that sailed along the inland rivers and costal waterways of North America at the conclusion of the 2008 sailing season. The vessels are currently in lay up status and did not operate in 2009 as we plan to exit the business in an orderly fashion.
In May 2009 we sold Marine Group through a stock sale for $5 million in cash proceeds. These proceeds were used to fund current operations.
In September 2009 we executed an assignment agreement with a third party whereby all re-insurance assets were assigned and the related liabilities were assumed. The Company recorded a $1.3 million loss on the assignment agreement in the third quarter ended September 30, 2009 as assets assigned exceeded liabilities assumed by $1.3 million. Because the Company no longer had an obligation for potential claims under the re-insurance programs and certain programs were concluded during 2009, letters of credit were cancelled, releasing cash collateral of $5.4 million. The Company will use the cash to fund operations. In addition to the assignment agreement, the Company also entered into a profit sharing agreement with the third party that allows the Company to participate in up to 50% of net profit distributions minus losses and expenses as the remaining programs wind down. Although there is a potential for additional cash distributions over the next several years, estimated at up to $0.7 million, there is no assurance the Company will receive future net profit distributions.
In September 2009, we signed an agreement to sell Queen of the West, one of our vessels in the Majestic America Line.

On September 25, 2009, we launched an exchange offer (the “Exchange Offer”) to exchange each $1,000 principal amount of our outstanding 3.75% Convertible Senior Notes due 2027 (the “Notes”) for:
(i) 230.3766 shares of the Company’s common stock, par value $0.01 per share, and
(ii) 273.1959 principal amount of 10% Senior Secured Notes, due 2012, including guarantees from the Company’s subsidiaries, (the “New Notes”). Interest on the New Notes will be payable in kind or in cash, at the Company’s option.
On November 13, 2009, we consummated the Exchange Offer. Approximately $65.8 million aggregate principal amount of the Notes were validly tendered and accepted. In exchange for the tendered Notes, we issued approximately $18.0 million aggregate principal amount of New Notes and approximately 15.2 million shares of our common stock. Approximately $31.2 million aggregate principal amount of the Notes remain outstanding. Our stockholders approved the issuance of the shares of Common Stock in the Exchange Offer at a special stockholder meeting held on November 12, 2009.
In September 2009 we completed the transition of our vessel management from a third-party vendor to in-house management. This transition is expected to result in efficiency gains and lower operating costs.
For the remainder of 2009, we are focused on improving our Windstar Cruises business performance and have identified several major areas for improvement as follows:
•	Increase our sales and marketing efficiencies to drive more sales, which will enable us to scale our campaigns to a level appropriate for a company of our size;
•	Reduce operational costs by continuing to renegotiate key vendor contracts or eliminating certain third party relationships that will allow for significant direct cost savings, efficiency gain and product improvements.
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
The majority of our operating results will be recognized in the second and third quarters of our fiscal year which coincides with the highest sales volumes for the Windstar cruise operations. It is anticipated that annual results for our cruise operations will be lower than historic trends due to Majestic America Line not operating in 2009 and the reduction in the amount of consumer discretionary spending anticipated for the remainder of 2009. This anticipated reduction in consumer spending for the immediate future will negatively impact future revenue trends associated with our Windstar Cruises business.
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

Travel, Incentive and Event Related
We bill customers, in advance, and the cash received is recorded as a participant deposit. The Company pays for certain direct program costs such as airfare, hotel and other program costs in advance of travel, which are recorded as prepaid program costs. Program revenue and related costs are recognized after the event is complete and the Company has met its obligations under the contract. This revenue is reported on a net basis, reflecting the net effect of gross billings to the client less any direct program costs.
We recognize revenue from hotel reservation, registration and related travel services when the convention operates. Revenue from the sale of merchandise is recognized when the merchandise is shipped, the service has been provided or when the redemption periods have expired. We defer revenue from prepaid, certificate-based merchandise incentive programs until our obligations are fulfilled. These revenues are reported on a net basis, reflecting the net effect of gross billings to the client less any direct program or merchandise costs.
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
We perform reviews for the impairment of property, vessels and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property, vessels and equipment are sold or retired, the Company removes the related cost and accumulated depreciation from the accounts and recognizes any gain or loss in the statement of operations. Judgments and estimates made related to property, vessels and equipment are affected by factors such as economic conditions, changes in resale values and changes in operating performance. This process requires the use of observable and non-observable inputs, which are sometimes subject to a high degree of judgment. Objective factors include observable inputs such as third party appraisals and management’s estimates of projected future earnings and cash flows. This process requires the use of estimates and assumptions, which are subject to judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.
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

Income Taxes
Significant judgment is required in evaluating our tax positions. We use an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
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
Passenger Cruise Days
Passenger Cruise Days represent the number of passengers carried for the period multiplied by the number of days in their respective cruises.
Selected Windstar Cruises operations statistical information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Passengers Carried	7,273	7,482	18,892	20,320
Occupancy Percentage	92.0%	94.7%	83.9%	88.6%
Passenger Cruise Days	50,911	52,374	133,828	145,269
APCD	55,328	55,328	159,544	163,912
COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008
Revenue
Total revenue from continuing operations for the three months ended September 30, 2009 was $17.4 million, compared to $58.7 million for the three months ended September 30, 2008. For the quarter ended September 30, 2009, the decrease in revenue was primarily related to Majestic America Line which was not in operation during the current period. Our Windstar Cruises revenue decreased $8.4 million primarily due the current economic conditions and the overall reduction in consumer discretionary spending. Our travel and events revenue decreased $3.9 million primarily due to the sale of the Housing division in April 2009 and the wind down of the remaining business activities of the division in the current quarter.
Cruise Operating Expenses
Cruise operating expenses were $12.6 million for the three months ended September 30, 2009 compared to $39.4 million for the three months ended September 30, 2008. The decrease in cruise operating expenses is primarily due to the non-operational status of the Majestic America Line vessels.

Selling and Tour Promotion Expenses
Selling and tour promotion expenses decreased to $1.4 million for the three months ended September 30, 2009 from $1.8 million for the three months ended September 30, 2008. Selling and tour promotion expenses for Windstar Cruises were $1.4 million in the three months ended September 30, 2009 compared to $1.7 million in the three months ended September 30, 2008. As a percentage of total revenue, selling and tour promotion increased to 8.3% during the three months ended September 30, 2009 from 3.1% during the three months ended September 30, 2008.
General and Administrative Expenses
General and administrative (“G&A”) expenses were $2.0 million for the three months ended September 30, 2009 compared to $8.0 million for the three months ended September 30, 2008. The decrease is attributed to $4.7 million lower G&A expenses incurred by Majestic America Line and an overall reduction in activities related to Travel and Events and general corporate matters. As a percentage of total revenues, general and administrative expenses decreased to 11.5% for the three months ended September 30, 2009 from 13.6% for the three months ended September 30, 2008.
Insurance Settlement
During the three months ended September 30, 2009, we reached a settlement with an insurance company to receive a $1.2 million business interruption claim associated with 2007 sailing incidents involving the Empress of the North and the Queen of the West®. There were no similar transactions for the three months ended September 30, 2008.
Gain on disposal of vessel
We recorded a $3.1 million gain on an asset disposal upon the return of the Empress of the North® to MARAD during the third quarter of 2008. The net carrying value of the vessel’s liabilities exceeded the carrying value of the related assets by $3.1 million at the time of the disposition. There were no similar transactions occurring in the three months ended September 30, 2009.
Impairment charges
During the three months ended September 30, 2009, we recorded a non-cash impairment charge of $27.7 million related to the three vessels of the Windstar Cruise fleet and a $4.8 million charge related to certain Majestic America Line vessels. There were no comparable charges recorded during the three months ended September 30, 2008.
Depreciation and Amortization
Depreciation and amortization expenses were $2.5 million for the three months ended September 30, 2009 compared to $3.5 million for the three months ended September 30, 2008. Depreciation expense during the three months ended September 30, 2009 decreased $1 million due to the reduction in the number of vessels retained in the Majestic America Line.
Operating income (loss) from continuing operations
We recorded operating income from continuing operations of $102,000 and a non-cash impairment charge of $32.5 million for a total operating loss of $32.4 million for the three months ended September 30, 2009, compared to operating income from continuing operations of $9.0 million for the three months ended September 30, 2008. The decline in operating income is the result of the changes described above, primarily due to the drop in total revenue from continuing operations.
Other Expense
Other expense for the three months ended September 30, 2009 was $1.8 million compared to $0.9 million for the three months ended September 30, 2008. The increase in other expense is attributed to a reduction in income from investments and a $1.1 million gain from the settlement of a legal claim related to the grounding of the Empress of the North® , both recorded during the three months ended September 30, 2008, partially offset by a $0.4 million reduction in interest cost in the current quarter due to reduced debt of Majestic America Line upon the return of the Empress of the North® to MARAD in the third quarter of 2008.

Income Taxes
We did not record a tax provision or benefit from continuing operations for the three months ended September 30, 2009 compared to an income tax provision of $22,000 for the three months ended September 30, 2008. We have established a full valuation allowance on our deferred tax assets as of September 30, 2009. As a result of the current valuation allowance, no tax provision or benefit was provided for the three months ended September 30, 2009 for our consolidated losses.
Net Income (loss) from discontinued operations
Net loss from discontinued operations for the three months ended September 30, 2009 totaled $1.1 million compared to $1.0 million in net income realized in the comparable prior period. The three months ended September 30, 2009 include a loss of $1.3 million related to the Cypress Re assignment agreement. The three months ended September 30, 2008 include the operating results of the Marine Group which was sold in May 2009.
Net Income (loss)
Net loss for the three months ended September 30, 2009, including a non-cash impairment charge of $32.5 million and a $1.3 million loss in discontinued operations from the Cypress assignment agreement was $35.2 million compared to $9.0 million of net income for the three months ended September 30, 2008. The change is the result of the changes described above, primarily due to the decline in total revenues.
COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008
Revenue
Total revenue from continuing operations for the nine months ended September 30, 2009 was $48.8 million compared to $135.4 million for the nine months ended September 30, 2008. The decrease in revenue is primarily related to the decline in Majestic America Line revenues of $59.2 million, which did not operate in 2009. Our Windstar Cruises revenue decreased $17.2 million due to the current economic conditions and the overall reduction in consumer discretionary spending. Our travel and events revenue decreased $10.2 million due to the sale of the Housing division of the segment in April 2009 and the wind down of the remaining programs within the events division.
Cruise Operating Expenses
Cruise operating expenses were $37.1 million for the nine months ended September 30, 2009 compared to $96.5 million for the nine months ended September 30, 2008. The decrease in cruise operating expenses is primarily due to the non-operational status of Majestic America Line in 2009 which incurred operating expenses of $50.2 million during the nine months ended September 30, 2009.
Selling and Tour Promotion Expenses
Selling and tour promotion expenses decreased to $5.6 million for the nine months ended September 30, 2009 from $10.8 million for the nine months ended September 30, 2008. Selling and tour promotion expenses for Windstar Cruises were $5.6 million in the nine months ended September 30, 2009 compared to $5.5 million in the nine months ended September 30, 2008. Due to our decision to operate Majestic America Line through the end of the 2008 sailing season, we continued to incur expenditures for this cruise line during the three months ended September 30, 2008. As a percentage of total revenue, selling and tour promotion increased to 11.6% during the nine months ended September 30, 2009 from 8.0% during the nine months ended September 30, 2008.
General and Administrative Expenses
G&A expenses were $7.9 million for the nine months ended September 30, 2009 compared to $25.7 million for the nine months ended September 30, 2008. The decrease is attributed to $12.5 million lower G&A expenses incurred by Majestic America Line and lower G&A expenses incurred by Travel and Events. The nine months ended September 30, 2009 also includes a $0.8 million credit in stock based compensation expense for non-vested restricted stock forfeitures upon employee terminations. As a percentage of total revenues, general and administrative expenses decreased to 16.3% for the nine months ended September 30, 2009 from 19.0% for the nine months ended September 30, 2008.

Insurance Settlement
During the nine months ended September 30, 2009, we reached a settlement with an insurance company to receive a $1.2 million business interruption claim associated with 2007 sailing incidents involving the Empress of the North and the Queen of the West®. There were no similar transactions in the nine month period ended September 30, 2008.
Gain on disposal of vessel
We recorded a $3.1 million gain on an asset disposal upon the return of the Empress of the North® to MARAD during the third quarter of 2008. The net carrying value of the vessel’s liabilities exceeded the carrying value of the related assets by $3.1 million at the time of the disposition. There were no similar transactions during the nine months ended September 30, 2009.
Impairment charges
During the nine months ended September 30, 2009, we recorded a non-cash impairment charge of $27.7 million that reduced the carrying value of the three Windstar vessels to management’s estimate of fair value. We also recorded a $2.7 million charge based on our evaluation of the recoverability of goodwill related to our travel and events segment and an $18.8 million non-cash impairment charge based on our evaluation of the fair value of the remaining Majestic America Line vessels for a total non-cash charge of $49.2 million. No comparable charges were recorded during the nine months ended September 30, 2008.
Depreciation and Amortization
Depreciation and amortization expenses were $7.9 million for the nine months ended September 30, 2009 compared to $10.4 million for the nine months ended September 30, 2008. Depreciation expense during the nine months ended September 30, 2009 decreased 2.5 million compared to the nine months ended September 30, 2008 due to the reduction in the number of vessels retained in Majestic America Line and the reduced carrying value of the Majestic vessels following the $14 million impairment charge recorded in the second quarter of 2009.
Operating income (loss) from continuing operations
We recorded an operating loss from continuing operations of $8.6 million and impairment charges of $49.2 million for a total operating loss of $57.8 million for the nine months ended September 30, 2009, compared to a $4.9 million loss from continuing operations for the nine months ended September 30, 2008. The change is the result of the changes described above, primarily due to the decline in total revenue from continuing operations.
Other Expense
Other expense for the nine months ended September 30, 2009 was $4.6 million compared to $4.5 million for the nine months ended September 30, 2008. The $0.1 million increase in other expense is attributed to $1.8 million in lower interest cost due to the reduction of Majestic America Line debt, offset by lower income from investments and a $1.1 million gain from the settlement of a legal claim related to the grounding of the Empress of the North® recorded during the nine months ended September 30, 2008.
Income Taxes
We recorded an income tax benefit from continuing operations of $191,000 for the nine months ended September 30, 2009, compared to an income tax benefit of $1.4 million for the nine months ended September 30, 2008. We have established a full valuation allowance on our domestic deferred tax assets.

Net Income (loss) from Discontinued Operations
Net loss from discontinued operations for the nine months ended September 30, 2009 was $6.4 million compared to net income from discontinued operations of $1.6 million for the nine months ended September 30, 2008. The nine months ended September 30, 2009 includes a $1.8 million loss realized in the exit of the re-insurance business and a $5.0 million loss related to the Marine Group based on the carrying value of the division and the ultimate sales proceeds realized upon sale in 2009. There were no comparable charges in the nine month period ended September 30, 2008.
Net Income (loss)
Net loss for the nine months ended September 30, 2009, including non cash impairment charges of $49.2 million and a $6.4 million loss from discontinued operations totaled $68.7 million, compared to a $6.4 million loss during the nine months ended September 30, 2008. The change is the result of the changes described above.
Liquidity and Capital Resources
Due to the current global downturn in the economy, specifically the decrease in vacationers’ discretionary spending and the direct impact this has on the level of cruise bookings and a decrease in corporate spending on incentive programs, we will need additional sources of cash in order to fund future operations. In February 2009, we announced our intention to sell or exit all non-Windstar Cruises related assets and businesses. In April 2009, we sold the Housing portion of Travel and Events and in May 2009, we sold the Marine Group. In September 2009, we assigned all assets and liabilities of Cypress Re to a third party. In connection with the wind down of certain insurance programs and the exit of the re-insurance business, we cancelled required letters of credit and received the underlying cash collateral of $5.4 million during the three months ended September 30, 2009. We executed an agreement in September 2009 to sell the Queen of the West®. The remaining four Majestic vessels are currently not operating and the Company intends to evaluate our investments in these assets which may include increased marketing efforts for the sale of these assets. Cash proceeds from these dispositions have been used to fund current operations.
The Company’s independent registered public accounting firm issued an audit report dated April 14, 2009 pertaining to the Company’s consolidated financial statements for the year ended December 31, 2008 included in our annual report on Form 10-K, as amended by Amendment No. 2 on Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on November 2, 2009, that contains an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern as a result of a the Company’s anticipated need of additional sources of cash flow to fund operations during 2009.
In an effort to restructure and reduce our debt under the 3.75% convertible senior notes (the “Notes”) by up to $70.5 million we launched an offer (the “Exchange Offer”) in September 2009 to exchange each $1,000 principal amount of the outstanding Notes for:
(i) 230.3766 shares of the Company’s common stock, par value $0.01 per share, and
(ii) 273.1959 principal amount of 10% Senior Secured Notes, due 2012, including guarantees from the Company’s subsidiaries, (the “New Notes”). Interest on the New Notes will be payable in kind or in cash, at the Company’s option.
On November 13, 2009, we consummated the Exchange Offer. Approximately $65.8 million aggregate principal amount of the Notes were validly tendered and accepted. In exchange for the tendered Notes, we issued approximately $18.0 million aggregate principal amount of New Notes and approximately 15.2 million shares of our common stock. Approximately $31.2 million aggregate principal amount of the Notes remained outstanding.
We did not make the scheduled semi-annual interest payment of approximately $1.8 million due under the Notes on October 15, 2009 and had 30 days from October 15 (or until November 14) to make the scheduled interest payment in order to avoid an event of default under the indenture governing the Notes. On November 13, 2009, the Company paid approximately $0.6 million of interest on the $31.2 million aggregate principal amount of the Notes that were not tendered in the Exchange Offer and remained outstanding.
In the Exchange Offer described above, we issued approximately $18.0 million aggregate principal amount of the New Notes. The New Notes will mature on January 15, 2012, and will bear interest at a rate of 10% per annum, payable on April 15 and October 15 of each year, beginning April 15, 2010. Interest on the New Notes will be payable in kind or in cash, at our option. We may redeem the New Notes, in whole or in part, at any time prior to maturity, upon not less than 30 nor more than 60 days’ notice, at 100% of the principal amount thereof plus accrued and unpaid interest.
The New Notes are fully and unconditionally guaranteed on an unsubordinated, secured basis by certain of our subsidiaries. The New Notes and subsidiary guarantees are secured by first-priority liens on substantially all of our and our subsidiary guarantors’ present and future assets. The indenture for the New Notes permits us to obtain a secured working capital facility of up to $10 million and to grant the lenders under the working capital facility a lien, with a higher priority than the lien securing the New Notes, in substantially all of our and our subsidiary guarantors’ assets, subject to negotiation and execution of a an intercreditor agreement.
The indenture governing the New Notes contains restrictive covenants that limit, among other things, our and our subsidiaries’ abilities to incur additional indebtedness, issue certain kinds of equity, make particular kinds of investments, declare and pay dividends or other distributions on our capital stock and make capital expenditures. In addition, at all times after the establishment of a working capital facility permitted by the indenture governing the New Notes, the Company and its subsidiaries must maintain a minimum of $2.0 million in unrestricted cash and cash equivalents. The indenture governing the New Notes also provides for customary events of default, which include (subject in certain instances to cure periods and dollar thresholds): nonpayment of principal, interest and premium, if any, on the notes, breach of covenants specified in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization.

Although we are in discussions with potential buyers and other prospects for additional funds, we currently have no completed new funding commitments or sale transactions for our remaining four Majestic vessels. If we are not able to sell these assets, raise additional financing and restructure our existing debt obligations, we may be forced to extend payment terms with vendors where possible, and/or to suspend or curtail certain of our planned operations and possibly seek protection in bankruptcy. Any of these actions would harm our business, results of operations and future prospects could cause our debt-obligations to be accelerated and could result in potential damage to our business.
As a result of our need for additional financing and other factors, the report from our independent registered public accounting firm regarding our consolidated financial statements for the year ended December 31, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
Net cash used in operating activities for the nine months ended September 30, 2009 was approximately $9.3 million, compared to net cash used in operating activities of $8.3 million for the nine months ended September 30, 2008. The change in net cash primarily relates to timing differences in the collection of current assets and the payment of trade payables and accrued liabilities as well as a decrease in cash provided by passenger deposits.
Net cash provided by investing activities for the nine months ended September 30, 2009 was $5.8 million compared to $0.4 million for nine months ended September 30, 2008. The change is primarily due to the release of restricted cash upon cancellation of letters of credit related to the wind down of re-insurance programs and the exit of the business, offset by cash flows used in activities of discontinued operations.
In 2009, we will incur capital expenditures and costs for improvements to and maintenance of our vessels. In 2009, planned capital expenditures and dry dock projects are expected to be approximately $2.5 million for Windstar Cruises.
Net cash provided by financing activities for the nine months ended September 30, 2009 was $0.1 million compared to net cash used in financing activities of $3.6 million for the nine months ended September 30, 2008. Activity for the nine months ended September 30, 2008 included $2.8 million in principal payments on long-term debt associated with the Majestic American Line compared to no such payments during the nine months ended September 30, 2009.
Our cruise passenger deposits are primarily received through credit card transactions. As of September 30, 2009, we had $8.9 million of restricted cash held by banks in cash equivalents as amounts required for secure processing of passenger deposits through credit cards. The restricted amounts are negotiated between us and the bank based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period. In addition to cash held by the banks, we pledged one of the Majestic American Line vessels as collateral under a processing agreement. This action reduced the amount of cash hold back required by the processor.
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
Trends and Uncertainties
The results of operations and financial position of our business may be affected by a number of trends or uncertainties that have, or that we reasonably expect could have, a material effect on income from continuing operations, cash flows and financial position. Such trends and uncertainties include the repercussions of the global economic downturn or terrorist acts. We will also, from time to time, consider the acquisition of or investment in businesses, services and technologies that might affect our liquidity requirements.
Cautionary Note Regarding Forward-Looking Statements
Statements contained in this quarterly report on Form 10-Q that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Such risks and uncertainties include, among others:
•	our ability to effectively and efficiently operate our cruise operations;

•	our ability to effectively and expeditiously divest Majestic America Line;

•	customer cancellation rates;

•	competitive conditions in the cruise industry in which we operate;

•	marketing expenses;

•	extreme weather conditions;

•	the impact of new laws and regulations affecting our business;

•	negative incidents involving cruise ships, including those involving the health and safety of passengers;

•	cruise ship maintenance problems and emergency ship repairs;

•	reduced consumer demand for vacations and cruise vacations;

•	changes in fuel, food, payroll, insurance and security costs;

•	changes in relationships with certain travel providers;

•	changes in vacation industry capacity;

•	other economic and geo-political factors and other considerations affecting the travel industry;

•	changes in United States maritime tax laws; and

•	adverse conditions in the capital market
The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our annual report on Form 10-K for the year ended December 31, 2008, and Amendment No. 2 on Form 8-K/A filed with the Securities and Exchange Commission and the “Risk Factors” we included in those reports and our quarterly reports on Form 10-Q.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, management, being our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.
Changes in Internal Control Over Financial Reporting
The Company experienced changes in its internal control environment during the quarter ended June 30, 2009. Management does not believe these changes affect our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The changes were primarily driven by changes in our consolidated structure due to the sale of operating divisions and the non-operational status of the Majestic American Line. As a result of these changes, the number of key controls and processes required for financial reporting has been reduced. Other changes in our internal control environment are attributable to changes in personnel and the relocation of corporate functions to Seattle Washington from New Port Beach California during the second and third quarters of 2009
During the third quarter of 2009, the Company received communication from our predecessor independent registered public accountants whereby the predecessor independent registered public accountants informed management and our Audit Committee of a material weakness in internal controls over financial reporting. The notification was prompted by a correction made to the reported results of operations on Form 10-K for the year ended December 31, 2008. The Company filed restated financial statements in Amendment No. 2 on Form 8-K/A for the year ended December 31, 2008 on November 2, 2009, which included a restatement relating to an error in connection with our application of the Property Plant and Equipment and Revenue Recognition Topics of the FASB ASC. The Company reviewed the findings of the predecessor independent registered public accountants and determined that the material weakness in internal controls over financial reporting has been addressed and remediated due to the change in financial management personnel of the Company during 2009.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
On February 26, 2008, the Company and several of its subsidiaries were named in a complaint by David Giersdorf, the former President of ACG in the Superior Court of Washington for King County. Mr. Giersdorf has alleged he was improperly terminated and has claimed damages which appear to be in excess of $70.0 million. Mr. Giersdorf’s claims, based on verbal agreements, include the following,, among other things: (i) he left a tenured position with Holland America Line, which well-positioned him to be the President of this prior employer earning a multi-million dollar annual salary until retirement and (ii) his assistance in acquiring Windstar Cruises and his work in the transition of its vendors and employees entitles him to approximately $54.0 million. During the third quarter of 2009, the Company and Mr. Giersdorf entered into an amicable settlement of all of Mr. Giersdor’s claims.
The United States Maritime Administration filed a claim against the Company in the US District court of Oregon seeking settlement of one month’s payment under a charter agreement related to the Empress of the North®, prior to the vessel’s return in 2008, of approximately $0.3 million and a claim for amounts paid to third parties, if any, that may qualify under federal debt priority statutes. The Company filed a counter claim against the US Maritime Administration which seeks repayment from the Administration for inventory on the ship at the time of the return and insurance proceeds related to reimbursement for repairs to the ship funded by the Company. The case is currently in the discovery phase. At this time, it is not possible to estimate the amount or range of potential loss, if any, with any degree of certainty.

Item 1A.	Risk Factors.
We have had several significant changes to our business and operations during the nine months ended September 30, 2009, including, but not limited to, changes to our management team, the sale of our Marine Group and the Housing portion of our travel and events business, exit of the re-insurance business, changes in our internal controls environment, and the move of our corporate functions to Seattle Washington from Newport Beach, California. We are working towards selling and/or exiting our remaining non-Windstar related businesses. Our success is dependent upon our ability to dispose of all of our non-Windstar related assets, to restructure our current debt, to obtain additional financing to fund operations and effectively transition our business in light of the changes we have experienced. The failure to effectively complete the transition our business and operations could adversely affect our business, financial condition and results of operations.
Item 1A of Part I of our Form 10-K for the year ended December 31, 2008, summarizes additional material risks that investors should carefully consider before deciding to buy or maintain an investment in our securities. Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline. Except as stated below, there are no material changes to the risk factors set forth in the above-referenced report.
We may not be able to enter into the Working Capital Facility on satisfactory terms or at all and other alternative borrowing options may not be available to us.
The indenture for the New Notes permits us to obtain a secured Working Capital Facility of up to $10 million in debt financing. We will endeavor to enter into such a Working Capital Facility. We may not be able to enter into such a facility on satisfactory terms or at all and other alternative borrowing options may not be available to us. If we do not obtain the $10 million Working Capital Facility, we will need additional sources of cash in the next several months to continue funding our operations. Failure to secure additional sources of cash, whether through the sale of our non-Windstar assets, new financing or restructuring of existing debt, may result in our inability to continue as going concern and the impairment of our recorded long-lived assets.
There may be future sales or other dilution of our equity, which may adversely affect the market price of our Common Stock.
We are not restricted from issuing additional shares of Common Stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of Common Stock or preferred stock or any substantially similar securities. On November 13, 2009, we issued approximately 15.2 million shares of our common stock as part of the consideration in our Exchange Offer for our convertible notes. The market price of our Common Stock or preferred stock could decline as a result of sales of a large number of shares of Common Stock or preferred stock, warrants, convertible notes or similar securities in the market after settlement of the Exchange Offer or the perception that such sales could occur.

Certain stockholders will have a director designee on our Board of Directors and may exercise significant influence over the Company and their interests may conflict with the interests of other stockholders.

As a result of the Exchange Offer, Whippoorwill Associates, Inc. (as agent for its discretionary accounts), Highbridge Capital Management, LLC and Polygon Global Opportunities Master Fund, which are unaffiliated with each other, are significant stockholders of the Company and will each have a director designee on our Board of Directors, which will consist of five total members. Whippoorwill, Highbridge and Polygon are also significant creditors of the Company through their holdings of New Notes. As a result, such stockholders may exercise significant influence over corporate policy and decisions with respect to fundamental corporate transactions and, due to, among other things, their position as both equity holders and creditors of the Company, their interests may conflict with the interests of other stockholders. For example, the directors designated by such holders may exert influence over significant corporate transactions such as asset sales, debt restructuring transactions or issuances of additional capital stock. In addition, in matters requiring or otherwise involving a vote of stockholders, each of such holders will have the ability to vote a significant percentage of our Common Stock for or against any proposal.

We still have substantial indebtedness following consummation of the Exchange Offer.

Although we consummated the Exchange Offer on November 13, 2009, we still have substantial indebtedness for a company of our size. While the New Notes provide for payment-in-kind interest, if our operating cash flow decreases, we may be unable to service our debt, including the Notes and other debt we may incur, such as the Working Capital Facility, without refinancing or restructuring our debt, selling our assets or operations, or raising additional debt or equity capital. If these alternatives are not available in a timely manner or on satisfactory terms or are not permitted under our existing agreements, we may default on our debt obligations. Such a default could result in the acceleration of all our debts or have other serious adverse consequences for our holders of our New Notes and Common Stock.

The indenture for the New Notes contains restrictive covenants that may limit our ability to operate our business and creates a risk of default.

The indenture for the New Notes contains restrictive covenants (including a covenant that we will maintain a minimum cash balance of $2,000,000 from and after the time that the Company enters into a Working Capital Facility), and any of our future debt agreements may contain restrictive covenants, that limit our ability to operate our business and create a risk of default. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under the New Notes and/or our other indebtedness, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt.

Provisions of the New Notes could discourage an acquisition of us by a third party.

The redemption provisions of the New Notes could make it more expensive or more difficult for a third party to acquire us due to the requirements to repurchase the New Notes in cash at par value upon a change of control or a sale of all or substantially all of our assets (or our entry into an agreement for such a sale).

Recognition of cancellation of debt income may increase our income tax liability and adversely impact our tax attributes.

The Company generally will recognize cancellation of debt income for U.S. federal income tax purposes as a result of the exchange of the Notes for the consideration offered in the Exchange Offer to the extent that the outstanding balance of the Notes exchanged exceeded the fair market value of the Common Stock and the issue price of the New Notes delivered in the Exchange Offer. The Company expects that, as a result of the Exchange Offer that was consummated on November 13, 2009, it will recognize significant cancellation of debt income. Although we cannot provide any assurances in this regard, we currently expect that of any cancellation of debt income will be offset by operating losses incurred during the current taxable year and by net operating losses incurred in prior years and carried forward to the current taxable year.

Nevertheless, we will likely be subject to alternative minimum tax in connection with the exchange of the Notes, because only a portion of our net operating losses will be deductible in calculating our alternative minimum tax liability. Further, under recently enacted California income tax laws, we will not be able to utilize net operating losses to offset our cancellation of debt income for California income tax purposes. As a result, the Company expects to incur U.S. federal and California income tax liabilities as a result of consummation of the Exchange Offer. In addition, if our current and historic net operating losses are not available in the amount that we expect, however, we may incur substantial U.S. federal income tax liabilities in excess of those discussed above.

Changes in the composition of our stockholder population, including those resulting from the issuance of Common Stock, may limit our ability to use our net operating losses.

The issuance of approximately 15.2 million shares of our common stock on November 13, 2009 in connection with the Exchange Offer may result in an “ownership change” of the Company for tax purposes. An ownership change would significantly restrict the use of our remaining net operating loss carryforwards to offset future income (other than potentially certain of our built in gains in our assets at the time of the Exchange Offer, if any).

The Company may receive deemed dividends from its foreign subsidiaries that could result in taxable income in future years.

It is possible that the Company will receive one or more deemed dividends in future years as a result of the guarantees by the Company’s foreign subsidiaries of the Company’s obligations under the New Notes. Such deemed dividends would constitute taxable income for the Company and could result in a U.S. federal income tax liability for the Company.

If we fail to continue to meet all applicable continued listing requirements of The NASDAQ Global Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is listed on the NASDAQ Global Market. On November 12, 2009, the Company received a Nasdaq Staff Deficiency Letter indicating that the Company no longer meets the minimum bid price requirement for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1). The letter gives the Company notice that the bid price of its common shares has closed under $1.00 for the last 30 consecutive business days. The notification does not result in the immediate delisting of the Company’s common shares from the NASDAQ Global Market. The Company has until May 11, 2010 to regain compliance with the minimum closing bid price requirement. To regain compliance, the closing bid price of the Company’s common shares must meet or exceed $1.00 per share for at least ten consecutive business days.

The Company is considering actions that it may take in response to this notification in order to regain compliance with continued listing requirements. For example, in order to regain compliance with NASDAQ’s minimum bid price requirement, the Company may implement a reverse stock split of either 1-for-3 or 1-for-4 as approved by its stockholders at the Company’s 2009 annual meeting. Alternatively, the Company may apply to transfer the listing of its common shares to the NASDAQ Capital Market if it satisfies all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement. If such application to the NASDAQ Capital Market is approved, then the Company may be eligible for an additional grace period.

If the Company does not regain compliance by May 11, 2010, Nasdaq will provide written notification to the Company that the Company’s common shares will be delisted. At that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq Hearings Panel. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, if our common stock ceases to be listed on the Nasdaq Global Market and is not listed on an established national securities exchange or automated over-the-counter trading market in the United States, the holders of our convertible notes will have the right to require us to repurchase the outstanding convertible notes for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information.
Unregistered Sale of Equity Securities
On November 13, 2009, the Company consummated its previously announced offer to exchange (the “Exchange Offer”) for each $1,000 principal amount of its outstanding 3.75% Convertible Senior Notes due 2027 (the “Notes”) and certain associated rights: (i) 230.3766 shares of its common stock (“Common Stock”), plus (ii) $273.1959 principal amount of its new 10% Senior Secured Notes due 2012 (the “New Notes”) and subsidiary guarantees, upon the terms and subject to the conditions set forth in the Company’s Offer to Exchange and Consent Solicitation dated September 25, 2009 and related offer materials (each as amended and supplemented), which expired at 5:00 p.m. New York City time, on November 12, 2009. Certain of the Company’s existing and future subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee (the “Subsidiary Guarantees”) the Company’s obligations under the New Notes on an unsubordinated, secured basis.
In connection with the Exchange Offer, 15,158,774 shares of Common Stock and approximately $17,975,900 aggregate principal amount of New Notes were issued in exchange for the tender of $65,800,000 aggregate principal amount of Notes.
The Company relied on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), to exempt the issuance of Common Stock and New Notes in the Exchange Offer from the registration requirements of the Securities Act. The exchanges qualified for the 3(a)(9) exemption because the Notes, the shares of Common Stock and the New Notes were all issued by the Company, the existing associated rights to the Notes and the Subsidiary Guarantees were issued by certain subsidiaries of the Company, the shares of Common Stock, the New Notes and the Subsidiary Guarantees were issued exclusively in exchanges with the Company’s existing security holders and no commission or other remuneration was paid or given directly or indirectly for soliciting the Exchange Offer.
Creation of a Direct Financial Obligation
In the Exchange Offer described above, the Company issued approximately $18.0 million aggregate principal amount of 10% Senior Secured Notes due 2012 (the “New Notes”). The New Notes are fully and unconditionally guaranteed (the “Subsidiary Guarantees”) on an unsubordinated, secured basis by each of the Company’s present and future subsidiaries, except for Cypress Reinsurance, Ltd., Ambassadors, LLC, AQ Boat, LLC, EN Boat, LLC, and any future unrestricted subsidiaries (the “Subsidiary Guarantors”). The New Notes and Subsidiary Guarantees were issued on November 13, 2009 under the indenture (the “New Indenture”), dated November 13, 2009, by and among the Company, certain subsidiaries of the Company, as guarantors, and Wilmington Trust FSB, as trustee.
The New Notes will mature on January 15, 2012, and will bear interest at a rate of 10% per annum, payable on April 15 and October 15 of each year, beginning April 15, 2010. Interest on the New Notes will be payable in kind or in cash, at the Company’s option. The Company may redeem the New Notes, in whole or in part, at any time prior to maturity, upon not less than 30 nor more than 60 days’ notice, at 100% of the principal amount thereof plus accrued and unpaid interest.

The indenture governing the New Notes contains restrictive covenants that limit, among other things, the Company’s and its subsidiaries’ abilities to incur additional indebtedness, issue certain kinds of equity, make particular kinds of investments, declare and pay dividends or other distributions on the Company’s capital stock and make capital expenditures. In addition, at all times after the establishment of the Working Capital Facility discussed in the next paragraph, the Company and its subsidiaries must maintain a minimum amount of $2.0 million in unrestricted cash and cash equivalents. The indenture governing the New Notes also provides for customary events of default, which include (subject in certain instances to cure periods and dollar thresholds): nonpayment of principal, interest and premium, if any, on the notes, breach of covenants specified in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization.
The New Notes and Subsidiary Guarantees will initially be secured by first-priority liens on substantially all of the Company’s and the Subsidiary Guarantors’ present and future assets, except that the liens securing the New Notes and the Subsidiary Guarantees with respect to (i) the vessels Queen of the West and Delta Queen and (ii) certain cash (approximately $8.9 million as of September 22, 2009) collateralizing certain obligations to credit card companies or credit card processing companies with respect to unearned customer bookings will be junior to the existing liens on such assets and will be subject to obtaining the prior consent of the current lien holders, if required by the terms of the existing liens. The indenture for the New Notes will also permit the Company to obtain a secured working capital facility of up to $10 million (the “Working Capital Facility”) and to grant the lenders under the Working Capital Facility a lien, with higher priority than the lien securing the New Notes, in substantially all the assets of the Company and the Subsidiary Guarantors (subject to negotiation and execution of a customary intercreditor agreement between the trustee under the New Indenture and the administrative agent for the Working Capital Facility reflecting the applicable subordination terms set forth in the New Indenture or otherwise approved by holders of a majority in aggregate principal amount of the New Notes). The New Indenture will also permit a lien with higher priority than the lien securing the New Notes with respect to the vessel Columbia Queen to secure obligations to credit card companies or credit card processing companies with respect to unearned customer bookings. These higher priority liens will cause the existing liens (whether first-priority or second-priority liens) securing the New Notes and the Subsidiary Guarantees to become junior to the applicable higher-ranking lien.
As part of the Company’s ongoing restructuring, the Company intends to dispose of the remaining Majestic America Line vessels in an orderly fashion. The security documents for the New Notes and Subsidiary Guarantees will generally provide that liens on assets securing the New Notes and Subsidiary Guarantees will be automatically released, without the consent of the holders of the New Notes (i) if the assets subject to any such lien are transferred or otherwise disposed of in compliance with the restrictions on asset dispositions and other applicable provisions of the New Indenture and (ii) if any subsidiary that is a Subsidiary Guarantor is released from its Subsidiary Guarantee (which will occur upon the sale or disposition of all of the capital stock or substantially all of the assets (including by merger or otherwise) of any Subsidiary Guarantor by us or any of our subsidiaries to any entity that is not a restricted subsidiary (as defined in the New Indenture) and which sale or disposition is otherwise in compliance with the terms of the New Indenture). Accordingly, if the Company sells one of the remaining Majestic America Line vessels, the liens on such vessel will be released provided that the asset disposition covenant in the New Indenture is complied with and the disposition is otherwise in compliance with the terms of the New Indenture. Generally, the asset disposition covenant requires, subject to certain exceptions, that at least 75% of the net available proceeds from asset dispositions be used to make an offer to purchase New Notes.

Entry into a Material Definitive Agreement
As described above under “—Creation of a Direct Financial Obligation,” the Company and the Subsidiary Guarantors entered into the New Indenture on November 13, 2009. The Company and the Subsidiary Guarantors also entered into a pledge and security agreement, dated as of November 13, 2009, with Wilmington Trust, FSB, as collateral agent (the “Pledge and Security Agreement”), pursuant to which the Company and the Subsidiary Guarantors granted to the collateral agent, for the benefit of the holders of the New Notes, a security interest in substantially all of the Company’s and the Subsidiary Guarantors’ present and future assets, subject to certain exceptions and permitted liens, as collateral for payment on the New Notes.
In addition, as a result of the Exchange Offer and the related consent solicitation, the Company amended the Indenture dated April 3, 2007, between the Company and Wells Fargo Bank National Association, as Trustee (the “Existing Indenture”) governing its 3.75% Convertible Senior Notes due 2027 pursuant to a Supplemental Indenture, dated November 13, 2009, between the Company and Wells Fargo Bank National Association, as Trustee (the “Supplemental Indenture”). The Supplemental Indenture eliminated all events of default under the Existing Indenture, other than events of default relating to the failure to pay principal of and interest on the Notes and the failure to deliver shares of Common Stock upon conversion of the Notes, as well as the defined terms and other references related to such events of default but made irrelevant as a result of their deletion. The Supplemental Indenture also removed all conditions to a consolidation, merger, or sale or other transfer of substantially all of the assets of the Company except that the requirement that the entity formed by or surviving any applicable consolidation or merger of the Company or the entity to which the applicable transfer, lease or conveyance of assets of the Company shall have been made assumes all the obligations of the Company under the Existing Indenture and the Exiting Notes pursuant to a supplemental indenture remains in effect. The Supplemental Indenture also removed covenants, as well as all references thereto, from the Existing Indenture related to the maintenance of offices or agencies, the maintenance of the corporate existence of the Company, and payments of taxes and other claims.
The foregoing descriptions of the New Indenture, the Pledge and Security Agreement and the Supplemental Indenture do not purport to be complete and are qualified in their entirety by reference to the New Indenture, the Pledge and Security Agreement and the Supplemental Indenture, each of which is filed with this Quarterly Report on Form 10-Q.
Failure to Satisfy a Continued Listing Rule or Standard
On November 12, 2009, the Company received a Nasdaq Staff Deficiency Letter indicating that the Company no longer meets the minimum bid price requirement for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1). The letter gives the Company notice that the bid price of its common shares has closed under $1.00 for the last 30 consecutive business days. The notification does not result in the immediate delisting of the Company’s common shares from the NASDAQ Global Market.
The Company has until May 11, 2010 to regain compliance with the minimum closing bid price requirement. To regain compliance, the closing bid price of the Company’s common shares must meet or exceed $1.00 per share for at least ten consecutive business days. The letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5450(a)(1) if at any time before May 11, 2010, the bid price of the Company’s common shares closes at $1.00 per share or more for a minimum of 10 consecutive business days.
If the Company does not regain compliance by May 11, 2010, Nasdaq will provide written notification to the Company that the Company’s common shares will be delisted. At that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq Hearings Panel. Alternatively, the Company may apply to transfer the listing of its common shares to the NASDAQ Capital Market if it satisfies all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement. If such application to the NASDAQ Capital Market is approved, then the Company may be eligible for an additional grace period.
The Company is considering actions that it may take in response to this notification in order to regain compliance with the continued listing requirements.

Item 6.	Exhibits.

Exhibit No.	Description

4.1	Indenture, dated November 13, 2009, by and among the Company, certain subsidiaries of the Company, as guarantors, and Wilmington Trust FSB, as trustee (1)

4.2	Pledge and Security Agreement, dated November 13, 2009, by and among the Company, certain subsidiaries of the Company, as guarantors, and Wilmington Trust FSB, as collateral agent (1)

4.3	Supplemental Indenture, dated November 13, 2009, to the Indenture dated April 3, 2007, between the Company and Wells Fargo Bank National Association, as Trustee (1)

10.1
Exchange Offer Commitment and Support Agreement, dated as of September 4, 2009, by and between the Company and Whippoorwill Associates (incorporated by reference to Exhibit (d)(5) to the Schedule TO-I filed by the Registrant on September 25, 2009)

10.2
Exchange Offer Commitment and Support Agreement, dated as of September 4, 2009, by and between the Company and Highbridge International, LLC (incorporated by reference to Exhibit (d)(6) to the Schedule TO-I filed by the Registrant on September 25, 2009)

10.3
Exchange Offer Commitment and Support Agreement, dated as of September 4, 2009, by and between the Company and Polygon Global Opportunities Master Fund (incorporated by reference to Exhibit (d)(7) to the Schedule TO-I filed by the Registrant on September 25, 2009)

10.4
Memorandum of Understanding dated September 9, 2009 between Atlantic Gateway International (SAC) Ltd. and Ambassadors International, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 15, 2009)

10.5
Commutation Agreement dated September 10, 2009 between Cypress Reinsurance Ltd. and Atlantic Gateway International (SAC) Ltd. and Cypress II Segregated Account (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on September 15, 2009)

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

AMBASSADORS INTERNATIONAL, INC. (Registrant)
Date: November 16, 2009	By:	/s/ Mark T. Detillion
Mark T. Detillion
Chief Financial Officer, (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.	Description

4.1	Indenture, dated November 13, 2009, by and among the Company, certain subsidiaries of the Company, as guarantors, and Wilmington Trust FSB, as trustee (1)

4.2	Pledge and Security Agreement, dated November 13, 2009, by and among the Company, certain subsidiaries of the Company, as guarantors, and Wilmington Trust FSB, as collateral agent (1)

4.3	Supplemental Indenture, dated November 13, 2009, to the Indenture dated April 3, 2007, between the Company and Wells Fargo Bank National Association, as Trustee (1)

10.1
Exchange Offer Commitment and Support Agreement, dated as of September 4, 2009, by and between the Company and Whippoorwill Associates (incorporated by reference to Exhibit (d)(5) to the Schedule TO-I filed by the Registrant on September 25, 2009)

10.2
Exchange Offer Commitment and Support Agreement, dated as of September 4, 2009, by and between the Company and Highbridge International, LLC (incorporated by reference to Exhibit (d)(6) to the Schedule TO-I filed by the Registrant on September 25, 2009)

10.3
Exchange Offer Commitment and Support Agreement, dated as of September 4, 2009, by and between the Company and Polygon Global Opportunities Master Fund (incorporated by reference to Exhibit (d)(7) to the Schedule TO-I filed by the Registrant on September 25, 2009)

10.4
Memorandum of Understanding dated September 9, 2009 between Atlantic Gateway International (SAC) Ltd. and Ambassadors International, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 15, 2009)

10.5
Commutation Agreement dated September 10, 2009 between Cypress Reinsurance Ltd. and Atlantic Gateway International (SAC) Ltd. and Cypress II Segregated Account (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on September 15, 2009)

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