Form 10-K
period 2009-12-31
AMBASSADORS INTERNATIONAL INC
filed 2010-03-31
CIK 946842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 0-26420
AMBASSADORS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1688605
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2101 4th Avenue Suite 210
Seattle, Washington	98121
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (206) 292-9606
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of June 30, 2009 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3 million based on the closing sale price as reported on the Nasdaq Global Market.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2010
Common Stock, $.01 par value per share	26,517,557
DOCUMENTS INCORPORATED BY REFERENCE
     Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2010 Annual Meeting of Stockholders expected to be filed no later than April 30, 2010.

PART I
Item 1. Business
Overview
     In 2009, Ambassadors International, Inc. (the “Company”) continued to implement its previously announced business strategy of focusing on the international cruise operations of its subsidiary, Windstar Sail Cruises Limited (“Windstar Cruises”). Windstar Cruises maintains a fleet of three internationally-flagged luxury yachts that provide travel and cruise opportunities to explore hidden harbors and secluded coves of treasured destinations with sailings in the Caribbean, Europe, the Americas and the Greek Isles.
     Discontinued Operations
     During the past year, we managed the wind down of operations or disposition of our other business segments and divisions, including our marine business, our reinsurance business, our travel and events business, and the Majestic American Line, the domestic riverboat division of our cruise business.
     During May 2009, we sold the marine business through a stock sale.
     In September 2009, we ceased reinsurance operations by executing an assignment agreement with a third party whereby all re-insurance assets were assigned and the related liabilities were assumed. In addition to the assignment agreement, the Company also entered into a profit sharing agreement with the third party that allows the Company to participate in profit distributions for the transferred programs.
     In April 2009 we sold a significant portion of the travel and events business by completing an asset sale of certain assets related to the housing portion of the business. The buyer also assumed certain liabilities related to such business. We retained the events component of the business and completed all 2009 events and programs as scheduled. In December 2009 we completed the wind down of the residual operations  As of December, 31, 2009 we have ceased operations of this business segment and have no further obligations related to this segment.
     In November 2009, we sold the Queen of the West, one of our vessels in the Majestic America Line.
     As of March 1, 2010, we have four remaining Majestic American Line vessels from an original fleet of seven. The four vessels, moored on the Columbia and Mississippi rivers, are not operating and are currently being marketed for sale or disposal, although there can be no assurances that we will be able to locate qualified buyers or dispose of the vessels in a timely manner The Delta Queen® is currently leased under a barefoot charter agreement under which the lessee is operating a fixed location hotel on the ship in Tennessee. In January 2010, we pledged one of the vessels, Columbia Queen, as collateral with a credit card processer rather than placing additional cash deposits with the institution for the purpose of accepting credit card deposits from our customers for passenger ticket revenues.
     In September 2009 we completed the transition of management of our Windstar vessels from a third-party vendor to in-house management. This transition is expected to result in efficiency gains and lower operating costs.
     Debt Restructuring and Credit Facility
     On November 13, 2009, we completed an exchange offer (the “Exchange Offer”) in which holders of approximately $65.8 million aggregate principal amount of the Company’s 3.75% Convertible Senior Notes due 2027 (the “Convertible Notes”) exchanged their Convertible Notes for approximately $18.0 million aggregate principal amount in newly issued 10% senior secured notes due 2012 (the “Senior Secured Notes”) and approximately 15.2 million shares of the Company’s common stock. Approximately $31.2 million aggregate principal amount of the Convertible Notes remain outstanding.
     On March 23, 2010, we established a term loan and revolving credit facility for working capital purposes (the “Credit Facility”), the terms of which are governed by a Credit and Guaranty Agreement (the “Credit Agreement”), by and among the Company, our subsidiaries (as borrowers and/or guarantors), Whippoorwill Associates, Inc. (and/

or certain funds and accounts managed by it) (“Whippoorwill”), as lenders, and Law Debenture Trust Company of New York, as administrative agent and as collateral agent. The Credit Facility provides for a $5 million revolving credit facility and for a $10 million term loan to be drawn in two tranches, all of which is to be used to fund dry-dock costs for two Windstar vessels as well as working capital and other corporate purposes of the Company and its subsidiaries. On March 23, 2010, the first tranche of the term loan, in the amount of $7.5 million, was funded. Borrowings under the Credit Facility bear interest at a rate of 12 percent per annum, are secured (on a first priority basis) by substantially all the assets of the Company and its subsidiaries, and mature on January 2, 2012. The Credit Facility provides for payment of a 4% annual facility fee to the lenders and customary agent fees.
     Our principal executive offices are located at 2101 4th Avenue Suite 210 Seattle Washington, 98121 and our telephone number is (206) 292-9606.
Business Strategy
     In February 2009, we announced our intention to focus our operations solely on the international cruise line market. We have now either sold or ceased operations for all of our business not related to Windstar Cruises in order to concentrate our efforts on the small luxury ship marketplace. In addition, during 2009, we completed the relocation of our corporate headquarters from Newport Beach, California to Seattle, Washington where the U.S. operational and management personnel of Windstar Cruises are located.
     We believe that the Windstar Cruises operations have the potential to provide long term growth for our shareholders. Our strategy for Windstar Cruises is to become a leader in the luxury small ship cruise segment. A key part of our business strategy will be achieving increased occupancy rates, higher rates on ticket sales, cost savings in the operations of our ships, as well as forming strategic partnership alliances or acquisitions that we believe are complementary to our international cruise business. We believe that by acquiring or developing strong brands in the luxury small ship category, we can become a global provider of vacation experiences to unique and desirable destinations. We intend to continue evaluating and pursuing strategic partners and acquisition opportunities that are complementary to our Windstar Cruises operations.
Business Operations
     For the year ended December 31, 2009, and for purposes of this report, we reported the following business segments:
•	Cruise and

•	Corporate and Other, general corporate assets and liabilities
          Our marine, reinsurance, and travel and events businesses were sold or discontinued during 2009 and are presented as discontinued operations for all periods in the accompanying consolidated financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Information” and Note 17, “Business Segments” in the Notes to the Consolidated Financial Statements listed under Item 8 for financial information concerning our business segments. We continue to market our Majestic America vessels and continue to wind down this division. Due to uncertainties regarding the timing of the sale or disposition of certain vessels, only those vessels for which we have determined a buyer or plan of disposal are classified as assets available for sale in the accompanying consolidated financial statements.
     Cruise Segment
     Windstar Cruises
     We conduct the cruise operations of Windstar Cruises and the wind down of operations of Majestic America Line, within our Ambassadors Cruise Group, LLC (“ACG”) subsidiary.
     In April 2007, we formed Ambassadors International Cruise Group, LLC (“AICG”) as a subsidiary of ACG and purchased Windstar Cruises, a luxury, small ship cruise line consisting of three international-flagged motor-sail yachts: Wind Surf, Wind Spirit and Wind Star. Windstar Cruises’ fleet of luxury yachts explores hidden harbors and secluded coves of the world’s most treasured destinations. Windstar Cruises offers sailings in the Caribbean, Europe, the Americas and the Greek Isles.
     Sailing under the banner “180 Degrees From Ordinary,” Windstar Cruises was created with the vision to offer an alternative to the typical cruise or resort vacation. Windstar Cruises unique concept of sailing has led the cruise industry in the luxury small ship, casual attire and alternative dining arenas.
     Windstar Cruises’ ships are revolutionary in concept and design. Officially designated as motor-sail-yachts, the ships have billowing white sails which are operated from the bridge by computer micro-chips and navigational devices. Each of our ships offers an elegant experience unique to itself and intimate access to the scenic places, historical events and varied cultures of the world. The intimate ships ensure a comfortable, yet refined, cruise experience. Our attention to quality focuses on deluxe comfort and warm, attentive service that makes voyages on our ships a truly unique experience.
     On Windstar, all staterooms have ocean views, luxurious linens, Euro Top mattresses, flat-screen TV, DVD and stereo CD player, iPod® Nano and Bose Soundock® music system, bathrobes, slippers and L’Occitane bath amenities. The ships offer a spa, gaming casino, fitness room, library, outdoor pool and hot tub. The library stocks an array of international newspapers, books and games, and a multi-media selection of more than 500 DVD titles and compact discs available for complimentary use.
     Exceptional cuisine is prepared by Windstar’s expert culinary team, catering to the varied lifestyles of savvy travelers in The Restaurant on all three ships and in Degrees on Wind Surf. Guests enjoy water views, exquisite sunsets and star-filled skies while dining alfresco on 5-star cuisine at poolside grill Candles on all three ships and at the seafood bar Le Marché on Wind Surf. A water-sport platform is available on all ships when the ship is at anchor, and is subject to weather conditions and local restrictions. Complimentary offerings include: water skiing, kayaking, sailing, ski-tubing and windsurfing.
     Windstar’s Signature Collection Host Series offers guests the unique opportunity to cruise with distinguished experts in the culinary arts, wine, photography and writing.
     To provide our customers with a varied travel experience, we contract with local agencies to provide escorted tours and activities at our ports of call. As a convenience to our passengers, we also arrange hotel accommodations as well as air and land transportation to and from our embarkation and disembarkation locations.
The majority of our revenues are derived from individual passenger ticket sales whereby our customers enjoy leisure travel and vacations. We also derive revenues from charter and incentive sales to companies that provide incentive and reward travel to its employees as well as organizations wishing to charter a private sailing.
In the third quarter of 2009 we transitioned the management of deck, engine and hotel operations from a third party management company to our personnel based in Seattle, Washington. As part of the transition, we recruited and hired new employees with the technical and industry knowledge to provide expertise in the business and regulatory oversight of the vessels.
The three ships of the Windstar fleet offer a total of 608 passenger berths. We utilize passenger berths as our measurement of capacity on our ships. Each passenger berth represents a bed that can be sold to customers for overnight accommodations on our cruises.

	Passenger	In-Service
Ship	Berths	Year	Itineraries
• Wind Surf	312	1989	International
• Wind Star	148	1986	International
• Wind Spirit	148	1987	International

Majestic American Line
     The Majestic America Line was a domestic provider of overnight passenger cruises along the inland rivers and coastal waterways of North America. During 2008, we owned or leased seven U.S.-flagged cruise ships under the brand, including the Empress of the North, Queen of the West, Columbia Queen, Contessa, American Queen®, Delta Queen® and Mississippi Queen®.
     During 2008 we operated five of these seven vessels by offering cruises through Alaska’s Inside Passage as well as on the Columbia, Snake, Ohio, Cumberland and Mississippi rivers. In April 2008, we announced our intention to sell the Majestic America Line. The Empress of the North and the American Queen® were surrendered to the United States through the Department of Transportation Maritime Administration (“MARAD”) in August 2008 and November 2008, respectively. In November 2009 we sold the Queen of the West to a third party in a substantially all cash sales transaction.
     In January 2009 DQ Boat, LLC, a wholly owned subsidiary of the Company and owner of the Delta Queen® entered into a Bareboat Charter Agreement with Delta Queen, LLC to lease the Delta Queen® for use as a fixed location boutique hotel, restaurant and bar in Chattanooga, Tennessee.
     The remaining Majestic American Line vessels at December 31, 2009, (Columbia Queen, Contessa, Mississippi Queen® and the Delta Queen)® have been marketed for sale over the last fifteen months but due to current U.S. economic conditions and more stringent access to credit, interested and qualified buyers have been difficult to locate. We will continue our efforts to sell or dispose of the remaining Majestic vessels in 2010, although there can be no assurances that we will be successful in the timely disposition of the vessels or in locating qualified buyers.
Corporate and Other Segment
     Our corporate and other segment includes general corporate assets and liabilities (primarily cash, cash equivalents and long term debt), and other activities that are not directly related to our cruise operating segment.
Competition
     The cruise industry is a highly competitive marketplace with several larger operators providing cruise vacations internationally. We compete in terms of price, itineraries, services and ship types. In addition, cruising is one of several options that people have when selecting a vacation. We face competition from other vacation operators that provide leisure and vacation alternatives including resorts, hotels and packaged tours. We believe that we provide a unique experience that is appealing to our target market, but other alternatives may become more appealing. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us.
Regulation
     Ship Maintenance
     Operation of our internationally flagged ships is subject to regulations established by the International Safety Management Code (“ISM”) that are enforced by the Administration of the flag state and other international class societies. Windstar Cruise vessels are flagged under the Bahamas jurisdiction. Among these regulations is the requirement that the ships be taken out of operation and removed from the water for inspection of the exterior of the hull on a periodic basis, referred to as drydocking, as well as the performance of certain regularly scheduled maintenance service. Our fleet must be drydocked at least twice every five years and therefore are typically drydocked at preplanned times at the beginning or conclusion of a sailing season of the Caribbean or European itineraries.
     Passenger Health, Safety and Security
     We are subject to various international and local laws, regulations and treaties that govern, among other things, safety standards applicable to our ships, health and sanitary standards applicable to our passengers, security standards onboard our ships and at the ship/port interface areas, and financial responsibilities to our passengers.

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
     Various country and local international governments or regulatory agencies have enacted or are considering new environmental regulations or policies that could adversely affect the cruise vacation industry, including new restrictions on the type of fuel that can be utilized in certain international waters. Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to ship discharges, could increase the cost of compliance or otherwise adversely affect the value of our vessels.
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
     We own and operate our Windstar Cruise fleet of three Bahamian registered cruise vessels through foreign corporations that are subsidiaries of AICG which is a wholly owned subsidiary incorporated in the Marshall Islands. As a result of special tax elections, these foreign subsidiary corporations are treated as “branches” of AICG. Therefore, for purposes of the following discussion, AICG and not the subsidiaries will be treated as the owner and operator of the Windstar Cruise fleet.
     Taxation of Cruise Income: In General
     We derive substantially all of our gross income from the operation of the Windstar Cruises vessels in international transportation. This income principally consists of hire for the transportation of passengers, which is referred to herein as “cruise income.”
     Under Section 883 of the Code, we believe we qualify for exemption from U.S. federal tax on our U.S. source cruise income derived from Windstar Cruises operations since for more than half the days of the years 2009 and 2008: (i) Windstar Cruises was organized under the laws of the Republic of the Marshall Islands, a foreign country that grants the requisite equivalent exemption from tax on cruise income earned by U.S. corporations and (ii) Windstar was a “controlled foreign corporation” as defined by Section 957 of the Code (“CFC”) and more than 50% of the stock was owned by a U.S. domestic “C” corporation, namely us.
     Taxation in the Absence of an Exemption under Section 883
     In the absence of an exemption under Section 883, a foreign corporation such as Windstar Cruises would be subject to either the net income and branch profits tax regimes of Section 882 and Section 884 of the Internal Revenue Code (the “net tax regime”) or the four percent of gross income tax regime of Section 887 of the Internal Revenue Code (the “four percent tax regime”).

     We believe we would be subject to the net tax regime in the absence of an exemption under Section 883. Under the net tax regime, U.S. source shipping income, net of applicable deductions, would be subject to a federal corporate income tax of up to 35% and the net after-tax income would be potentially subject to a further branch tax of 30%. In addition, interest paid by the foreign corporations, if any, would generally be subject to a branch interest tax.
Insurance
     We maintain a variety of insurance coverages for the operations of our business, including but not limited to coverage for professional and general liability. We also maintain insurance coverage on our ships, real property and personal property, and as required on leased properties.
     We carry marine liability insurance on our ships through various mutual protection and indemnity associations. Our marine liability insurance arrangements are typical of common marine industry practices and, subject to certain deductibles, provide coverage for losses, other than hull physical damage losses, including casualty damage by the ships and claims by crew members, passengers and other third parties. As a member of mutual protection and indemnity associations, we pay our annual premiums based largely on our risk characteristics and loss experience, and the loss experience of other members. In addition, because such associations and other maritime mutual indemnity associations around the world pool a portion of their loss experience in risk sharing arrangements, these associations also may be affected by the loss experience of other mutual protection and indemnity associations. In addition to this pooling arrangement, these associations have additional independent reinsurance protection.
     Our annual protection and indemnity insurance premium consists of annual mutual premiums. We may be liable for supplemental premiums in excess of the anticipated amount in the event that an association incurs heavy losses or experiences unusual circumstances.
     We also carry a multi-line marine and non-marine package policy that is underwritten by various insurers. This package policy provides hull and machinery coverage that insures against physical loss and damage to the Windstar Cruises ships, subject to various deductibles. The ships are insured for their appraised value. Although we believe the risk of a total loss of our ships is remote, in all likelihood, the replacement costs would significantly exceed these coverage limits. Additionally, this package policy provides coverage against loss of revenue and extra expenses incurred in connection with a marine casualty or other covered interruption in service, subject to various deductibles.
     We believe our insurance coverage is adequate based on our assessment of the risks to be insured, the probabilities of loss and the relative cost of available coverages. However, there can be no assurance that the insurance we maintain will be adequate in the event of a claim, or that such insurance will continue to be available in the future or at reasonable prices.
Environment
     We are subject to federal, state and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we operate. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditure in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to assets owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.
Employees
     As of December 31, 2009, we employed 58 employees of whom 57 were full time employees and 1 was a part time employee. Our U.S. employees are primarily located in Seattle, Washington. We have full-time employees engaged in management, marketing and sales, operations, and administration and finance. None of our U.S. employees are subject to collective bargaining agreements or are represented by a union. Crew members are contracted through third-party manning agencies and are primarily from countries of Northern Europe, the

Philippines and Indonesia. Officers of our fleet are recruited for us by a British manning agency. Deck, engine and hotel crew members are members of certain international unions established by their countries of origin. We believe that our labor relations are good.
Seasonality
     Our business is seasonal. We recognize cruise-related revenues at the completion of the cruise. As a result, a majority of our operating results will be recognized in the third quarter of each fiscal year, which coincides with the cruising season and highest occupancy rates. Our future annual results could be adversely affected if our revenue were to be substantially below seasonal norms during any quarter, particularly the third quarter of any fiscal year.
Available Information
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our website, www.ambassadors.com, as soon as reasonably practicable after they are filed electronically with or furnished to the Securities and Exchange Commission. We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report. The public may also read and copy any materials we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains at http://www.sec.gov an Internet website that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the Securities and Exchange Commission.
Item 1A. Risk Factors
     You should consider carefully the specific risk factors set forth below and other information contained or incorporated by reference in this Annual Report on Form 10-K, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. You should note that the risks described below are not the only risks that we face. The risks listed below are only those risks relating to our operations that we consider to be material. There may be additional risks that we currently consider not to be material or that we are not currently aware of, that could harm our business, financial condition and results of operations and cash flows. As a result, the trading price of our common stock could decline, and investors could lose the money they paid to buy our common stock.
Risks Related to Our Company and Our Industry
The adverse impact of the worldwide economic downturn and the effects of general economic conditions on the demand for cruises could adversely impact our operating results, cash flows and financial condition.
     The demand for cruises is affected by international, national and local economic conditions. The current worldwide economic downturn has had an adverse effect on vacationers’ discretionary spending and consumer confidence, which has resulted in reduced cruise booking, decreased cruise prices and lower onboard revenues for us and for our competitors. We cannot predict the extent or duration of this downturn or the timing or strength of a subsequent economic recovery. However, if the downturn continues for an extended period of time or worsens, we could experience a prolonged period of reduced bookings, depressed cruise prices and reduced onboard revenues. This would adversely impact our operating results, cash flows and financial condition including the impairment of the value of our ships and intangible assets.
Further, adverse changes in the economic climate, such as higher fuel prices, higher interest rates and changes in governmental policies could reduce the discretionary income of our potential cruise passengers or companies scheduling incentive charters. Consequently, this could negatively affect demand for vacations, including cruise vacations, and for corporate incentive travel, all of which are discretionary purchases. In addition, the travel industry is highly susceptible to unforeseen events, such as wars, acts of terrorism, civil disturbances, political instability, governmental activities, deprivation of contract rights and adverse publicity regarding the outbreak of infections on cruises. Demand for our products and services may also be adversely affected by natural occurrences such as hurricanes, earthquakes, epidemics and flooding in regions in which we offer our products and provide our services. Periods of instability or uncertainty surrounding the travel industry may reduce the demand for our products and could adversely affect our business, financial condition and results of operations.
We have significant amount of indebtedness, which could adversely affect our cash flows and business.
     We currently have outstanding $18 million in Senior Secured Notes maturing in January 2012 and $31 million in Convertible Notes maturing in April 2027. The Convertible Notes contain a provision whereby the note holders have the option to require us to repurchase the Convertible Notes at 100% of their principal amount in April 2012 or earlier if certain events occur (including a change in control or a delisting of our common stock on the NASDAQ Global Market, unless our common stock becomes listed or traded on another securities exchange or electronic trading platform). In addition we have a $15 million working capital facility that includes a $10 million term loan and a $5 million revolving line of credit that matures in January 2012.
This outstanding indebtedness could:
•	require us to dedicate the majority of our cash flows from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other growth purposes;

•	increase our vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions;

•	adversely affect our credit rating;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;

•	create competitive disadvantages compared to other companies with less indebtedness; and

•	limit our ability to apply proceeds from an offering of securities or asset sale to purposes other than the repayment of debt.
     Further, while the Senior Secured Notes provide for payment-in-kind interest, if our operating cash flow decreases, we may be unable to service our debt, including the Convertible Notes and Senior Secured Notes, borrowings under the Credit Facility, and any other debt we may incur, without refinancing or restructuring our debt, selling our assets or operations, or raising additional debt or equity capital. If these alternatives are not available in a timely manner or on satisfactory terms or are not permitted under our existing agreements, we may default on our debt obligations. Such a default could result in the acceleration of all or a substantial portion of our debts or have other serious adverse consequences for holders of our debt securities and our common stock.
     Also, substantially all of our long-term indebtedness is scheduled to mature or may need to be repaid during 2012. The borrowings under our new Working Capital Credit Facility will mature on January 2, 2012, and our 10% Senior Secured Notes will mature on January 15, 2012. In addition, the holders of our 3.75% Convertible Senior Notes have the right to require us to repurchase up to 100% of the outstanding Convertible Notes, in cash, at 100% of their principal amount (together with accrued interest), on April 15, 2012. We do not expect that our cash flows from operations will generate sufficient funds to enable us to repay or repurchase this indebtedness when we are required to do so in 2012. Accordingly, our ability to satisfy these obligations will depend upon our ability to refinance this indebtedness or to obtain additional funds through borrowings, sales of debt or equity securities, asset sales or other transactions.
          The Senior Secured Notes and the Credit Facility contain restrictive covenants that may limit our ability to operate our business and creates a risk of default.
          The indenture for the Senior Secured Notes and the Credit Agreement for our Credit Facility contain various restrictive covenants (including a covenant in the Indenture requiring us to maintain a minimum cash balance of $2 million after entering into the working capital facility in March 2010). Our Credit Facility also requires us to comply with certain financial covenants measured by our financial results on an ongoing basis. Any of our future debt agreements may also contain restrictive covenants. These covenants may limit our ability to operate our business and create a risk of default. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.
          As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under the Senior Secured Notes or under the Credit Agreement, and could cause a cross-default under the Convertible Notes and/or our other indebtedness, permitting the holders of any such indebtedness to accelerate such indebtedness. If any of our indebtedness is accelerated, we may not have sufficient funds available to repay such debt.
          The Company may receive deemed dividends from its foreign subsidiaries that could result in taxable income in future years.
          It is possible that the Company will receive one or more deemed dividends in future years as a result of the guarantees by the Company’s foreign subsidiaries of the Company’s obligations under the Senior Secured Notes. Such deemed dividends would constitute taxable income for the Company and could result in a U.S. federal income tax liability for the Company.
Our financial performance is subject to seasonal and quarterly fluctuations which could result in substantial losses for investors purchasing shares of our common stock and could result in securities class action in litigation.
     Our business is seasonal. We recognize cruise-related revenues at the completion of the cruise. As a result, a majority of our operating results will be recognized in the second and third quarters of each fiscal year, which coincides with the cruising season. Our future annual results could be adversely affected if our revenue were to be substantially below seasonal norms during any quarter, particularly the third quarter of any fiscal year. Our operating results may fluctuate as a result of many factors, including:
•	our ability to effectively and efficiently operate our cruise operations;

•	customer cancellation rates;

•	competitive conditions in the industry in which we operate;

•	marketing expenses;

•	extreme weather conditions;

•	the impact of new laws and regulations affecting our business;

•	negative incidents involving cruise ships, including those involving the health and safety of passengers;

•	cruise ship maintenance problems;

•	reduced consumer demand for vacations and cruise vacations;

•	changes in fuel, food, payroll, insurance and security costs;

•	changes in relationships with certain travel providers;

•	changes in vacation industry capacity;

•	other economic factors and other considerations affecting the travel industry; and

•	other factors discussed in this Annual Report on Form 10-K.
     As a result of these and other factors, our operations and financial condition could suffer, which could cause our annual or quarterly operating results to be below the expectations of public market analysts and investors. In such event, the price of our common stock could be adversely affected. In the past, securities class action litigation has often been brought against companies which experienced volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

     If we are unable to effectively compete against our competitors, our financial condition will suffer.
     The cruise industry is highly competitive. We compete with a variety of other companies that provide similar products and services. We operate in the vacation market, and cruising is one of many alternatives for people choosing a vacation. We therefore risk losing business not only to other cruise lines, but also to other vacation operators that provide other leisure options, including hotels, resorts and package holidays and tours. We face significant competition from other cruise lines, both on the basis of cruise pricing and also in terms of the nature of ships and services we offer to cruise passengers.
     We believe the barriers to enter the industry in which we operate are relatively low. Certain of our competitors have substantially greater financial, marketing and sales resources than we do. As a result, there can be no assurance that our present competitors or competitors that elect to enter the marketplace in the future will not exert significant competitive pressures on us. These competitive factors could adversely affect our business, financial condition and results of operations.
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
     Due to the nature of our business, we may be subject to liability claims arising out of accidents or disasters causing injury to our customers, including claims for serious personal injury or death. Although we have never experienced a liability loss for which we did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the insurance carrier will be solvent at the time of any covered loss. There can be no assurance that we will be able to obtain sufficient insurance coverage at acceptable premium levels in the future. Successful assertion against us of one or a series of large uninsured claims, or of one or a series of claims exceeding our insurance, could adversely affect our business, financial condition and results of operations.
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

     Our chief executive officer, Arthur Rodney, became our interim chief executive officer in 2009. Mr. Rodney and the other members of our senior management are all at-will employees who may elect to leave the Company at any time.
International political and other world events affecting safety and security could adversely affect the demand for cruises, which could harm our future sales and profitability.
     Demand for cruises and other vacation options has been, and is expected to continue to be, affected by the public’s attitude towards the safety and security of travel. Events, such as terrorist attacks in the U.S. and the threats of additional attacks in the U.S. and elsewhere, concerns of an outbreak of additional hostilities and national government travel advisories, together with the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse effect on demand and pricing in the travel and vacation industry and may continue to do so in the future. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business.
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
     When we drydock one of our cruise ships as is required for inspection of the exterior of the hull on a periodic basis, we lose the revenue from that ship’s operations for the period it is out of service. We also incur the additional cost of the drydocking. Also, our cruise ships from time to time experience mechanical problems or extended or extraordinary maintenance. Mechanical faults or extended maintenance may result in delays or cancellation of cruises or necessitate unscheduled drydocks and repairs. For example, in November 2007 our Wind Star was placed into a scheduled drydock that required more repairs than originally anticipated. Our Wind Spirit experienced an oil leak due to a broken seal in the controllable pitch propeller in December 2007, which caused us to cancel one sailing. These types of events together with any related adverse publicity, could adversely affect our financial results.
Unavailability of ports of call may adversely affect our profits by reducing our sales of cruise vacations.
     We believe that port destinations are a major reason why passengers choose to go on a particular cruise or on a cruise vacation. The availability of ports is affected by a number of factors, including, but not limited to, existing capacity constraints, security concerns, adverse weather conditions and natural disasters, financial limitations on port development, local government regulations and local community concerns about port development and other adverse impacts on their communities. Any limitations on the availability of our ports of call could adversely affect our results of operations by reducing our sales of cruise vacations.

Unexpected and adverse changes in the foreign countries in which we operate could result in business disruptions, increased costs and potential losses.
     We offer cruise itineraries with destinations in Costa Rica, Greece, Spain, Portugal, Turkey, Italy, France, British Virgin Islands, Barbados, French West Indies, Grenada and other foreign ports of call. We anticipate that our foreign destinations will change and expand over time. Operating in the international marketplace exposes us to a number of risks including:
•	abrupt changes in foreign government policies and regulations;

•	embargoes;

•	trade restrictions;

•	tax treatment;

•	U.S. government policies relating to foreign operations; and

•	international hostilities.
     We also face significant risks due to civil strife, acts of war, terrorism and insurrection. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions, we may experience business disruptions which could significantly reduce our revenues and results of operations.
     Our international operations expose us to foreign currency fluctuations that could increase our U.S. dollar costs.
     Local purchases from international ports of call and other suppliers are typically denominated in currencies other than the US dollar. This results in additional risk of fluctuating currency values and exchange rates. Changes in the value of foreign currencies could increase our U.S. dollar costs for products and services. Any increased costs as a result of foreign currency fluctuations could adversely affect our results of operations and cash flows.
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
We may be required to record impairments on our long-lived and intangible assets which could have an adverse material impact on our financial condition and results of operations.
During 2009 we recorded total impairment charges of $51.3 million related to our vessels and the Windstar Cruises trade name. We continuously assess the value of our long lived and intangible assets. There can be no assurances that there will not be an additional impairment with respect to the value of such assets in the future. If these assets become further impaired, the amount of such impairment will be expensed in the period in which such impairment is recognized. This could have a material adverse impact on our financial condition and results of operations.

Environmental, health and safety, financial responsibility, tax and maritime legislation and other laws and regulations could adversely affect us by restricting our operations and increasing our operating costs.
     As described in Item 1, “Business — Regulation”, we are subject to numerous laws and regulations covering various aspects of our businesses. Compliance with those or future laws and regulations could be costly and could restrict our operations, and failure to comply with any such laws could result in penalties or otherwise adversely affect us.
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
     A failure to operate in accordance with international maritime security regulations or an approved security plan may result in the imposition of a fine or control and compliance measures, including the suspension or revocation of the security plan, thereby making the ship or facility ineligible to operate. We are also required to audit these security plans on an annual basis and, if necessary, submit amendments to our security plans for their review and approval. Failure to timely submit the necessary amendments may lead to the imposition of the fines and control and compliance measures mentioned above.
In addition, many aspects of our operations are subject to environmental regulations. Various country and local international governments or regulatory agencies have enacted or are considering new environmental regulations or policies that could adversely affect the cruise vacation industry, including new restrictions on the type of fuel that can be utilized in certain international waters. Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to ship discharges, could increase the cost of compliance or otherwise adversely affect the value of our vessels, resulting in adverse affects on our business and financial condition. We continue to evaluate ongoing environmental regulation developments at the international, federal and state levels and assess the potential associated impacts on our business and operations.
We may be subject to significantly higher U.S. income taxes if we do not qualify for exemption from tax or for deferral of tax under U.S. tax laws in respect to our cruise income.
     Changes under the Code may adversely affect the U.S. federal income taxation of our U.S. source shipping income derived from Windstar Cruises. In addition, changes in other countries’ or states’ income or other tax laws, regulations or treaties could also adversely affect our net income.
     We believe that substantially all of the U.S. source shipping income of Windstar Cruises qualifies for exemption under Section 883 of the Code. We further believe that substantially all of the income derived from international operations qualifies for deferral from tax, until repatriated by dividend or otherwise, back to the United States under the “controlled foreign corporation” (“CFC”) regime of the Code.
     However, if as a result of changes in the law, we do not qualify for exemption from tax under Section 883, or qualify for deferral of tax under the CFC regime, in respect to our cruise income, we would have significantly higher U.S. income tax expenses. In addition, changes in the income or other tax laws affecting our industry elsewhere in the world could result in higher income and/or other taxes, such as value added taxes, being levied on our cruise operations, thus resulting in lower net income.
     For additional information see “Taxation” under Part I, Item 1. Business.

Additional Risks Related to Our Stock
If we are unable to meet listing requirements of The NASDAQ Global Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline.
          Our common stock is listed on the NASDAQ Global Market. On November 12, 2009, the Company received a Nasdaq Staff Deficiency Letter indicating that the Company no longer meets the minimum bid price requirement for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1). The letter gave the Company notice that the bid price of its common shares has closed under $1.00 for the last 30 consecutive business days. The notification did not result in the immediate delisting of the Company’s common shares from the NASDAQ Global Market. The Company has until May 11, 2010 to regain compliance with the minimum closing bid price requirement. To regain compliance, the closing bid price of the Company’s common shares must meet or exceed $1.00 per share for at least ten consecutive business days.
     The Company is considering actions that it may take in response to this notification in order to regain compliance with continued listing requirements. For example, in order to regain compliance with Nasdaq’s minimum bid price requirement, the Company may implement a 1-for-3 or a 1-for-4 reverse stock split as approved by its stockholders at the Company’s 2009 annual meeting. The Company may also seek stockholder approval of a reverse stock split at a different ratio than the 1-for-3 of 1-for-4 ratios approved at the Company’s 2010 annual meeting. Alternatively, the Company may apply to transfer the listing of its common shares to the NASDAQ Capital Market if it satisfies all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement. If such application to the NASDAQ Capital Market is approved, then the Company may be eligible for an additional 180 day period to regain compliance with the minimum bid price requirement. If the Company does not regain compliance by May 11, 2010, Nasdaq will provide written notification to the Company that the Company’s common shares will be delisted. At that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq Hearings Panel. If our common stock is not eligible for quotation on another exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as Pink Quote (formerly known as the Pink Sheets) or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, if our common stock ceases to be listed on the NASDAQ Global Market and is not listed on an established national securities exchange or automated over-the-counter trading market in the United States, the holders of our Convertible Notes will have the right to require us to repurchase such notes for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest.
     Provisions of the Senior Secured Notes and the Credit Facility could discourage an acquisition of us by a third party.
     The provisions of the Convertible Notes, the Senior Secured Notes and the Credit Facility regarding redemption, repurchase or mandatory prepayment could make it more expensive or more difficult for a third party to acquire us due to the requirements to repurchase or repay such indebtedness in cash at par value upon a change of control or a sale of all or substantially all of our assets (or our entry into an agreement for such a sale).
     Certain significant stockholders have designated directors who are members of our Board of Directors. As a result, these stockholders may exercise significant influence over the Company and their interests may conflict with the interests of other stockholders.
     As a result of the Exchange Offer, Whippoorwill Associates, Inc. (as agent for its discretionary accounts), and Polygon Investments Inc. which are unaffiliated with each other, are significant stockholders of the Company and each have a director designee on our Board of Directors, which consists of five total members. In connection with the Exchange Offer, another significant stockholder, Highbridge Investments, Inc., previously designated a director who subsequently resigned from our Board. Whippoorwill, Polygon and Highbridge are also significant creditors of the Company through their holdings of Senior Secured Notes and, in the case of Whippoorwill, its status as lender under the Credit Facility. As a result, such stockholders may exercise significant influence over corporate policy and decisions with respect to fundamental corporate transactions and, due to, among other things, their position as both equity holders and creditors of the Company, their interests may conflict with the interests of other stockholders. For example, the directors designated by Whippoorwill or Polygon may exert influence over significant corporate transactions such as asset sales, debt restructuring transactions or issuances of additional capital stock. In addition, in matters requiring or otherwise involving a vote of stockholders, each of such holders will have the ability to vote a significant percentage of our Common Stock for or against any proposal.

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
     We have added restrictions to our certificate of incorporation limiting the transferability of our common stock or control to non-U.S. citizens. We believe that such limitations may have the effect of decreasing the liquidity of our common stock, thereby making it more difficult for investors to dispose of their shares in an orderly manner. We may also add legends to our stock certificates to indicate the citizenship of our stockholders to facilitate our ability to monitor and control our U.S. citizenship. Such provisions and the level of ownership by insiders and our largest stockholders, we believe, may deter a change in control and limit non-U.S. citizens’, including corporations’ and individuals’, purchases of our common stock.
Future sales of shares of our common stock could cause our stock price to decline.
     We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 1, 2010, we had outstanding 26,517,557 shares of common stock. A substantial number of these shares are eligible or registered for public resale. Sales of these underlying shares of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.
The market price for our common stock has experienced significant price and volume volatility and may continue to experience significant volatility in the future. This volatility may impair our ability to finance strategic transactions with our stock and otherwise harm our business
     The closing price of our common stock fluctuated from a high of $1.49 per share to a low of $0.26 per share during the year ended December 31, 2009. On March 25, 2010 our closing stock price was $0.52. Our stock price is may continue to experience significant volatility in the future. The significant declines in our stock price may interfere with our ability to raise additional funds through equity financing or to finance strategic transactions with our stock. We have historically used equity incentive compensation as part of our overall compensation arrangements. The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price. In addition, there may be increased risk of securities litigation following periods of fluctuations or decline in our stock price. These and other consequences of volatility in our stock price could have the effect of diverting management’s attention and could materially harm our business, and could be exacerbated by the current worldwide financial crisis.
Item 1B. Unresolved Staff Comments
     Not applicable.

Item 2. Properties
     Our principal executive offices occupy approximately 11,275 square feet in Seattle, Washington pursuant to a lease dated April 26, 2005, as amended, which expires in August 2013. In June 2009, we completed the relocation of our corporate offices from Newport Beach, California to Seattle, Washington.
     We believe that our existing facilities are sufficient to meet our present needs and anticipated needs for the foreseeable future. However, additional facilities may be required in connection with any future business acquisitions we may undertake.
     Information about our cruise ships, including their size and primary areas of operation may be found within Item 1, “Business — Business Operations”.

Item 3.	Legal Proceedings
     The United States Maritime Administration (“MARAD”) filed a claim in the amount of $300,000 against us in the US District court of Oregon seeking settlement of one month’s payment under a charter agreement related to the Empress of the North®, prior to the vessel’s return in 2008, and a claim for amounts paid to third parties, if any, that may qualify under federal debt priority statutes. We filed a counter claim against MARAD which seeks repayment from MARAD for inventory on the ship at the time of the return and insurance proceeds related to reimbursement for repairs to the ship funded by us. In January 2010, we received a proposed settlement offer from the U.S. Department of Justice and in January 2010, our Board of Directors approved the settlement offer. The terms of the settlement require us to make the payment under the charter agreement of $300,000 and accept a final payment from the U.S. government of $50,000, representing reimbursement to us for costs we previously incurred. We will dismiss our claim to receive any insurance proceeds previously retained by the U.S. government. The final settlement agreement and payments are expected to be completed during the second quarter of 2010.
     MARAD has also filed a judgment against the Company for the collection of $1.2 million in connection with the acquisition of the American Queen® as discussed in Note 11. Trial date in this case is scheduled during the second quarter of 2010. The Company intends to vigorously defend itself against this claim.

Item 4.	Reserved
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Market and Other Information
     Our common stock is traded and prices are quoted on the NASDAQ Global Market under the symbol “AMIE.” As of March 12, 2010, there were 42 holders of record of our common stock not including beneficial owners holding shares through nominee or street name.
     The following table sets forth the high and low sales prices of a share of our common stock as quoted on the NASDAQ Global Market for the periods indicated:

	High	Low
2009:
Quarter ended March 31, 2009	$1.05	$0.36
Quarter ended June 30, 2009	1.49	0.27
Quarter ended September 30, 2009	0.90	0.29
Quarter ended December 31, 2009	1.00	0.26
2008:
Quarter ended March 31, 2008	$13.77	$7.10
Quarter ended June 30, 2008	7.76	3.76
Quarter ended September 30, 2008	4.64	1.78
Quarter ended December 31, 2008	2.10	0.65
     The Company did not declare or pay any dividends on its common stock during the years ended December 31, 2009 and 2008. The payment of dividends is prohibited by our debt instruments.

Securities Authorized for Issuance under Equity Compensation Plans

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to Be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights (1)	Warrants and Rights	Column (2)
Equity compensation plans approved by security holders	7,000	$14.89	778,961
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	7,000	$14.89	778,961

(1)	Represents outstanding options and restricted stock to be issued upon exercise and/or vesting under our Amended and Restated 1995 Equity Participation Plan and our 2005 Incentive Award Plan.

(2)	Represents securities remaining available for issuance under our Amended and Restated 1995 Equity Participation Plan and our 2005 Incentive Award Plan.
Recent Sales of Unregistered Securities
     On November 13, 2009, we completed the Exchange Offer, in which holders of approximately $65.8 million aggregate principal amount of our Convertible Notes exchanged their Convertible Notes for approximately $18.0 million aggregate principal amount in our newly issued Senior Secured Notes maturing January 2012 and approximately 15.2 million shares of our common stock.
Transfer Agent and Registrar
     BNY Mellon Shareowner Services serves as transfer agent and registrar of our common stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     Not applicable.

Item 6.	Selected Financial Data
     Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(The following discussion reflects the retroactive application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20-25, Debt with Conversion Options, the reclassification of certain businesses of the Company as discontinued operations in accordance with FASB ASC 205-20, Presentation of Financial Statements — Discontinued Operations, and the reclassification of the 2008 loss on disposal on two vessels from Other income (expense) to Operating loss from continuing operations.)
Overview
     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this annual report. During 2009, the Company operated in the following business segments: cruise, which includes the operations of Windstar Cruises and Majestic American Line, and corporate and other, which consists of general corporate assets and liabilities.
     Cruise Operations - Our current cruise operations include the Windstar Cruise vessels which are international-flagged ships that sail to destinations in the Caribbean, Europe, the Americas and the Greek Isles. Windstar Cruises operates three sailing yachts including Wind Surf, Wind Spirit and Wind Star known for their ability to visit the hidden harbors and secluded coves of the world’s most treasured destinations. The luxurious ships of Windstar sail to nearly 50 nations, calling at approximately 100 ports throughout Europe, the Caribbean and the Americas.
During 2009 and continuing in 2010, we are focused on improving our Windstar Cruises business performance and have identified several major areas for improvement as follows:
•	increase our sales and marketing efficiencies to drive more sales, which will enable us to scale our campaigns to a level appropriate for a company of our size; and

•	reduce operational costs by continuing to renegotiate key vendor contracts that will allow for significant direct cost savings, efficiency gain and product improvements.

•	In September 2009 we completed the transition of our vessel management from a third-party vendor to in-house management. This transition is expected to result in efficiency gains and lower operating costs.
     Majestic America Line- In April 2008, we announced plans to sell and cease operating the Majestic America Line, our U.S. flagged cruise ships that sailed along the inland rivers and coastal waterways of North America at the conclusion of the 2008 sailing season. The vessels are currently in lay up status and did not operate in 2009 as we plan to exit the business in an orderly fashion. We sold one of the vessels, Queen of the West, in November 2009. As of December 31, 2009 we have four remaining vessels of Majestic American Line that we will continue marketing and disposition activities in 2010, although there can be no assurances that we will be successful in the disposition of the vessels or in locating qualified buyers in a timely fashion.
     Travel & Events- In April 2009 we sold a significant portion of the travel and events business whereby we completed an asset sale of certain assets related to the housing portion of the business. The buyer also assumed certain liabilities related to housing. We retained the events component of the business and completed all 2009 programs as scheduled. As of December 31, 2009, we have completed all programs and exited the events business in an efficient and orderly fashion.

     Marine- In May 2009 we sold Marine Group to a company formed by our former chief executive officer through a stock sale for $5 million in cash proceeds. These proceeds were used to fund current operations.
     Re-insurance- In September 2009 we executed an assignment agreement with a third party whereby all re-insurance assets were assigned and the related liabilities were assumed by the third party. The Company recorded a $1.8 million loss on the disposition of the re-insurance business. Because the Company no longer had an obligation for potential claims under the re-insurance programs and certain programs were concluded during 2009, letters of credit used to collateralize former re-insurance obligations were cancelled, releasing cash of $5.9 million. The Company used the cash to fund current operations. In addition to the assignment agreement, the Company also entered into a profit sharing agreement with the third party that allows the Company to participate in up to 50% of net profit distributions minus losses and expenses as the remaining programs wind down. Although there is a potential for additional cash distributions over the next several years, the profit distributions are contingent on the underlying insurance program performance and release of the profits are subject to regulatory approval.
     The operations of the Marine Group, Cypress Re, and Travel and Events are shown as discontinued operations in the accompanying consolidated financial statements. The assets and liabilities of Cypress Re, Travel and Events and the Marine Group at December 31, 2008 were classified as “held for sale”.
Exchange Offer and Credit Facility
     In September 2009, we launched an exchange offer (the “Exchange Offer”) to exchange each $1,000 principal amount of our outstanding 3.75% Convertible Notes due 2027 (the “Convertible Notes”) for: (i) 230.3766 shares of the Company’s common stock, par value $0.01 per share, and (ii) 273.1959 principal amount of 10% Senior Secured Notes, due 2012, including guarantees from the Company’s subsidiaries, (the “Senior Notes”). Interest on the Senior Notes can be payable in kind or in cash, at the Company’s option.
     On November 13, 2009, we consummated the Exchange Offer. Approximately $65.8 million aggregate principal amount of the Convertible Notes were validly tendered and accepted. In exchange for the tendered Convertible Notes, we issued approximately $18.0 million aggregate principal amount of Senior Notes and approximately 15.2 million shares of our common stock. Approximately $31.2 million aggregate principal amount of the Convertible Notes remain outstanding. Our stockholders approved the issuance of the shares of common stock in the Exchange Offer at a special stockholder meeting held on November 12, 2009.
     In March 2010, we entered into a $15.0 million credit facility which is composed of a $10.0 million term loan facility and a $5.0 million revolving line of credit. In connection with the establishment of the new credit facility, we paid fees of $0.6 million. Borrowings under the facility bears interest at 12%, are secured on a first priority basis by substantially all of our assets and mature on January 2, 2012. The credit facility requires an annual commitment fee equal to 4% of each of the term loan and the outstanding revolving credit commitment.
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
     Our businesses are seasonal. Historically, we have recognized the majority of our operating results in the first and second quarters of each fiscal year. As a result of our business strategy to focus only on the international cruise operations, the majority of our operating results are recognized in the third quarter of each fiscal year, which coincides with our cruising season. Our annual results would be adversely affected if our revenue were to be substantially below seasonal norms during any quarter, particularly the third quarter of any year.

     The following is a list of the accounting policies that we believe require the most significant judgments and estimates, and that could potentially result in materially different results under different assumptions or conditions.
Property, Vessels and Equipment
     Property, vessels and equipment are stated at cost, net of accumulated depreciation. We expense the cost of maintenance and repairs that do not improve or extend the lives of the respective assets when incurred. Major additions and betterments are capitalized. Our ships are capitalized and depreciated using the straight-line method over the expected useful life ranging up to 30 years, net of a residual value that generally is approximately 15%. Ship replacement parts are capitalized and depreciated upon being placed in service. Office equipment is capitalized and depreciated using the straight-line method over the expected useful life of the equipment, ranging up to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the expected useful life of the improvement or the term of the related lease.
We perform reviews for the impairment of property, vessels and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment reviews of our vessels require us to make significant estimates and assumptions to determine the fair value of these assets. One input in our fair value review is comparable ship sale prices and other comparable ship values in inactive markets. We also use discounted future cash flow analysis to estimate fair value. Discounted cash flow analysis requires significant judgments related to forecasting future operating results, including net revenue yields, net cruise costs including fuel prices, capacity increases, terminal values, cruise itineraries, consumer demand, and competition, among others. In addition, third party appraisers are sometimes used to assist in the determination of fair values of vessels. Third party appraisers and their valuation methodologies are also subject to uncertainties similar to those discussed above. We performed a review of our property, vessels and equipment during 2009 and recorded impairments to the carrying values of these assets.
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
Goodwill and Intangible Assets
     Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We evaluate recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and our strategic focus. Objective factors include observable inputs such as third party appraisals and our estimates of projected future earnings and cash flows. We use a discounted cash flow model to estimate the fair market value of each of our reporting units and other observable inputs when we test goodwill for impairment. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. We established reporting units based on our current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to reporting units to the extent it related to each reporting unit. Intangible assets with finite lives are tested for impairment using an undiscounted cash flow model and other valuation techniques such as the income approach.
     In addition, in determining our trade name fair value we also use discounted future cash flow analysis, which requires significant judgments and estimates. Specifically, determining the estimated amount of royalties avoided by our ownership of the trademark is based on forecasted cruise revenues and estimated royalty rates based on comparable royalty agreements used in similar industries.
Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, the service fee is fixed or determinable, collectability is reasonably assured and delivery has occurred.

Passenger Ticket Revenue and Onboard and Other Cruise Revenues
     We record passenger ticket revenue net of applicable discounts and recognize passenger ticket revenue and related costs of revenue when the cruise is completed. We generally receive from our customers a partially refundable deposit within one week of booking a tour, with the balance typically remitted 90 days prior to the departure date. If customers cancel their trip, the nonrefundable portion of their deposit is recognized as revenue on the date of cancellation. Passenger revenue representing travel insurance purchased at the time of reservation is recognized upon the completion of the cruise or passenger cancellation, whichever is earlier and our obligation has been met. Onboard and other cruise revenue consisting of beverage and souvenir sales and optional shore excursions are deferred and recognized as revenue when the cruise is completed.
     We recognize revenue from hotel reservation, registration and related travel services when the convention operates. Revenue from the sale of merchandise is recognized when the merchandise is shipped, the service has been provided or when the redemption periods have expired. We defer revenue from prepaid, certificate-based merchandise incentive programs until our obligations are fulfilled. These revenues have been reported on a net basis, reflecting the net effect of gross billings to the client less any direct program or merchandise costs. As of December 31, 2009, we have completed all obligations related to the Travel and Events programs and have recognized all revenues. We will not engage in this business in periods subsequent to 2009.
Income Taxes
     As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the countries and other jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from the differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, or increase this allowance in a period, it may result in an expense within the tax provision in the statement of operations. Conversely, to the extent we determine that a valuation allowance is no longer necessary, it may result in a benefit within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have provided a full valuation allowance on deferred tax assets because of our uncertainty regarding their realizability. If we determine that it is more likely than not that the deferred tax assets, or a portion thereof, would be realized, the valuation allowance would be reversed. In order to realize our deferred tax assets, we must be able to generate sufficient taxable income. At December 31, 2009 and December 31, 2008, the net deferred domestic tax asset is subject to a 100% valuation allowance.
Share Based Compensation
     We have certain share-based employee compensation plans, which are more fully described in Note 13, “Stock Plans.” The Company uses the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. Expected volatility is based on historical volatilities. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term is calculated based on historical experience and represents the time period options actually remain outstanding. The Company estimated forfeitures based on historical pre-vesting forfeitures and will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.
Fair Value of Financial Instruments
     The estimated fair values of the financial instruments as of December 31, 2009 and 2008 are as follows (in thousands):

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$2,576	$2,576	$10,105	$10,105
Restricted cash	11,270	11,270	16,625	16,625
Debt	50,719	40,691	87,627	27,309

Results of Operations
The following table reflects certain income and expense items as a percentage of revenue:

	2009	2008
Revenues	100.0%	100.0%

Costs and operating expenses:
Cruise operating expenses	86.6	81.1
Selling and tour promotion	12.8	8.0
General and administrative	11.0	12.5
Depreciation and amortization	16.1	8.6
Impairment charge	83.7	—
Business interruption insurance claim	(1.9)	—
Loss on disposal / impairment of vessels	—	4.6

	208.3	114.8

Operating loss from continuing operations	(108.3)	(14.8)

Other income (expense), net, including gain on debt restructure	38.2	(1.3)

Loss from continuing operations before income taxes	(70.1)	(16.1)
Provision for income taxes	0.2	—

Net loss from continuing operations	(70.3)	(16.1)
Net loss from discontinued operations	(14.0)	(8.7)

Net loss	(84.3)	(24.8)

Business Segment Information
     We report the following business segments: (i) cruise and (ii) corporate and other, which consists of general corporate assets and liabilities (primarily cash, cash equivalents and long term debt), and other activities which are not directly related to our cruise operating segment. We reported our Marine Group and our Travel and Events as business segments in 2008 and included our reinsurance business Cypress Re, within the corporate segment. The operations of the Marine Group, Travel and Events and Cypress Re are shown as discontinued operations in the accompanying consolidated financial statements. ASC 205-20, Presentation of Financial Statements-Discontinued Operations, provides that if a discontinued operation had been a reportable segment, we are not required to disclose information about the discontinued segment as required by FASB ASC 280, Segment Reporting. Accordingly, our segment reporting has been updated to exclude the Marine Group, Travel and Events and Cypress Re.

Selected financial information related to these segments is as follows (in thousands):

		Corporate
	Cruise	and Other	Total
2009
Revenues	$61,277	$—	$61,277
Operating income (loss) from continuing operations	(62,645)	(3,727)	(66,372)
Depreciation and amortization expense	(9,592)	(248)	(9,840)
Impairment Charge	(51,275)	—	(51,275)
Interest and dividend income	2	41	43
Interest expense	—	(5,927)	(5,927)
Gain on debt restructure	—	29,548	29,548
Provision for income taxes		83	83

Capital expenditures for property, vessels, equipment	223	—	223
Intangible asset	5,500	—	5,500
Total assets excluding assets of discontinued segments	90,966	775	91,741

2008
Revenues	$153,660	$—	$153,660
Operating income (loss) from continuing operations (as restated)	(19,136)	(3,559)	(22,695)
Depreciation and amortization expense	(12,934)	(249)	(13,183)

Interest and dividend income	39	557	596
Interest expense	(1,759)	(6,509)	(8,268)
Provision for income taxes	18	35	53

Capital expenditures for property, vessels, equipment and intangible assets	(2,689)	(15)	(2,704)

Intangible asset	7,282	—	7,282
Total assets excluding assets of discontinued segments	155,132	15,710	170,842

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
Selected Windstar operational statistical information is as follows:

	Year
	Ended December31,
	2009	2008
Passengers Carried	24,074	25,087
Occupancy Percentage	80.8%	83.2%
Passenger Cruise Days	171,970	180,738
APCD	212,800	217,168

Results for the Year Ended December 31, 2009 Compared to Results for the Year Ended December 31, 2008
   Revenue
Total revenue from continuing operations in 2009 was $61.3 million, compared to $153.7 million in 2008, a decrease of $92.4 million. The decrease in revenue is primarily related to Majestic America Line which did not operate in 2009 and which generated $73.5 million in revenues during 2008. Our Windstar Cruises passenger revenue decreased $14 million or (23%) from $61.3 million in 2008 to $47.2 million in 2009. Onboard revenues decreased $4.8 million or (25.7%) from $18.9 million in 2008 to $14.0 million in 2009. The reduction in Windstar Cruises passenger ticket revenues are primarily due to lower ticket prices and occupancy rates caused by current economic conditions and overall reduction in consumer discretionary spending.
   Cruise Operating Expenses
     Cruise operating expenses represent direct costs incurred with owning and operating our cruise ships. Cruise operating expenses decreased $71.5 million (57%) from $124.6 million in 2008 to $53.1 million in 2009. This reduction in overall expenditures is due to Majestic America Line vessels not operating in 2009. Cruise operating expenses for Windstar Cruises decreased $9.2 million or (15%) to $52.3 million in 2009 from $61.5 million in 2008. This reduction is attributable to lower fuel costs during 2009 and the transition of vessel management from a third party management company to in house personnel during the third quarter of 2009.
Selling and Tour Promotion
     Selling and tour promotion expenses totaled $7.9 million in 2009, compared to $12.3 million in 2008. The decrease is primarily due to the absence of promotion and marketing expenses for the Majestic America Line in 2009. Selling and tour promotion expenses related to Windstar Cruises increased $0.9 million in 2009 to $7.9 million in 2009 from $7.0 million in 2008. The increase in costs in 2009 is attributable to operational efforts targeted at increasing occupancy during the economic down turn.
General and Administrative Expenses
     General and administrative expenses decreased $12.5 million from $19.2 million in 2008 to $6.8 million in 2009 or (64.8%). As a percentage of total revenue, general and administrative expenses decreased to 11% in 2009 from 13% in 2008. The decrease is primarily due to the reduction in the number of operating divisions and the consolidation of the corporate headquarters during 2009.
     Insurance Settlement
     During 2009, we reached a settlement with an insurance company and received a $1.2 million business interruption claim associated with 2007 sailing incidents involving the Empress of the North and the Queen of the West of the Majestic American Line. There were no similar transactions for the year ended December 31, 2008. The insurance proceeds are reflected as a reduction in operating expenses from continuing operations in 2009.
     Impairment charges
During 2009 we recorded non-cash impairment charges of $51.3 million. There were no comparable charges recorded in continuing operations during the year ended December 31, 2008. The 2009 charges are as follows: $27.7 million related to the three vessels of the Windstar Cruise fleet; $21.8 million related to Majestic America Line vessels and $1.8 million related to the Windstar Cruise trade name. Our impairment analysis of the long-lived vessel assets included observable and unobservable inputs to estimate the fair value under the market approach and income approach valuation techniques. The market approach to estimate the fair value of the assets was based on observable inputs, including third party appraisal reports, sales of other vessels and estimated replacement value. The Company’s income approach to estimate the fair value of the assets included a discounted cash flow model based on unobservable inputs and a range of future probabilities, including fluctuations in operating costs.

     Depreciation and Amortization
     Depreciation and amortization expense was $9.8 million in 2009 compared to $13.2 million recorded in 2008. The decrease is related to the disposition to MARAD of two Majestic American Line vessels in the later half of 2008 as well as the reduction in carrying value of certain Majestic America Line vessels during 2009.
   Operating loss from continuing operations
     We reported an operating loss from continuing operations of $66.4 million in 2009 compared to an operating loss from continuing operations of $22.7 million in 2008 or an increase in operating losses of $43.7 million year over year. The primary driver of the current year operating loss is the non cash impairment charges of $51.3 million described above. Operating loss from the cruise segment in 2008 includes a $7.0 million net loss on the disposal of two Majestic American Line vessels upon the return of the vessels to MARAD.
Other changes in operating losses from 2008 to 2009 are the result of events described above.
   Other Income (Expense)
     In 2009 we recorded other income (expense) of $23.4 million compared to ($2.1) million in 2008. In November 2009, we completed the Exchange Offer for $65.8 million aggregate principal amount of Convertible Notes which were validly tendered and accepted. In exchange for the tendered Convertible Notes, we issued approximately $18.0 million aggregate principal amount of Senior Notes and 15.2 million shares of our common stock. The difference between the carrying value of the Convertible Notes plus accrued interest at the time of the exchange and the Senior Notes, including future interest costs, the value of the common shares issued and less third party direct costs of the transaction, resulted in a gain on debt restructure of $29.5 million during 2009. No similar transaction occurred in 2008.
     Other expense during 2009 and 2008 includes $5.9 million and $8.3 million, respectively of interest expense related to our Convertible Notes. The reduction of interest expense in 2009 reflects the Exchange Offer, including the reduction in interest due for the interest period from April 16, 2009 to completion of the Exchange Offer.
     Other income in 2008 consisted primarily of $1.1 million in legal settlement related to the grounding of the Empress of the North in March 2006; $2.6 million in settlement of the dispute related to the purchase of Windstar Cruises and $0.8 million in insurance proceeds related to the Empress of the North and Queen of the West ship incidents in 2007 and 2006. No such legal settlements occurred in 2009.
   Income Taxes
     We recorded income tax expense of $83,000 and $53,000, respectively for the years ended December 31, 2009 and 2008, attributable to continuing operations. We recorded a full valuation allowance on our domestic deferred tax assets as of December 31, 2009 and 2008. A significant factor in determining the requirement for the valuation allowance was our cumulative three-year historical loss. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from utilizing any available loss carry-forwards in the future. The Exchange Offer constituted a change of control in ownership as defined by Section 382(g) of the Internal Revenue Code of 1986, as amended. The ownership change has and will continue to subject our net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset taxable income in periods following the ownership change.
Loss from continuing operations
Loss from continuing operations was $43.1 million in 2009 compared to $24.8 million in 2008 or an increase of $18.3 million. This increase is primarily attributable to the non cash impairment charge of $51.3 million, offset by the non cash gain on debt restructure of $29.5 million.

Loss from discontinued operations
Loss from discontinued operations was $13.4 million during 2009 compared to a loss of $14.4 million in 2008. The loss in 2009 is attributable primarily to losses incurred in the disposition of the Marine Group, Travel and Events and Cypress Re whereby the carrying value of the net assets sold or assigned were greater than the sales proceeds. The loss in 2008 relates to the operating losses associated with the Marine Group which was attributable to an impairment and reduction in revenues and the operating losses of Cypress Re, offset by $1.7 million in income from Travel and Events
Net Loss
Net loss was $51.6 million in 2009 compared to $38.2 million in 2008 as a result of changes described above.
Liquidity and Capital Resources
     Due to the global downturn in the economy and other factors, we have restructured our long term indebtedness, restructured our operations, and obtained additional sources of financing. The downturn in the economy and these restructuring activities have resulted in cash outflows from operating activities of $16.3 million in 2009 and $18.6 million in 2008.
     We have been successful in obtaining the $15 million Credit Facility to provide funding for drydock costs for two Windstar vessels as well as working capital and other corporate purposes. Additionally, in 2009, we restructured a significant portion of the Convertible Notes in the Exchange Offer. In addition to reducing outstanding indebtedness and obtaining the Credit Facility, we have restructured our core business activities so as to allow us to dedicate liquidity resources to the operations and growth of Windstar Cruises.
     In 2010, as in other years, we will incur capital expenditures and costs for improvements required in the maintenance of our ships. In 2010, planned capital expenditures and drydock projects are expected to be approximately $7.0 million for our vessels. We have a scheduled drydock in April 2010 for the Wind Sprit where we expect to incur $4.5 million in refurbishments. We also have a scheduled drydock project for the Wind Star in November 2010 where we expect to incur $2.5 million in refurbishments.
     We believe that the operating cash flows, financing cash flows, and investing cash flows projected for 2010, and the cash and cash equivalents of $2.6 million at December 31, 2009, (including amounts available under the Credit Facility) will be sufficient to fund ongoing operations through 2010. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. If we are unable to meet our cash flow projections in 2010, we may need to seek additional sources of funding. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations.
     Substantially all of our long-term indebtedness is scheduled to mature or may need to be repaid during 2012. We do not expect that our cash flows from operations will generate sufficient funds to enable us to repay or repurchase this indebtedness when we are required to do so in 2012. Accordingly, our ability to satisfy these obligations will depend upon our ability to refinance this indebtedness or to obtain additional funds through borrowings, sales of debt or equity securities, asset sales or other transactions.
Term Loan and Revolving Credit Facility
On March 23, 2010, we established a term loan and revolving credit facility for working capital purposes (the “Credit Facility”), the terms of which are governed by a Credit and Guaranty Agreement (the “Credit Agreement”), by and among the Company, our subsidiaries (as borrowers and/or guarantors), Whippoorwill Associates, Inc. (and/or certain funds and accounts managed by it) (“Whippoorwill”) as lenders and Law Debenture Trust Company of New York, as administrative agent and as collateral agent. The Credit Facility provides for a $5 million revolving credit facility and for a $10 million term loan to be drawn in two tranches, all of which is to be used to fund dry-dock costs for two Windstar vessels as well as working capital and other corporate purposes of the Company and its subsidiaries. On March 23, 2010, the first tranche of the term loan, in the amount of $7.5 million, was funded. Borrowings under the Credit Facility bear interest at a rate of 12 percent per annum, are secured (on a first priority basis) by substantially all the assets of the Company and its subsidiaries, and mature on January 2, 2012. The Credit Facility provides for payment of a 4% annual facility fee to the lenders and customary agent fees. The Credit Facility contains various restrictive and financial covenants, including a requirement that we achieve certain minimum EBITDA levels and a limitation on our capital expenditures. There are also restrictions regarding the use of the proceeds under the Credit Facility. We plan to use a significant amount of the proceeds borrowed under the Credit Facility to fund our scheduled drydocks in April and November of 2010, as discussed below.
Cash Flows
     Net cash used in operations for the years ended December 31, 2009 and 2008 was $16.3 million and $18.6 million, respectively. The $2.3 million increase in cash flows from operations in 2009 compared to 2008 is primarily due to the increase in net loss adjusted for non-cash related gains and losses incurred during the current year. We made payments of $7.9 million during 2009 in settlement of trade accounts payable and accrued expenses. During 2008, net cash used in operating activities reflects a $27.5 million reduction in operating cash due to the decline in customer deposits for the cruise business activity.
     Net cash provided by investing activities for the years ended December 31, 2009 and 2008 was $8.7 million and $10.4 million, respectively. Cash provided by investing activities in 2009 was attributable to cash received in the release of collateral related to certificates of deposits previously required in the re-insurance business and a reduction in amounts required by banks for credit card processing. During 2009 cash from investing activities was also provided from the sale of a Majestic American Line vessel partially offset by activities in segments compromising discontinued operations prior to disposition.
     Net cash used in financing activities during 2009 was $48,000 related to activities in segments compromising discontinued operations prior to disposition. Net cash used in financing activities in 2008 totaled $3.7 million, primarily attributable to repayments of long term debt.
     As of December 31, 2009, we had an outstanding line of credit of $70,000 which is secured by a certificate of deposit in the same amount and is classified as restricted cash as of December 31, 2009. Both the line of credit and certificate of deposit relate to insurance programs which expire at various dates through 2010. We have exited the re-insurance business and expect to cancel the line of credit and receive funds from the certificate of deposit in 2010.
     Our cruise passenger deposits are primarily received through credit card transactions. As of December 31, 2009, we had $11.0 million of restricted cash held by banks in cash equivalents required for secure processing of passenger deposits through credit cards. The restricted amounts were negotiated between us and the banks based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period. Due to reductions in the insurance contract liabilities associated with our sold re-insurance business, we were able to reduce certain letters of credit requirements during 2009, this reduction made available $5.9 million of cash that was previously restricted. Accordingly this reduction allowed us to reduce our bank line of credit that secured the letters of credit to $70,000 as of December 31, 2009.
We currently are in compliance with all covenants under our 3.75% Senior Convertible Notes and 10% Senior Secured Notes and our Credit Facility.
Off-Balance Sheet Transactions
     We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that will have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Forward-Looking Statements
     Statements contained in this Annual Report on Form 10-K that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecasted by our forward-looking statements. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements were made. Such risks and uncertainties include, among others:
•	our ability to obtain additional financing at reasonable rates;

•	our ability to continue to operate as a going concern;

•	our ability to effectively and efficiently operate our cruise operations;

•	customer cancellation rates;

•	competitive conditions in the industry in which we operate;

•	marketing expenses;

•	extreme weather conditions;

•	the impact of new laws and regulations affecting our business;

•	negative incidents involving cruise ships, including those involving the health and safety of passengers;

•	cruise ship maintenance problems;

•	reduced consumer demand for vacations and cruise vacations;

•	changes in fuel, food, payroll, insurance and security costs;

•	changes in relationships with certain travel providers;

•	changes in vacation industry capacity;

•	other economic factors and other considerations affecting the travel industry; and

•	other factors discussed in this Annual Report on Form 10-K.
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
The Financial Statements and Supplementary Data reflect the retroactive application of FASB ASC 470-20-25, Debt with Conversion and Other Options and the reclassification of certain businesses of the Company as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Ambassadors International, Inc.
We have audited the accompanying consolidated balance sheet of Ambassadors International, Inc. as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassadors International, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its convertible debt instruments with the adoption of FASB Accounting Standards Codification Topic 470-20, Debt with Conversion and Other Options on January 1, 2009, the Company retrospectively adjusted its consolidated financial statements to reflect the presentation and disclosure requirements of this new accounting standard.
/s/ Moss Adams LLP
Seattle, Washington
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Ambassadors International, Inc.
     We have audited the accompanying consolidated balance sheets of Ambassadors International, Inc. as of December 31, 2008, and the related consolidated statement of operations (as restated), changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassadors International, Inc. at December 31, 2008, and the consolidated results of its operations (as restated) and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1, the accompanying consolidated statement of operations for 2008 has been restated for the correction of a classification error. This error resulted from the exclusion of the loss from disposal of certain assets from the subtotal of the Company’s operating loss from continuing operations.
     As discussed in Note 1 to the consolidated financial statements, as a result of the adoption of of the amendments to the FASB Accounting Standards Codification (ASC) Topic 470-20, Debt with Conversions and Other Options (“ASC 470-20”) on January 1, 2009, the Company retrospectively adjusted its consolidated financial statements to reflect the presentation and disclosure requirements of this new accounting standard.
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
/s/ ERNST & YOUNG
Irvine, California
April 14, 2009
except for the effects on the consolidated
financial statements of i) the retrospective
application of ASC 470-20 to all periods
presented, ii) the restatement, and iii) the
discontinued operations, all described in
Note 1, as to which the dates are
September 25, 2009, October 29, 2009, and
March 31, 2010, respectively

Ambassadors International, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2009	2008

Assets:
Current assets:
Cash and cash equivalents	$2,576	$10,105
Restricted cash	11,270	16,625
Accounts and other receivables	179	483
Prepaid costs and other current assets	3,245	3,105
Inventory	1,421	1,839
Assets held for sale	688	47,442

Total current assets	19,379	79,599

Property, vessels and equipment, net	66,117	120,238
Intangible asset	5,500	7,282
Deferred income taxes	—	746
Other assets	963	491

Total assets	$91,959	$208,356

Liabilities:
Current liabilities:
Accounts payable	$8,425	$13,717
Passenger and participant deposits	11,499	14,069
Accrued expenses	3,060	5,665
Current portion of long term debt	948	948
Deferred income taxes	—	746
Liabilities related to assets held for sale	491	25,598

Total current liabilities	24,423	60,743
Passenger deposits	248	—
Long term debt net of discount of $2,362 at December 31, 2009 and $10,321 at December 31, 2008, respectively	50,719	86,679

Total liabilities	75,390	147,422
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 26,517,557 and 11,318,067 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	260	108
Additional paid-in capital	118,785	111,245
Accumulated other comprehensive income	—	453
Accumulated deficit	(102,516)	(50,872)

Total stockholders’ equity	16,529	60,934

Total liabilities and stockholders’ equity	$91,919	$208,356

The accompanying notes are an integral part of these consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 31,
	2009	2008
		(restated)
Revenues:
Passenger ticket revenue	$47,211	$126,248
Onboard and other cruise revenue	14,066	27,412

	61,277	153,660

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	10,957	28,705
Passenger expenses	3,805	10,579
Materials and services	25,414	59,601
Repairs and maintenance	7,886	12,309
Commissions and other cruise operating expenses	5,009	13,438

	53,071	124,632
Selling and tour promotion	7,868	12,319
General and administrative	6,770	19,213
Impairment charge	51,275	—
Business interruption insurance claim	(1,175)	—
Loss on disposal of vessels, net	—	7,008
Depreciation and amortization	9,840	13,183

	127,649	176,355

Operating loss from continuing operations	(66,372)	(22,695)

Other income (expense):
Interest and dividend income	43	596
Interest expense	(5,927)	(8,268)
Gain on debt restucture	29,548	—
Other, net	(268)	5,618

	23,396	(2,054)

Loss from continuing operations before income taxes	(42,976)	(24,749)
Provision (benefit) for income taxes	83	53

Loss from continuing operations	(43,059)	(24,802)
Loss from discontinued operations, net of tax	(8,585)	(13,380)

Net loss	$(51,644)	$(38,182)

The accompanying notes are an integral part of these consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Operations continued
(in thousands, except per share data)

	Year Ended
	December 31,
	2009	2008
		(restated)
Loss per share from continuing operations:
Basic	(3.30)	$(2.27)
Diluted	$(3.30)	$(2.27)

Loss per share from discontinued operations:
Basic	(0.66)	$(1.22)
Diluted	$(0.66)	$(1.22)

Loss per share:
Basic	$(3.96)	$(3.49)
Diluted	$(3.96)	$(3.49)

Weighted-average common shares outstanding:
Basic	13,056	10,926
Diluted	13,056	10,926
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except per share data)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
			(In thousands, except share data)
Balance at December 31, 2007	10,888,655	108	109,758	(12,690)	1,555	$98,731

Comprehensive loss:
Net loss (as restated)	—	—	—	(38,182)	—	(38,182)
Other comprehensive loss:
Foreign currency translation, net of tax of $0	—	—	—	—	(1,111)	(1,111)
Marketable securities, net of tax benefit of $0	—	—	—	—	9	9

Comprehensive loss				—		(39,284)
Stock options exercised	2,412	—	20	—	—	20
Issuance of restricted stock	450,000	—	—	—	—	—
Cancellation of restricted stock	(23,000)	—	(132)	—	—	(132)
Share-based compensation-restricted stock	—	—	813	—	—	813
Share-based compensation-stock options	—	—	786	—	—	786

Balance at December 31, 2008	11,318,067	108	111,245	(50,872)	453	60,934

Comprehensive loss:
Net loss	—	—	—	(51,644)	—	(51,644)
Other comprehensive loss:
Foreign currency translation, net of tax of $0	—	—	—	—	(453)	(453)

Comprehensive loss						(52,097)

Issuance of common stock	15,158,774	152	7,882	—	—	8,034
Issuance of restricted stock	481,816	—	—	—	—	—
Cancellation of restricted stock	(441,100)	—	(974)	—	—	(974)
Share-based compensation-restricted stock	—	—	305	—	—	305
Share-based compensation-stock options	—	—	327	—	—	327

Balance at December 31, 2009	26,517,557	$260	$118,785	$(102,516)	$0	$16,529

The accompanying notes are an integral part of these consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Cash Flows (in thousands)

	Year Ended
	December 31,
	2009	2008
		(restated)
Cash flows from operating activities:
Net loss	$(51,644)	$(38,182)
Less: loss from discontinued operations	(8,585)	(13,380)

Loss from continuing operations	(43,059)	(24,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt restructure	(29,548)	—
Impairment Loss	51,275	—
Depreciation and amortization	9,840	13,183
Amortization of debt discount and offering costs	2,684	2,872
Share-based compensation expense (benefit)	(342)	1,467
Provision for losses from uncollectible receivables	—	2,842
Gain (loss) on disposal of property, vessels and equipment	—	7,008
Foreign currency translation	(11)	9

Change in assets and liabilities, net of effects of business dispositions:
Accounts and other receivables	304	(2,313)
Inventory	418	1,282
Prepaid costs and other current assets	(154)	3,311
Other assets	(432)	741
Accounts payable and accrued expenses	(7,897)	(2,195)
Passenger deposits	(2,322)	(27,528)
Discontinued operations	2,946	5,538

Net cash used in operating activities	(16,298)	(18,585)

Cash flows from investing activities:
Restricted cash	5,355	12,975
Purchase of property, vessels and equipment	(223)	(2,704)
Proceeds from sale of assets	300	—
Discontinued operations	3,289	88

Net cash provided by investing activities	8,721	10,359

Cash flows from financing activities:
Payments on long term debt	—	(2,804)
Proceeds from exercise of stock options	—	20
Discontinued operations	48	(883)

Net cash provided by (used in) financing activities	48	(3,667)

Net decrease in cash and cash equivalents	(7,529)	(11,893)
Cash and cash equivalents, beginning of period	10,105	21,998

Cash and cash equivalents, end of period	$2,576	$10,105

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of cash flow information
Cash paid for interest	$2,405	$5,396
Cash paid for income taxes	—	—
Issuance of common stock in Exchange Offer	8,034	—
Debt issuance costs written off	111	—
Interest payable forgiven in Exchange Offer	(1,337)	—
The accompanying notes are an integral part of these consolidated financial statements.

1. Description of the Company and Basis of Presentation
The Company
     In 2009, Ambassadors International, Inc. (the “Company”) continued to implement its previously announced business strategy of focusing on the international cruise operations of its subsidiary, Windstar Sail Cruises Limited (“Windstar Cruises”). Windstar Cruises maintains a fleet of three internationally-flagged luxury yachts that provide travel and cruise opportunities to explore hidden harbors and secluded coves of treasured destinations with sailings in the Caribbean, Europe, the Americas and the Greek Isles.
During 2009, the Company operated in the following business segments: (i) cruise, which includes the operations of Windstar Cruises and Majestic American Line, and (ii) corporate and other, which consists of general corporate assets and liabilities. Prior to 2009, the Company operated in the marine segment that included the operations of the Marine Group, the Travel and Events segment and also operated Cypress Re in the corporate and other segment. In 2009, the Company announced its intention to sell all non-Windstar assets, including the Marine Group, Travel and Events and Cypress Re. As of March 31, 2009, the Company determined that the Marine Group and Cypress Re qualified for assets “held-for-sale” treatment under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment. In May 2009, the Company sold the Marine Group and in September 2009 the Company exited the re-insurance business. In December of 2009 we completed the wind down of the residual operations of the Travel and Events segment. The operations of Marine Group, Travel and Events and Cypress Re are shown as discontinued operations in the accompanying consolidated financial statements. The assets and liabilities of Cypress Re, Travel and Events and the Marine Group are classified as “held for sale” in the accompanying financial statements. See Note 2 Discontinued Operations. ASC 205-20, Presentation of Financial Statements – Discontinued Operations provides that if the discontinued operations had been a reportable segment, the Company is not required to disclose information about the discontinued segment as required by FASB ASC 280, Segment Reporting. Certain of the Majestic American Line assets qualified as assets “held for sale” as of December 31, 2009 and have been classified accordingly in the accompanying consolidated financial statements.
     During 2009, the Company operated in the cruise and corporate and other business segments:
•Cruise – This segment operates the Windstar Cruises brand. The Company purchased Windstar Cruises in 2007, an international-flagged small luxury ship cruise line that operates a three-ship fleet that includes the 312-passenger Wind Surf, 148-passenger Wind Spirit, and 148-passenger Wind Star. The Company’s 2009 Windstar Cruises schedule includes destinations in the Greek Isles, Caribbean Islands, the Americas, and Costa Rica. Windstar Cruises sails on the Mediterranean, the Adriatic, the Atlantic and the Panama Canal.
•The Company formerly operated Majestic America Line within the cruise segment. Majestic American Line was a domestic provider of overnight passenger cruises along inland rivers and coastal waterways of North America. In April 2008, the Company announced its intention to sell the vessels of the Majestic America Line. The Company originally owned seven U.S.-flagged cruise ships. On August 15, 2008 and on November 21, 2008, the Company surrendered possession of the Empress of the North and American Queen®, respectively, to the United States through the Department of Transportation Maritime Administration (“MARAD”). In November 2009 the Company sold the Queen of the West. As of December 31, 2009, two of the remaining four vessels of the Majestic America Line qualified for “held-for-sale” classification.
•Corporate and other – This segment consists of general corporate assets and liabilities (primarily cash, cash equivalents and long-term debt), and other activities that are not directly related to our cruise operating segment.

Liquidity
     As of December 31, 2009, we held cash and cash equivalents and restricted cash of $2.6 million and $11.3 million respectively and had a working capital deficit of $5.0 million.
     In 2010, as in other years, we will incur capital expenditures and costs for improvements required in the maintenance of our ships. In 2010, planned capital expenditures and dry-dock projects are expected to be approximately $7.0 million for our vessels. We have a scheduled dry-dock in April 2010 for the Wind Sprit where we expect to incur $4.5 million in refurbishments. We also have a scheduled drydock project for the Wind Star in November 2010 where we expect to incur $2.5 million in refurbishments.
     In 2009, the Company restructured a significant portion of the Convertible Notes in the Exchange Offer. In March 2010, the Company obtained a $15.0 million Credit Facility (Note 18) to be used to fund dry-dock costs for two Windstar vessels as well as working capital and other corporate purposes of the Company and its subsidiaries. . In addition to reducing outstanding indebtedness and obtaining the Credit Facility, the Company has restructured its core business activities so as to allow it to dedicate liquidity resources to the operations and growth of Windstar Cruises.
     We believe that the operating cash flows, financing cash flows, and investing cash flows projected for 2010, and the cash and cash equivalents of $2.6 million at December 31, 2009, and our Credit Facility will be sufficient to fund ongoing operations through 2010. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. If we are unable to meet our cash flow projections in 2010, we may need to seek additional sources of funding. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations.
Restatement of Previously Reported Consolidated Financial Statements
     As previously reported, the Company has restated its consolidated statement of operations for the year ended December 31, 2008. The restatement relates to an error in the Company’s interpretation and application of ASC 360 and Staff Accounting Bulletin (“SAB”) No. 104 to the $7.0 million loss that resulted from the disposal of two Majestic vessels as described in Note 12. The loss on the disposal of these assets was previously reported as outside of operating expenses in other income and expense within the consolidated statement of operations. Following the restatement, the $7.0 million loss is included within costs and operating expenses within operating loss from continuing operations. This restatement results in no change in net loss for the year ended December 31, 2008.
Basis of Presentation
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
Reclassifications
     Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The reclassifications consist primarily of amounts related to discontinued operations presentation, assets held for sale classification, and a $2.6 million reclassification of hotel and beverage service fees to Onboard and other cruise revenue from cruise operating expenses. These reclassifications had no impact on net loss for the year ended December 31, 2008.
     In addition, all prior period information has been retrospectively adjusted to reflect the impact of the adoption of FASB ASC 470-20-25, Debt with Conversion Options on January 1, 2009.
Credit Risk
     The majority of the Company’s revenues are collected in advance of the cruise departure and therefore, the Company has a minimum credit risk associated with passenger ticket revenues.
Fair Value Measurements
     The Company measures fair value using a set of standardized procedures that are outlined herein for all financial assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1 in the fair value hierarchy. In some instances where a market price may be available, but in an inactive or over-the-counter market where significant fluctuations in pricing could occur, the Company would consistently choose the dealer (market maker) pricing estimate and classify the financial asset or liability in Level 2 in the fair value hierarchy.
     If quoted market prices or inputs are not available, fair value measurements are based upon methodologies that utilize current market or independently sourced market inputs. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, a financial asset or liability could be classified in either Level 2 or 3 in the fair value hierarchy even though there may be some significant inputs that are readily observable.
Cash and Cash Equivalents
     The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and other investments. Securities with remaining maturities of three months or less are classified as cash equivalents.
Restricted Cash
     The Company’s restricted cash consisted of (in thousands):

	As of December 31,
	2009	2008
Restricted cash to secure credit card processing	$11,000	$10,644
Restricted cash to secure letters of credit	70	5,981
Cash deposit in escrow	200	—

Balance at December 31,	$11,270	$16,625

     The Company’s cruise passenger deposits are primarily received through credit card transactions. The Company had restricted cash held by banks in cash equivalents in order to secure its processing of these passenger deposits through credit cards. The restricted amounts were negotiated between the Company and the bank based on a percentage of the expected volume of future credit card transactions within a standard twelve-month period. Additionally, the Company’s restricted cash included certificates of deposit that secured letters of credit related to the reinsurance business segment. See Note 2, Discontinued Operations. At December 31, 2009 the Company had $0.2 million of restricted cash held in escrow following the sale of the Queen of the West. The cash held in escrow was released to the Company in February 2010.
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
     The Company performs reviews for the impairment of property, vessels and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. Judgments and estimates made related to property, vessels and equipment are affected by factors such as economic conditions, changes in resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Actual results could differ materially from these estimates.
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
Goodwill and Intangible Assets
     Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company’s management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and the Company’s strategic focus. Objective factors include observable inputs such as third party appraisals and management’s estimates of projected future earnings and cash flows. The Company uses a discounted cash flow model to estimate the fair value of each of its reporting units when it tests goodwill for impairment. Assumptions used include growth rates for revenues and expenses, investment yields on deposits, any future capital expenditure requirements and appropriate discount rates. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to reporting units to the extent it related to each reporting unit. Intangible assets with finite lives are tested for impairment using an undiscounted cash flow model.
Foreign Currency Transactions
     Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of stockholders’ equity. Gains or losses resulting from the settlement of foreign currency transactions are included on the statement of operations in continuing operations if related to Windstar Cruises and in loss from discontinued operations if related to the Marine Group.

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
Income Taxes
     The Company uses an asset and liability approach when accounting for income taxes that requires an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2009 and December 31, 2008, the net deferred domestic tax asset is subject to a 100% valuation allowance.
Earnings (Loss) Per Share
     Basic earnings (loss) per share for continuing operations, discontinued operations and total is computed by dividing net income (loss) for each of these categories by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. The dilutive effect of options outstanding, if any, is reflected in diluted earnings (loss) per share by application of the treasury stock method.
Accounting for Share-Based Compensation Plans
     The Company has certain share-based employee compensation plans, which are more fully described in Note 13, “Stock Plans.” The Company uses the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees.
     The Company has recorded compensation expense of ($0.3) million and $1.5 million which is classified as general and administrative expenses related to employee stock options and restricted stock, respectively, for each of the years ended December 31, 2009 and 2008.
     As of December 31, 2009 and 2008, there was $0.3 million and $0.4 million, respectively, of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock granted under the Company’s plans expected in future years through 2013. This expected cost does not include the impact of any future stock-based compensation awards.
     The Company granted awards of restricted stock to each outside member of the Board of Directors in November 2009. The restricted stock awards vest in three equal installments on each anniversary date of the award through 2012. No stock options were granted during 2009 and 2008.
     Expected volatility is based on historical volatilities. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term is calculated based on historical experience and represents the time period options actually remain outstanding. The Company estimated forfeitures based on historical pre-vesting forfeitures and will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Fair Value of Financial Instruments
     The estimated fair values of the financial instruments as of December 31, 2009 and 2008 are as follows (in thousands):

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	2,576	2,576	$10,105	$10,105
Restricted cash	11,270	11,270	16,625	16,625
Debt	50,719	40,691	87,627	27,309

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
     Restricted Cash — The fair value of the Company’s restricted cash is based on the cash equivalents held by banks as collateral for customer credit card deposits, an escrow deposit and certificate of deposit in which the funds are invested.
     Debt — The carrying value of the Convertible Notes approximate fair value since they are estimates based on rates currently prevailing for similar instruments of similar maturities. The fair value of the Senior Notes is based on recent marketplace transactions.
Business Segments
     The Company reports segment data based on the “management” approach, which designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.
Subsequent Events
     The Company has evaluated subsequent events through the filing date of this annual report on Form 10K See Note 18 for discussion of the Credit Facility executed by the Company in March 2010.
Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, identifies the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted SFAS No. 168 during the third quarter of 2009 and includes references to the ASC within our consolidated financial statements.
     On May 9, 2008, the FASB issued FASB ASC 470-20-25, Debt with Conversion Options. ASC 470-20-25 requires an issuer of certain convertible debt instruments that may be settled in cash, and any other convertible instruments that require or permit settlement in any combination of cash and shares at the issuer’s option, to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The ASC is effective for fiscal years beginning after December 15, 2008 and does not permit early application. However, the transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. Accordingly, retrospective application has been reflected in the accompanying financial statements. The Company adopted ASC 470-20-25 on January 1, 2009 and the adoption impacted historical accounting for the Company’s 3.75% Convertible Notes resulting in a $2.2 million increase in interest expense for the year ended December 31, 2008. The adoption also resulted in a $12.1 million increase in additional paid-in capital, an $8.4 million net reduction in long-term convertible notes, a $25,000 increase in prepaid assets, a $3.3 million increase in deferred tax liabilities, a $3.3 million decrease in deferred tax valuation allowance, and a $3.7 million increase in accumulated deficit as of January 1, 2009. The impact on diluted earnings per share for the year ended December 31, 2008 was an increase in a loss per share of $0.20.
Seasonality
     Our business is seasonal. We recognize cruise-related revenues at the completion of the cruise. As a result, a majority of our operating results will be recognized in the third quarter of each fiscal year, which coincides with the cruising season and highest occupancy rates. Our future annual results could be adversely affected if our revenue were to be substantially below seasonal norms during any quarter, particularly the third quarter of any fiscal year.

2. Discontinued Operations and Assets held-for-Sale
     On February 11, 2009, the Company announced its plans to sell the Company’s non-Windstar Cruise assets including Travel and Events, Marine Group, Cypress Re and Majestic America Line divisions. As of December 31, 2009, the remaining assets and liabilities of certain of the Majestic America Line assets and liabilities did not qualify for the “held for sale” treatment or discontinued operations and therefore the results of operations for Majestic American Line are included in continuing operations.
     As of January 1, 2009, the assets and liabilities of Marine Group and Cypress Re qualified for “held for sale” treatment. On May 13, 2009, the Marine Group was sold and in September 2009, the Company executed an agreement with a third party whereby all re-insurance assets were assigned and related liabilities assumed. The Company exited the re-insurance business effective with the agreement. As of December 31, 2009, Travel and Events qualified as a discontinued operation as the Company completed its wind down activities and ceased operations of the segment during the fourth quarter of 2009. As a result, the assets and liabilities of Travel and Events are also classified as held for sale in the accompanying financial statements.
The results of operations of these three divisions are presented as discontinued operations. Summarized operating results for discontinued operations are as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Revenue from discontinued operations	$26,252	$123,685

Operating expenses from discontinued operations (including impairment charges of $9,500 and $21,000, respectively)	35,274	137,966

Loss from discontinued operations before taxes	(8,525)	(13,723)

Income tax expense (benefit)	60	(343)

Loss from discontinued operations, net of taxes	$(8,585)	$(13,380)

     In 2009 certain Majestic American Line vessels qualified for classification as assets held for sale due to the probability of the asset disposal within a twelve month period and accordingly, the carrying value of these assets are also presented as assets held for sale as of December 31, 2009 and 2008. The vessels that met the criteria for assets held-for-sale did not operate in 2009 or 2008.

The assets and liabilities of these three divisions as well as the Majestic vessels are summarized as follows (in thousands):

	December 31,	December 31,
	2009	2008
Assets held for sale
Accounts receivable, net	$148	$17,195
Costs in excess of billings	—	5,283
Insurance receivables	—	6,313
Majestic American Line Vessels	500	9,866
Goodwill	—	6,275
All other assets	40	2,510

	$688	$47,442

Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$491	$11,605
Participant deposits	—	3,152
Billings in excess of costs	—	4,253
Long term debt	—	1,927
All other liabilities, including case reserves	—	4,661

	$491	$25,598

At December 31, 2008 the Company had $6.3 million in goodwill related to the Travel and Events segment. During 2009 the Company relieved $3.6 million in the sale of the Housing division and recorded an impairment for the remaining amount of $2.7 million.
3. Impairment
     Loss on Impairment and Fair Value Measurements
     Due to a combination of factors, including the global economic environment and the restructuring of the Company’s Convertible Notes (see Note 8), the Company believed that impairments to the carrying value may have occurred to its long-lived assets requiring an impairment analysis.
     As a result of this determination, the Company conducted an impairment analysis of its long-lived assets including its Windstar Cruises and Majestic America Lines assets.
     The Company’s impairment analysis of the Windstar Cruises long-lived vessel assets included observable and unobservable inputs to estimate the fair value under the market approach and income approach valuation techniques. The Company’s market approach to estimate the fair value of Windstar Cruise assets was based on observable inputs including third party appraisal reports, sales of other vessels and estimated replacement value. The Company’s income approach to estimate the fair value of Windstar Cruises assets included a discounted cash flow model based on unobservable inputs and a range of future probabilities, including fluctuations in operating costs. During the third quarter the Company evaluated all fair value inputs and concluded that an impairment of $27.7 million was required to reduce the carrying value of certain Windstar long-lived assets to the Company’s estimate of fair value. The impairment is recorded in the results from continuing operations for the year ended December 31, 2009.
     In performing its analysis of the fair value of its intangible Windstar Cruises trademark, the Company based its estimates of fair value on an income methodology using a discounted cash flow valuation model under a relief from royalty methodology. The relief from royalty model incorporates the Company’s estimates of the royalty rate that a market participant would assume, projections of future revenues and the Company’s judgment regarding the applicable discount rates used to discount those estimated cash flows. The analysis resulted in a $1.8 million impairment of the Company’s Windstar Cruises trademark during the fourth quarter of 2009. Given that certain of these inputs are unobservable, management assessed this to be a level 3 measurement within the hierarchy.

     In performing its evaluation of the fair value of Majestic America Line assets, the Company considered a variety of inputs, including the external valuations of certain Majestic America Line vessels, its internal expertise, as well as sales discussions with interested buyers and the overall global economy and credit markets. The Company’s impairment analysis for its Majestic America Line fleet included observable and unobservable inputs to estimate fair value, including industry trends and current market information learned during the Company’s discussions to sell the vessels. During the year ended December 31, 2009, the Company determined that the carrying values of the Majestic America vessels exceeded fair value. The total impairment charge recorded in the results from continuing operations for the year ended December 31, 2009 for the Majestic American Line assets is $21.8 million.
     On April 16, 2009 the Company sold the majority of the assets of the housing portion of the Travel and Events segment. The Company received $0.5 million cash at closing and in conjunction with the sale, the buyer assumed approximately $5.5 million in liabilities related to the housing portion of Travel and Events. Based on the sales consideration received and the carrying value of the assets and liabilities related to housing, the Company recorded impairment to goodwill of approximately $2.7 million which is included in loss from discontinued operations for the year ended December 31, 2009.
     On May 13, 2009 the Company sold the stock of the Marine Group for $5 million cash, less the division’s cash on hand and selling expenses for $2.9 million of net cash proceeds. Based on the sales consideration received and the carrying value of the Marine Group, the Company recorded a loss on the sale of approximately $5.0 million, which is included in loss from discontinued operations for the year ended December 31, 2009.
     The Company recorded a loss of $1.8 million in the disposition of Cypress Re whereby the Company assigned the assets and liabilities of Cypress Re to a third party, allowing the Company to exit the business. Because the third party assumed the insurance related liabilities, the Company was allowed to cancel the majority of the letters of credit previously required. As a result of the wind down of programs and the exit of the business, the underlying cash collateral of $5.9 million was released to the Company during 2009. In addition to the assignment agreement, the Company also entered into a profit sharing agreement with the third party that allows the Company to participate in up to 50% of net profit distributions minus losses and expenses as the remaining programs wind down. Although there is a potential for additional cash distributions over the next several years, the profit distribution is contingent on the profitability of the insurance program and is subject to regulatory approval. As of December 31, 2009, the estimate of potential profit distributions is estimated at $0.8 million.
     The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
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

The following table represents the fair value hierarchy for assets measured at fair value on a nonrecurring basis for the year ended December 31, 2009 (in thousands):

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Losses
Majestic American Line vessels	$7,303		$7,303		$21,793
Windstar Cruises vessels	58,632		58,632		27,700
Windstar tradename	5,500			5,500	1,782

Goodwill	0			0	2,684

					$53,959

Impairment recorded in continuing operations					$51,275

Impairment recorded in discontinued operations					$2,684

4. Accounts and Other Receivables
     Accounts receivable at December 31, 2009 and 2008 (in thousands) consisted of:

	2009	2008
Cruise	$160	$454
Corporate and other	19	29

Total accounts receivable	$179	$483

5. Inventory
     The Company maintains inventories of fuel, supplies, souvenirs and food and beverage products. Inventories are stated at the lower of cost or market, using weighted average costs.
The components of inventory as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Food, souvenirs and supplies	$1,093	$1,519
Fuel	328	320

	$1,421	$1,839

6. Property, Vessels and Equipment
     Property, vessels and equipment consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Vessels	$90,743	$134,338
Office furniture, fixtures and equipment	38	1,152
Computer software and equipment	2,221	1,034
Leasehold improvements	—	657
Vessel work in process	—	102

	93,002	137,283
Less accumulated depreciation and amortization	26,885	(17,045)

	$66,117	$120,238

     In 2008, the Company returned the Empress of the North and the American Queen® to MARAD and recorded a loss of $34.2 million and $38.3 million, respectively, in long lived assets. These losses were offset by the elimination of indebtedness relating to the vessels of $37.3 million and $23.3 million, respectively, resulting in a net loss of $7.0 million. See Note 8.
     Depreciation and amortization expense related to property, vessels and equipment was $9.9 million and $13.2 million for the years ended December 31, 2009 and 2008, respectively.
7. Other Intangible Assets
     Other intangible assets consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Other Intangibles, Trade name, January 1	$7,282	$7,282
Trade name, impairment	(1,782)	—

Other Intangibles, December 31	$5,500	$7,282

     The Windstar trade name is an indefinite lived asset and subject to annual impairment assessment.

8. Long term Obligations
     Long-term obligations as of December 31, 2009and 2008 were as follows (in thousands):

	2009	2008
Guaranteed principal payment to MARAD	$948	$948
10% Senior Secured Notes, including interest	21,881	—
3.75% Convertible Notes, net of unamortized discount and offering costs of $2,362 and $10,321, respectively	28,838	86,679
Less: current portion	(948)	(948)

Non-current portion	$50,719	$86,679

     At December 31, 2009 and 2008, the Company’s cash-secured revolving credit facility with a bank in the amount of $70,000 and $6.0 million, respectively, had no balances outstanding at the end of each of the respective years.
Guaranteed Principal Payment
     In conjunction with the acquisition of the Majestic America Line assets of the Delta Queen®, the Company assumed a fixed-rate, 6.5% debt payable through 2020 guaranteed by MARAD and secured by a mortgage on the American Queen®. On November 15, 2008, the Company returned the American Queen® to MARAD’s custodial control. The Company had guaranteed principal payments on the debt assumed. At December 31, 2009 the Company had paid all guaranteed principal payments, except for $948,000.
  3.75% Convertible Notes
     On April 3, 2007, the Company closed the sale of $97.0 million of 3.75% Convertible Notes (“Convertible Notes”), due 2027, to Thomas Weisel Partners LLC (“Initial Purchaser”), in a private offering, pursuant to a purchase agreement dated March 28, 2007. A portion of the proceeds from the sale of the Convertible Notes was used to retire $60 million in seller financing incurred in connection with the acquisition of Windstar Cruises. The remaining proceeds were to be used for general corporate purposes and future growth of the Company.
The Company adopted FASB ASC 470-20-25, Debt with Conversion Options, to account for the Convertible Notes in January 2009. In accordance with ASC 470-20-25 the Company measured the fair value of the liability component as $84.9 million and allocated the remaining cash proceeds of $12.1 million to an equity component. A discount rate of 6.875% was used to determine the debt component based on assumed market conditions and the Company’s financial position at the time of debt placement. The adoption of ASC 470-20-25 increases the effective interest rate of the Convertible Notes to 6.875%.
     The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 17.8763 shares per $1,000 principal amount of the Notes (which is equivalent to an initial conversion price of approximately $55.94 per share), subject to adjustment upon the occurrence of certain events. Interest is payable semi-annually in arrears on April 15 and on October 15 in each year, commencing October 15, 2007. The Company may redeem the Convertible Notes in whole or in part after April 15, 2012. Holders of the Convertible Notes may require the Company to purchase all or a portion of the Convertible Notes, in cash, on April 15, 2012, April 15, 2017 and April 15, 2022 or upon the occurrence of specified fundamental changes (as defined in the purchase agreement dated March 28, 2007).
     In connection with the issuance of the Convertible Notes, the Initial Purchaser withheld $2.9 million in fees from the proceeds of the offering which amount is classified as debt discount and amortized using the effective interest rate method over a five-year period, the earliest term when the note holders have an option to require the Company to redeem the Convertible Notes. The unamortized debt discount is included as a component of long-term debt.

     On September 25, 2009, the Company launched an exchange offer (the “Exchange Offer”) to exchange each $1,000 principal amount of the outstanding Convertible Notes for:
(i)	230.3766 shares of the Company’s common stock, par value $0.01 per share, and

(ii)	273.1959 principal amount of 10% Senior Secured Notes, due 2012, including guarantees from the Company’s subsidiaries.
On November 13, 2009, the Company completed the Exchange Offer for the Company’s Convertible Notes. The stockholders of the Company approved the issuance of the shares of common stock in the Exchange Offer at a special stockholder meeting held on November 12, 2009. Approximately $65.8 million aggregate principal amount of the Convertible Notes were validly tendered and accepted. In exchange for the tendered Convertible Notes, the Company issued $18.0 million aggregate principal amount of new 10% Senior Secured Notes due January 2012 and approximately 15.2 million shares of its common stock. Approximately $31.2 million aggregate principal amount of the Convertible Notes remain outstanding.
10% Senior Secured Notes
     The Company recorded the cancellation of the Convertible Notes and issuance of the Senior Secured Notes and common shares as a troubled debt restructuring under ASC 470-60, Troubled Debt Restructuring by Debtors. ASC 470-60 required the Company to reduce the carrying amount of the tendered Convertible Notes by the value of the common stock and the future cash payments of the Senior Secured Notes issued in the Exchange Offer. The Company valued the 15.2 million common shares at $0.53 or $8.0 million which was the closing price of the stock on the day the Exchange Offer was consummated. The future cash payment obligations of the Senior Secured Notes are $21.9 million (principal of $18.0 million and future interest payments of $3.9 million). ASC 470-60 also requires that the Senior Secured Notes by be recorded as the total of future cash payments. The excess of the carrying value of the Convertible Notes tendered and unpaid interest of $1.4 million over the value of the common stock and the future cash payments of the Senior Notes was $31.9 million, which was reduced by the unamortized deferred financed costs and debt issue costs of $2.4 million incurred in 2009, resulting in a gain of $29.5 million. The gain on the debt restructure is reflected as other income and included in the results of continuing operations. Interest on the Senior Secured Notes is payable in kind or in cash, semiannually, at the Company’s option. In accordance with of ASC 470-60, the Company will not recognize interest expense related to the Senior Secured Notes in future periods as this cost is reflected in the gain at the time of the restructure.
     Subsequent to year end, the Company executed a new Credit Facility that contains various restrictive and financial covenants, including a requirement that the Company achieve certain minimum EBITDA levels and a limitation on capital expenditures (Note 18). There are also restrictions regarding the use of the proceeds under the Credit Facility. If the Company fails to comply with these covenants the Company could default under the Credit Facility. A default under the Credit Facility could result in a default under the Senior Secured Notes or a cross-default under the Convertible Notes and/or other indebtedness, permitting the holders of any such indebtedness to accelerate such indebtedness.
  Loans Secured by Ship Mortgages
     In conjunction with the acquisition of American West, the Company assumed $41.5 million in fixed-rate, 4.63% debt payable through 2028 and guaranteed by the United States Government through MARAD under Title XI, Merchant Marine Act, 1936, as amended, and was secured by a First Preferred Ship Mortgage on the Empress of the North. Annual principal payments of $1.8 million plus accrued interest were required through July 18, 2028. EN Boat, a subsidiary of the Company and owner of the Empress of the North, was unable to make its semi-annual payment on the note due July 17, 2008 and was unable to cure the payment default within the 30 day cure period. On August 15, 2008, the Company returned the Empress of the North to MARAD’s custodial control following its last sailing on August 9, 2008. As a result of the disposal of the Empress of the North, the Company wrote off $34.2 million in assets (primarily vessels) and $37.3 million in liabilities (primarily loans payable) and recorded a $3.1 million gain on disposal for the year ended December 31, 2008. The default under the note had a limited financial impact because recourse on the default is limited to the Empress of the North.
     In conjunction with the acquisition of the cruise-related assets of Delta Queen®, the Company assumed $35.0 million of fixed-rate, 6.5% debt payable through 2020 and guaranteed by MARAD under Title XI, Merchant Marine Act, 1936, as amended, and secured by a First Preferred Ship Mortgage on the American Queen®. Semi-annual principal payments accumulating to $2.4 million annually plus accrued interest were required through June 2020.

AQ Boat, LLC, a subsidiary of the Company and owner of the American Queen®, was unable to make its semiannual principal payments on the note. On November 15, 2008, the Company returned the American Queen® to MARAD’s custodial control following its last sailing in November 2008. Under the Trust Indenture, the Company, as ultimate parent of AQ Boat, LLC, had guaranteed principal payments on the debt assumed by AQ Boat, LLC and the Company was required to make principal payments on the debt or additional note amounting to $7.3 million by February 23, 2009, in the event of default by AQ Boat, LLC. Through November 15, 2008, AQ Boat, LLC had paid $6.3 million towards principal payments. At December 31, 2008, the Company accrued the remaining guaranteed principal payment of $0.9 million. As a result of the disposal of the American Queen®, the Company wrote off $38.3 million in assets (primarily vessels) and $28.3 million in liabilities (primarily loans payable) and recorded a $10.0 million loss on disposal for the year ended December 31, 2008. The default under the note had a limited financial impact because recourse on the default is limited to the American Queen®.
     Principal payments on the Company’s debt are scheduled to be paid as follows (in thousands):

Year Ended December 31,
2010	$948
2011	—
2012	53,081
2013	—
2014	—
Thereafter	—

54,029

Less: unamortized discount and offering costs	(2,362)
Less: current portion	(948)

Non-current portion	$50,719

9. Other Income (expense), net
     Other income (expense), net includes the following at December 31, 2009 and 2008 (in thousands):

	Year Ended
	December 31,
	2009	2008
Insurance proceeds received	—	$755
Proceeds from legal settlements (Note 11 )	—	4,322
Foreign currency translation gains (losses)	(402)	559

Other income (expense), net	134	(18)

	$(268)	$5,618

10. Income Taxes
     Pretax income (loss) from continuing operations summarized by region is as follows (in thousands):

	Year Ended
	December 31,
	2009	2008
Domestic	$(2,427)	$(24,982)
Foreign	(40,549)	233

Total pretax income (loss) from continuing operations	$(42,976)	$(24,749)

     The income tax provision (benefit) included in the statements of continuing operations is as follows (in thousands):

	Year Ended
	December 31,
	2009	2008
Current:
Federal	$—	$—
State	27	36
Foreign	56	17

Total current	83	53

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—

Total income tax (benefit) provision	$83	$53

     The reconciliation of U.S. statutory federal income tax expense to income tax provision (benefit) on income (loss) before income taxes is as follows (in thousands):

	2009		2008
	Amount	%	Amount	%
Provision (benefit) at the federal statutory rate	$(15,262)	34.0%	$(8,415)	34.0%
State income tax, net of federal benefit	(1,144)	2.6	(781)	3.2
Rate adjustment	—	—	71	(0.3)

Foreign rate differential	3,898	(8.7)	—	—
Other permanent and return to provision items	2,950	(6.6)	(707)	2.8
Change in valuation allowance	9,641	(21.5)	9,885	(39.9)

	$83	(0.2)%	$53	(0.2)%

     Components of the net deferred tax assets and liabilities for continuing operations are as follows (in thousands):

	2009	2008
Deferred tax assets:
Accrued vacation and compensation	$867	$1,014

Allowance for billing reserve	1,280	—
Net operating loss carry forward	15,358	18,901
Other	114	102

Total deferred tax assets	17,619	20,017
Valuation allowance for deferred tax assets	(21,455)	(12,755)

Total deferred tax assets, net of valuation allowance	(3,836)	7,262

Deferred tax liabilities:
Property and equipment	3,851	(3,954)
Other	(15)	(3,308)

Total deferred tax liabilities	3,836	(7,262)

Net deferred tax assets (liabilities)	$—	$—

     Components of the net deferred tax assets and liabilities for discontinued operations are as follows (in thousands):

	2009	2008
Deferred tax assets:
Accrued vacation and compensation	$—	$1,229
Intangible assets	—	1,625
Allowance for billing reserve	—	2,104
Loss and loss adjustment expense reserves	—	134
Net operating loss carryforward	—	1,199
Other	—	1,539

Total deferred tax assets	—	7,830
Valuation allowance for deferred tax assets	—	(10,920)

Total deferred tax assets, net of valuation allowance	—	(3,090)

Deferred tax liabilities:
Property and equipment	—	2,519
Other	—	877

Total deferred tax liabilities	—	3,396

Net deferred tax assets (liabilities)	$—	$306

     At December 31, 2009, the Company has federal, state and foreign net operating loss (“NOL”) carryforwards of $42.2 million, $41.7 million and, $0, respectively. The federal and state NOL carryforwards begin to expire in 2011 and 2010, respectively. Utilization of these losses is subject to an annual limitation due to ownership change constraints set forth in the Internal Revenue Code of 1986, as amended and similar state tax provisions.
     The Company has recorded valuation allowances of $19.5 million and $12.8 million for continuing operations at December 31, 2009 and 2008, respectively, due to uncertainty related to the future utilization of certain deferred tax assets. In 2009, the Company increased its valuation allowance related to deferred tax assets. Based on all available positive and negative evidence at December 31, 2009, the Company had concluded that the realizability of the net domestic deferred tax assets does not meet the more likely than not threshold under ASC 740.
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
     The following table summarizes the changes to unrecognized tax benefits for the year ended December 31, 2009:

Balance at January 1, 2007	$577
Additions based on tax positions related to the current year	33
Reductions for tax positions of prior years	(43)
Other	46

Balance at December 31, 2008	613
Additions based on tax positions related to the current year	0
Reduction as a result of lapse of applicable statute of limitations	(44)
Other	68

Balance at December 31, 2009	637

     The Company expects a $20,000 decrease to its unrecognized tax benefits within the next 12 months due to the lapse of applicable statute of limitations.
     The Company is subject to United States federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2006; state and local income tax examinations before 2005; and foreign income tax examinations before 2005.
     Currently the Company is not under Internal Revenue Service, state, local or foreign jurisdiction tax examinations.
     The Company’s continuing practice is to recognize potential accrued interest and penalties related to unrecognized tax benefits within its global operations in its provision for income taxes. During 2009, an adjustment of $40,000 was made to interest and penalties due to the lapse of applicable statute of limitations. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, amounts accrued will be reduced and $40,000 will be reflected as a reduction of the overall income tax provision.
     The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the fourth quarter of 2009. The ownership change has and will continue to subject the Company’s net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The date of ownership change and the occurrence of more than one ownership change can significantly impact the amount of the annual limitation. The Company has not yet finalized the determination of the annual limitation.
     Due to the Exchange Offer, the Company realized income from cancellation of the debt. The Company was insolvent immediately prior to the cancellation of debt. The discharge income is excluded from taxable income to the extent of the Company’s insolvency. However, to the extent of the excluded income, the Company is required to reduce its tax attributes. The Company estimates that the excluded income will approximate $14 million.

11. Commitments and Contingencies
  Leases
     The Company leases office facilities and office equipment under non-cancelable operating leases. Certain of the Company’s leases have escalation clauses. The Company’s obligations under non-cancelable lease commitments are as follows (in thousands):

Year Ending December 31,
2010	$688
2011	406
2012	389
2013	260
2014	—
     Total rent expense for the years ended December 31, 2009 and 2008 was $0.8 million and $1.0 million, respectively.
     The Company entered into an agreement to sublease office facilities in Newport Beach, California to a related party. Sublease rental income totaled $60,000 for each of the years ended December 31, 2009 and 2008.
  Letters of Credit
     In the ordinary course of business the Company, from time to time entered into letters of credit related to its reinsurance business segment (now reflected in discontinued operations) and for its travel and events related programs with airlines or other travel providers (now reflected in discontinued operations). As of December 31, 2008, the Company had issued $5.9 million in letters of credit related to reinsurance property and casualty insurance programs. As of December 31, 2008, the Company had also issued $0.1 million in a letter of credit related to travel and event business operations which expired in 2009. The Company has a $70,000 line of credit to support the remaining outstanding letter of credit associated with the reinsurance business which is secured by a certificate of deposit in the same amount and is classified as restricted cash as of December 31, 2009.
In connection with the exit of the reinsurance business of Cypress Re, the Company also entered into a profit sharing agreement with the third party that allows the Company to participate in up to 50% of net profit distributions minus losses and expenses as the remaining programs wind down. Although there is a potential for additional cash distributions over the next several years, the profit distributions are contingent on the underlying insurance program performance and release of the profits are subject to regulatory approval.
  General Claims
     The Company is subject to claims, suits and complaints, which have arisen in the ordinary course of business. In the opinion of management and its legal counsel, all matters are without merit or are of such a nature, or involve such amounts as would not have a material effect on the financial position, cash flows or results of operations of the Company.
  Surety Bonds
     As of December 31, 2009, the Company had no outstanding surety bonds.
Prior to the sale of the Marine Group in May 2009, the Company was required to provide surety bonds to secure its performance under construction contracts and other arrangements. As of December 31, 2008, the Company had $16.3 million in surety bonds related to the Marine Group and $8.7 million in surety bonds related to the operations of Majestic American Line.

     Ship Incidents
     In April 2008, a fire occurred in the engine room of the Queen of the West, while the vessel was cruising between The Dalles and John Day Locks in Oregon. The fire was extinguished with no injuries to guests. The Columbia Queen was brought into service in April, earlier than originally scheduled, in order to accommodate guests while the Queen of the West was undergoing repairs. The incident sailing and eight additional sailings were cancelled. During the year ended December 31, 2008, the Company incurred costs related to relocating passengers and crew, vessel repair costs and refund passenger deposits totaling $0.4 million which have been recorded in operations. In addition, the Company lost revenue of $2.4 million as a result of the cancellations of the nine sailings. During the third quarter of 2008, the Company received $0.4 million in insurance recoveries which was recorded as a reduction to the cruise operating expenses.
     On March 24, 2006, the Empress of the North ran aground near the Washougal Upper Range on the Columbia River in Washington in order to avoid collision with a tug boat. No passengers or crew were injured during the grounding. The Company filed a claim against the tug boat operator and was awarded $1.1 million as a settlement of the case which amount has been recorded in other income for the year ended December 31, 2008.
     During 2009 the Company received a business interruption insurance claim of $1.2 million associated with the 2008 sailing incidents of the Empress of the North and the Queen of the West described above. The claim is reflected as a credit to operating expenses in continuing operations for the year ended December 31, 2009.
  Legal Proceedings
     The United States Maritime Administration (“MARAD”) filed a claim in the amount of $300,000 against the Company in the US District court of Oregon seeking settlement of one month’s payment under a charter agreement related to the Empress of the North®, prior to the vessel’s return in 2008, and a claim for amounts paid to third parties, if any, that may qualify under federal debt priority statutes. The Company filed a counter claim against MARAD which seeks repayment from MARAD for inventory on the ship at the time of the return and insurance proceeds related to reimbursement for repairs to the ship funded by the Company. In January 2010, the Company received a proposed settlement offer from the U.S. Department of Justice and in January 2010, the Company’s Board of Directors approved the settlement offer. The terms of the settlement require the Company to make the payment under the charter agreement of $300,000 and accept a final payment from the U.S. government of $50,000, representing reimbursement to the Company for costs previously incurred. The Company will dismiss its claim to receive any insurance proceeds previously retained by the U.S, government. The final settlement agreement and payments are expected to be completed during the second quarter of 2010.
     MARAD has also filed a judgment against the Company for the collection of $1.2 million in connection with the acquisition of the American Queen® as discussed in Note 8. Included in current liabilities at December 31, 2009 and 2008 is $948,000 in guaranteed principal payments that we believe is the amount owed to MARAD under this claim. Trial date in this case is scheduled during the second quarter of 2010. The Company intends to vigorously defend itself against this claim.
     On October 28, 2008, the Company entered into a settlement agreement with HAL Antillen N.V., whereby the Company received on October 31, 2008, approximately $2.6 million related to a dispute that arose from the purchase of Windstar Cruises, which amount has been recorded in other income for the year ended December 31, 2008.

12. Disposal of Long-Lived Assets
On April 16, 2009 the Company sold the majority of the assets of the housing portion of the Travel and Events segment. The Company received $0.5 million cash at closing and in conjunction with the sale, the buyer assumed approximately $5.5 million in liabilities related to the housing portion of Travel and Events.
     On May 13, 2009 the Company sold the stock of the Marine Group to a company formed by the Company’s former chief executive officer for $5 million cash, less the division’s cash on hand and selling expenses for $2.9 million of net cash proceeds.
     In September 2009, the Company executed an agreement with a third party whereby the assets of Cypress Re were assigned and the liabilities were assumed. The agreement allowed the Company to exit its re-insurance business in September 2009.
     In November 2009, the Company sold the Queen of the West to a third party in a substantially all cash sales transaction.
     In 2008 the Company recorded an impairment loss of $21.3 million due to the write-down of the assets of the Marine Group. This loss is reflected in loss from discontinued operations in the accompanying financial statements. As a result of its determination that there was a more than 50% likelihood that the Marine Group would be sold in the near term, the Company evaluated the ongoing value of the Marine Group long-lived assets and determined that they were impaired. The carrying value of long-lived assets, including goodwill, at December 31, 2008 was $32.3 million. The estimated fair value of the Marine Group was $11.0 million. Fair value was based on indications of interest received early on in the Company’s sale process. The entire carrying value of the long-lived assets, including goodwill of $2.9 million, was written down to zero at December 31, 2008. The remaining excess carrying value of $3.3 million after the write-off of goodwill and intangible assets was allocated to the remaining assets held for sale.
     EN Boat, a subsidiary of the Company and owner of the Empress of the North, was unable to make its semi-annual payment on the note due July 17, 2008 and was unable to cure the payment default within the 30 day cure period. On August 15, 2008, the Company returned the Empress of the North to MARAD’s custodial control. As a result of the disposal of the Empress of the North, the Company wrote off $34.2 million in assets (primarily vessels) and $37.3 million in liabilities (primarily loans payable) and recorded a $3.1 million in gain on disposal for the quarter ended September 30, 2008. See Legal proceedings, Note 11.
     AQ Boat, LLC, a subsidiary of the Company and owner of the American Queen, surrendered the American Queen to MARAD’s custodial control on November 15, 2008. As a result of the disposal of the American Queen, the Company wrote off $38.3 million in assets (primarily vessels) and $28.3 million in liabilities (primarily loans payable) and recorded a $10.0 million in loss on disposal for the quarter ended December 31, 2008. The Company, as the ultimate parent of AQ Boat, LLC, had guaranteed principal and interest payments on the debt assumed by AQ Boat, LLC. The Company’s limited guarantee required it to make principal payments on the debt or additional note amounting to approximately $7.3 million by February 23, 2009, in the event of default by AQ Boat, LLC. As of December 31, 2009 and 2008 respectively, AQ Boat LLC had made $6.3 million in payments and the Company has accrued the remaining guaranteed payment of $0.9 million.
13. Stock Plans
     The Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) during 1995 and amended and restated the 1995 Plan in 1998, 1999 and 2002. In 2005, the Company adopted the 2005 Incentive Award Plan (the “2005 Plan”) and amended and restated the 2005 Plan in 2007. Both the 1995 Plan and the 2005 Plan provide for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, employees and consultants of the Company. The maximum number of shares which may be awarded under the 1995 Plan is 2,200,000 shares. The maximum number of shares which may be awarded under the 2005 Plan is 1,200,000 shares. Under the terms of both the 1995 Plan and the 2005 Plan, options to purchase shares of the Company’s common stock are granted at a price set by the Compensation Committee of the Board of Directors, not

to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards. Vested options may be exercised for a period up to ten years from the grant date, as long as option holders remain employed by the Company. As of December 31, 2009, the Company had 778,961 shares available for grant under its equity option plans.
     Stock option transactions are summarized as follows:

		Weighted-
	Number of	Average
	Shares	Exercise Price
Balance, December 31, 2007	1,199,058	14.01
Granted	—	—
Forfeited	(164,853)	14.31
Exercised	(2,412)	8.45

Balance, December 31, 2008	1,031,793	13.98

Granted	—	—
Forfeited	(1,024,793)	13.98
Exercised	—	—

Balance, December 31, 2009	7,000	14.86

No stock options were exercised during 2009. The intrinsic value of stock options represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the closing price of our common stock of $0.59 on December 31, 2009, there is no pretax intrinsic value for the outstanding options or for exercisable options at December 31, 2009.

		Weighted-
	Number of	Average
	Shares	Exercise Price
Options exercisable at:
December 31, 2008	776,043	12.90
December 31, 2009	3,500	14.86
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009:

	Number			Number
	Outstanding	Wtd. Avg.		Exercisable	Wtd. Avg.
	as of	Remaining	Wtd. Avg.	as of	Exercise Price
Range of	December 31,	Contractual	Exercise	December 31,	of Exercisable
Exercise Price	2009	Life	Price	2009	Options
$0 to $10.00	—	—	—	—	—
10.01 to 15.00	7,000	8 yrs	14.86	3,500	14.86
     In November 2009, the Company granted restricted stock awards to the outside members of the board of directors aggregating 481,816 shares, at $0.49 per share, representing the closing price of the shares on the date of grant. The restricted stock vests in three equal installments, beginning on the first anniversary of the date of grant. In 2008, the Company granted restricted stock awards to certain members of senior management aggregating 200,000 shares at $1.25 per share fully vesting on the second anniversary of the date of grant or termination of employment without cause and 250,000 shares $0.79 per share fully vesting on the first anniversary of the date of grant. Of the 2008 restricted stock grants, 250,000 were forfeited and 200,000 were exercised which resulted in 131,400 net shares of the Company common stock being issued during 2009. The per share prices of the restricted stock awards represent the closing price of the shares on the dates of grant. The Company recorded compensation expense of $(0.6) million and $0.7 million related to the restricted stock grants for the years ended December 31, 2009 and 2008, respectively. The 2009 reduction in expense is due to forfeitures.

14. Employee Benefit Plan
     The Company has a 401(k) Profit-Sharing Plan (the “401(k) Plan”) that employees are eligible to participate in upon three months of service and 21 years of age. Employees may contribute up to 92% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 2009 and 2008, the Company contributed $81,068 and $71,000, respectively, to the 401(k) Plan.
15. Accumulated Other Comprehensive Income (Loss)
     The table below details the components of the accumulated other comprehensive income (in thousands):

	2009	2008
Unrealized gains (losses) on available-for-sale securities	$—	$17
Foreign currency translation gains	—	436

Total accumulated other comprehensive income	$—	$453

16. Earnings (Loss) Per Share
     Basic earnings (loss) per share (EPS) from continuing operations, discontinued operations and total is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options and shares issuable under the Convertible Notes. The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The dilutive effect of the Convertible Notes is calculated by adding back interest expense and amortization of offering costs, net of taxes, which would not have been incurred assuming conversion. Diluted EPS for the years ended December 31, 2009 and 2008 do not include the dilutive effect of conversion of the Convertible Notes into the Company’s common shares since it would be anti-dilutive.
     The table below details the components of the basic and diluted EPS calculations (in thousands, except per share amounts):

	2009	2008
Earnings (loss) per share from continuing operations:
Basic	$(3.30)	$(2.27)
Diluted	$(3.30)	$(2.27)
Earnings (loss) per share from discontinued operations:
Basic	$(0.66)	$(1.22)
Diluted	$(0.66)	$(1.22)
Earnings (loss) per share:
Basic	$(3.96)	$(3.49)
Diluted	$(3.96)	$(3.49)
Weighted-average common shares outstanding:
Basic	13,056	10,926
Diluted	13,056	10,926
     At December 31, 2009 there were 7,000 common shares issuable under stock options where the exercise price exceeded the Company’s average common stock price of $0.51. At December 31, 2008 there were 1,028,292 common shares issuable under stock options where the exercise price exceeded the Company’s average common stock price of $5.06. For the years ended December 31, 2009 and 2008, the effects of the common stock equivalent shares have been excluded from the calculation of diluted loss per share because they are anti-dilutive.

17. Business Segments
     The Company reports its continuing operations in the following business segments: (i) cruise, which includes the operations of Windstar Cruises and Majestic American Line, and (ii) corporate and other, which consists of general corporate assets and liabilities (primarily cash, cash equivalents and long term debt), and other activities that are not directly related to the Company’s cruise operating segment. The Company reported the Marine Group and Travel and Events as business segments in 2008 as well as included the reinsurance business within the corporate segment. Following the determination that the Marine Group, Travel and Event and reinsurance businesses would be reported as discontinued operations, segment reporting has been updated to exclude the Marine Group, Travel and Events and reinsurance.
     Selected financial information related to these segments is as follows (in thousands):

		Corporate
	Cruise	and Other	Total
2009
Revenues	$61,277	$—	$61,277
Operating income (loss) from continuing operations	(62,645)	(3,727)	(66,372)
Depreciation and amortization expense	(9,592)	(248)	(9,840)
Impairment Charge	(51,275)	—	(51,275)
Interest and dividend income	2	41	43
Interest expense	—	(5,927)	(5,927)
Gain on debt restructure	—	29,548	29,548
Provision for income taxes		83	83

Capital expenditures for property, vessels, equipment	223	—	223
Intangible asset	5,500	—	5,500
Total assets excluding assets of discontinued segments.	90,966	775	91,741

2008
Revenues	$153,660	$—	$153,660
Operating income (loss) from continuing operations (as restated)	(19,136)	(3,559)	(22,695)
Depreciation and amortization expense	(12,934)	(249)	(13,183)

Interest and dividend income	39	557	596
Interest expense	(1,759)	(6,509)	(8,268)
Provision for income taxes	18	35	53

Capital expenditures for property, vessels, equipment and intangible assets	(2,689)	(15)	(2,704)

Intangible asset	7,282	—	7,282
Total assets, excluding assets of discontinued segments	155,132	15,710	170,842

18. Subsequent Events
     On March 23, 2010, we established a term loan and revolving facility for working capital purposes (the “Credit Facility”), the terms of which are governed by a Credit and Guaranty Agreement (the “Credit Agreement”), by and among the Company, our subsidiaries (as borrowers and/or guarantors), Whippoorwill Associates, Inc. (and/or one or more funds managed by it) (“Whippoorwill”) and Law Debenture Trust Company of New York, as administrative agent and as collateral agent. The Credit Facility provides for a $5 million revolving credit facility and $10 million term loan to be drawn in two tranches, all of which is to be used to fund dry-dock costs for two Windstar vessels as well as working capital and other corporate purposes of the Company and its subsidiaries. On March 23, 2010, the first tranche of the term loan, in the amount of $7.5 million, was funded. Borrowings under the Credit Facility bear interest at a rate of 12 percent per annum, are secured (on a first priority basis) by substantially all the assets of the Company and its subsidiaries, and mature on January 2, 2012. The Credit Facility provides for payment of a 4% annual facility fee and customary agent fees. The Credit Facility contains various restrictive and financial covenants, including a requirement that the Company achieve certain minimum EBITDA levels and a limitation on capital expenditures. There are also restrictions regarding the use of the proceeds under the Credit Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Not applicable.
Item 9A(T). Controls and Procedures
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, management, being our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.
The Company experienced changes in its internal control environment during the quarter ended December 31, 2009 related to the transition of certain aspects of Windstar Cruises vessel management from a third party management company to in-house personnel. The Company introduced new procedures and controls during the fourth quarter ended December 31, 2009 to record and report transactions related to this change in our operating structure. Management does not believe these changes affect our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our

Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2009.
     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed pursuant to Regulation 14A.
Item 11. Executive Compensation
     The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed pursuant to Regulation 14A.
Item 14. Principal Accountant Fees and Services
     The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed pursuant to Regulation 14A.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     The following documents are filed as part of this Report:
     (a)(1) Consolidated Financial Statements:
Our Consolidated Financial Statements have been prepared in accordance with Item 8. Financial Statements and Supplementary Data and are included beginning on page 31 of this Annual Report on Form 10-K.
     (a)(2) Consolidated Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
     (a)(3) Exhibits:
The exhibits listed on the accompanying Exhibit Index are furnished or filed as part of this Form 10-K.
     The following documents are filed as part of this Report:
     (a)(1) Consolidated Financial Statements:
     (a)(2) Consolidated Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
     (a)(3) Exhibits:
The exhibits listed on the accompanying Exhibit Index are furnished or filed as part of this Form 10-K.

EXHIBIT INDEX

Exhibit
No.
2.1	Agreement and Plan of Merger, dated February 1, 2005, among Ambassadors International, Inc., BellPort Acquisition Corp. #1, BellPort Acquisition Corp. #2, BellPort Group, Inc. and Paul Penrose, as a company stockholder representative (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 3, 2005)

2.2	Membership Interest Purchase Agreement, dated December 27, 2005, by and among Ambassadors International, Inc., Ambassadors Cruise Group, LLC and Oregon Rail Holdings LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 28, 2005)

2.3	Amendment No. 1 to Membership Interest Purchase Agreement by and among Ambassadors International, Inc., Ambassadors Cruise Group, LLC and Oregon Rail Holdings LLC dated January 13, 2006 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on January 13, 2006)

2.4	Asset Purchase Agreement, dated April 6, 2006, by and among Ambassadors Cruise Group, LLC, Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC and Mississippi Queen Steamboat, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 7, 2006)

2.5	Stock Purchase Agreement, dated July 21, 2006, by and among Ambassadors Marine Group, LLC, Nishida Tekko Corporation, Nishida Tekko America Corporation and BMI Acquisition Company (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 26, 2006)

2.6	Stock Purchase Agreement, dated February 21, 2007, by and among Ambassadors International Cruise Group, LLC and HAL Antillen N.V. and certain exhibits listed therein including: First Preferred Mortgages, Pledge Agreement, Security Agreement, Buyer Note, Deeds of Covenants, Subsidiary Guarantee and Parent Guarantee (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed April 6, 2007).

3.1	Certificate of Incorporation of Ambassadors International, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 33-93586))

3.2	Amended and Restated By-Laws of Ambassadors International, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 10, 2008)

3.3	Amendment to the Certificate of Incorporation of Ambassadors International, Inc. (incorporated by reference to Appendix A of our definitive proxy statement filed on April 18, 2007

4.1	Registration Rights Agreement dated March 28, 2007 by and between Ambassadors International, Inc. and Thomas Weisel Partners (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 3, 2007)

4.2	Indenture dated as of April 3, 2007 between Ambassadors International, Inc. and Wells Fargo Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 3, 2007)

4.3	Form of Global Note (incorporated by reference to the Indenture dated as of April 3, 2007 between Ambassadors International, Inc. and Wells Fargo Bank National Association filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 3, 2007)

4.4	Purchase Agreement dated March 28, 2007 by and between Ambassadors International, Inc. and Thomas Weisel Partners (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 3, 2007)

4.5	Indenture dated as of November 13, 2009, between Ambassadors International, Inc. and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on November 16, 2009)

4.6	Pledge and Security Agreement among Ambassadors International, Inc. and Wilmington Trust FSB (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on November 16, 2009)

4.7	First Supplement to Indenture dated as of April 3, 2007 between Ambassadors International, Inc. and Wells Fargo Bank National Association, as Trustee, dated as of November 13, 2009 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed on November 16, 2009)

4.8	Supplemental Indenture, dated March 23, 2010, relating to the 10% Senior Secured Notes due 2012 of

Exhibit
No.
Ambassadors International, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 29, 2010)

10.1	Form of Registration Rights Agreement among the Company, John and Peter Ueberroth, and certain other stockholders (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (Registration No. 33-93586))

10.2	Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 7, 2006)

10.3	Lease dated December 20, 1996 between Rogal America, Inc. and Ark-Les Corp. (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.4	Industrial Lease dated 1998 between Ambassadors International, Inc. and The Irvine Company (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.5	The Atlanta Merchandise Mart Lease Agreement dated April 17, 1998 by and between AMC, Inc. and Destination, Inc. (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the period ended June 30, 1998)

10.6	Lease dated July 24, 1998 by and between the Joseph Pell and Eda Pell Revocable Trust dated August 19, 1989 and Ambassador Performance Group, Inc. (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.7+	The Amended and Restated 1995 Equity Participation Plan of Ambassador International, Inc., as amended by the Company’s Shareholders at the 1999 Annual Meeting of Shareholders held on May 14, 1999 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (Registration No. 333-81023))

10.8	First Amendment to Commercial Lease dated September 7, 2004 by and between The Irvine Company and Ambassadors, LLC (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.9	Option Agreement, dated February 1, 2005, by and between Ambassadors International, Inc. and BellJa Holding Company, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2005)

10.10	Third Amendment to Lease Agreement, dated April 29, 2005, by and between Ambassadors, LLC and AmericasMart Real Estate, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 4, 2005)

10.11+	Form of the Ambassadors International, Inc. 2005 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-104280) filed on November 2, 2005)

10.12+	Form of the Ambassadors International, Inc. 2005 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-104280) filed on November 2, 2005)

10.13	Restricted Stock Agreement, dated December 27, 2005, between Ambassadors International, Inc. and ORC Investments I, Inc., ORC Holdings, Inc. and C.G. Grefenstette, E.C. Johnson and Bruce I. Crocker, Trustees Under a Trust dated August 28, 1968 for Henry L. Hillman, Jr. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the period ended December 31, 2005)

10.14	Restricted Stock Agreement, dated as of December 27, 2005, by and between Ambassadors International, Inc. and ORC Investments I, Inc., ORC Holdings, Inc. and C.G. Grefenstette, E.C. Johnson and Bruce I. Crocker, Trustees Under Trust Dated August 28, 1968 for Henry L. Hillman, Jr. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on March 9, 2006)

10.15	Assumption Agreement and 2006 Supplement to Trust Indenture, dated April 25, 2006, by and among AQ Boat, LLC, the Bank of New York as indenture trustee, and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 28, 2006)

10.16	Amended and Restated 2006 Security Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 28, 2006)

10.17	Title XI Reserve Fund and Financial Agreement, dated April 25, 2006, by and between AQ Boat, LLC

Exhibit
No.
and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 28, 2006)

10.18	Depository Agreement, dated April 25, 2006, by and between AQ Boat, LLC and the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 28, 2006)

10.19	Restricted Stock Agreement, dated April 25, 2006, by and among Ambassadors International, Inc., Delta Queen Steamboat Company, Inc., American Queen Steamboat, LLC, Delta Queen Steamboat, LLC and Mississippi Queen Steamboat, LLC (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 28, 2006)

10.20	Option Agreement, dated July 21, 2006, by and between Ambassadors Marine Group, LLC and Nishida Tekko Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2006)

10.21	Loan Agreement, dated as of September 1, 2006, by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2006)

10.22+	Employment Agreement, dated November 2, 2006, between Ambassadors International, Inc. and Joseph J. Ueberroth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 7, 2006)

10.23+	The Ambassadors International, Inc. Amended and Restated 2005 Incentive Award Plan (incorporated by reference to Appendix B to our definitive proxy statement filed on Schedule 14A on April 18, 2007)

10.24	Amendment No. 1, dated as of March 27, 2007, to Loan Agreement dated as of September 1, 2006 by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on , 2007)

10.25	Amendment No. 2 dated as of November 16, 2007, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 20, 2007)

10.26+	Change in Control Agreement dated as of January 14, 2008, by and between Ambassadors International, Inc., and Blake T. Barnett (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 17, 2008)

10.27	Amendment No. 3, dated as of July 18, 2008, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2008)

10.28	Amendment No. 4, dated as of September 25, 2008, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2008)

10.29*	Amendment No. 5, dated as of May 7, 2009, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006

10.30*	Amendment No. 6, dated as of June 20, 2009, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006

10.31*	Amendment No. 7, dated as of August 20, 2009, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006

10.32*	Amendment No. 8, dated as of September 30, 2009, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group,

Exhibit
No.
LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006

10.33*	Amendment No. 9, dated as of October 13, 2009, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006

10.34*	Amendment No. 10, dated as of November 30, 2009, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006

10.35*	Amendment No. 11, dated as of January 6, 2009, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006

10.36+	Amendment No. 1 to Change in Control Agreement, effective as of December 15, 2008, by and between Ambassadors International, Inc. and Blake T. Barnett (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2008)

10.37+	Severance Agreement and General Release of All Claims, dated February 6, 2009, between the Registrant and Lauren Tuthill (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2009)

10.38+	Severance Agreement and General Release of All Claims, dated February 6, 2009, between the Registrant and Joseph G. McCarthy (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 11, 2009)

10.39+*	Letter Agreement, dated February 27, 2009, between Ambassadors International, Inc. and Mark T. Detillion

10.40	Asset Purchase Agreement among Travel and Event Services, LLC and Ambassadors, LLC and Ambassadors International, Inc., dated April 16, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 21, 2009)

10.41	Membership Interest Purchase Agreement, dated as of May 1, 2009, among Ambassadors International, Inc., Ambassadors Marine Group, LLC and Bellwether Financial Group, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2009)

10.42	Letter Agreement amending the Membership Interest Purchase Agreement, dated May 13, 2009, among Ambassadors International, Inc., Ambassadors Marine Group, LLC and Bellwether Financial Group, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 15, 2009)

10.43	Memorandum of Understanding between Ambassadors International, Inc. and Avizent / Atlantic Gateway International, Ltd., effective September 1, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 15, 2009)

10.44	Commutation Agreement between Cypress Reinsurance Ltd. and Atlantic Gateway International, Ltd. and Cypress II Segregated Account, effective August 31, 2009 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 15, 2009)

10.45	Credit Agreement, dated March 23, 2010, by and among Ambassadors International, Inc., Degrees Limited, Wind Star Limited, Wind Spirit Limited, the Subsidiary Parties (as defined therein), the lenders from time to time party thereto and Law Debenture Trust Company of New York, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 29, 2010)

21.1*	Subsidiaries of Ambassadors International, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm—Moss Adams LLP

23.2*	Consent of Independent Registered Public Accounting Firm—ERNST & YOUNG

24.1*	Power of Attorney (contained on the signature page of this Report)

31.1*	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Required by 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Required by 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract or compensatory plan, contract or arrangements required to be filed as an exhibit.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)
By:	/s/ Mark T. Detillion
Mark T. Detillion,
Chief Financial Officer

Date: March 31, 2010
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

Signature	Title	Date

/s/ Arthur A. Rodney Arthur A. Rodney	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010

/s/ Mark T. Detillion Mark T. Detillion	Chief Financial Officer (Chief Financial Officer)	March 31, 2010

/s/ Tammy C. Smolkowski Tammy C. Smolkowski	Principal Accounting Officer (Principal Accounting Officer	March 31, 2010

/s/ Eugene I. Davis Eugene I. Davis	Chairman Board of Directors	March 31, 2010

/s/ Timothy J. Bernlohr Timothy J. Bernlohr	Director	March 31, 2010

/s/ Daniel J. Englander Daniel J. Englander	Director	March 31, 2010

/s/ Stephen P. McCall Stephen P. McCall	Director	March 31, 2010