Form 10-K/A
period 2009-12-31
AMBASSADORS INTERNATIONAL INC
filed 2010-04-26
CIK 946842

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

Explanatory Note
     This Amendment No. 1 to the Annual Report on Form 10-K of Ambassadors International, Inc., a Delaware corporation, for the period ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 31, 2010, is being filed solely for the limited purpose of amending Items 10, 11, 12, 13 and 14 to reflect the inclusion of the information required by the Form 10-K. The Form 10-K contemplated the incorporation of such information from a proxy statement to be filed by us within 120 days following the end of our fiscal year on December 31, 2009. We are including the information required by Items 10, 11, 12, 13 and 14 of the Form 10-K through this amendment as contemplated by instruction G(3) to the Form 10-K.
     Except as contained herein, this amendment does not modify or update the disclosures contained in the Form 10-K. This amendment should be read in conjunction with any other filings made by us with the Securities and Exchange Commission subsequent to the date of the
Form 10-K.

ii

iii

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     We have a classified board of directors consisting of five directors, divided as equally as possible into three classes. At each annual meeting of stockholders, directors are elected for a term of three years to succeed those directors whose terms expire on that annual meeting date. At the Company’s 2010 annual meeting of the stockholders, one Class I director is to be elected for a three-year term. Stephen P. McCall is our only Class I director; Eugene I. Davis and Daniel J. Englander are Class II directors whose terms expire in 2012 and Timothy J. Bernlohr and Arthur A. Rodney are Class III directors whose terms expire in 2011.
     Director and Executive Officer Biographical Information
     Timothy J. Bernlohr, 51, has served as a director of the Company since February 2010. Mr. Bernlohr is the founder and managing member of TJB Management Consulting, LLC, which specializes in providing project specific consulting services to businesses in transformation, including restructurings, interim executive management and strategic planning services. He founded the consultancy in 2005. Mr. Bernlohr is the former President and Chief Executive Officer of RBX Industries, Inc., which was a nationally recognized leader in the design, manufacture and marketing of rubber and plastic materials to the automotive, construction and industrial markets. Prior to joining RBX in 1997, Mr. Bernlohr spent 16 years in the International and Industry Products division of Armstrong World Industries, where he served in a variety of management positions. Mr. Bernlohr is also chairman of the board of directors of The Manischewitz Company and a director of Atlas Air Worldwide Holdings, Inc, Nybron Flooring International, Trident Resources Corporation, Bally Total Fitness Corporation, Hayes Lemmerz Inc., Hilite International and Aventine Renewable Energy. Within the past five years Mr. Bernlohr has served as a director of WCI Steel, Inc. General Chemical Industrial Products, Inc., General Insulation Company, Zemex Minerals, PetroRig Pte Ltd., Cadence Innovation, LLC, and BHM Technologies, Inc. Mr. Bernlohr is a graduate of The Pennsylvania State University. Mr. Bernlohr possesses particular knowledge and experience in operations, finance, accounting, strategic planning and corporate governance.
     Eugene I. Davis, 55, has served as chairman of our board of directors since November 2009. Mr. Davis is Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of businesses operating in diverse sectors such as telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. Mr. Davis is also a member of the Board of Directors of American Commercial Lines, Inc. (until May 17, 2010, when he is scheduled to retire from this board), Knology, Inc., DEX One Corp., Atlas Air Worldwide Holdings, Inc., Rural/Metro Corp, Spectrum Brands, Inc. and TerreStar Corporation. Within the last five years, Mr. Davis has served as a Director of Delta Airlines, Inc., Haights Cross Communications, Inc., SeraCare Life Sciences Inc., Solutia, Inc., Atari, Inc., Exide Technologies, IPCS, Inc., Knology Broadband, Inc., Oglebay Norton Company, Tipperary Corporation, McLeod Communications, Footstar, Inc., PRG Schultz International, Inc., Silicon Graphics, Inc., Foamex, Inc., Ion Broadcasting, Viskase Companies, Inc. and Media General, Inc. As a result of these and other professional experiences, coupled with his strong leadership qualities, Mr. Davis possesses particular knowledge and experience in the areas of strategic planning, mergers and acquisitions, finance, accounting, capital structure and board practices of other corporations.

     Daniel J. Englander, 40, has served as a director of the Company since November 2008. Mr. Englander is the founder and currently the Managing Partner of Ursula Investors, an investment partnership founded in 2004. Prior to Ursula Investors, Mr. Englander served as a Managing Director of Allen & Company where he was employed for a period of 12 years. Mr. Englander has over 15 years of Wall Street experience and is a graduate of Yale University. Mr. Englander is currently on the Board of Directors of America’s Car-Mart, Inc. and Copart, Inc. Mr. Englander’s background in investment management and finance qualify him as an audit committee financial expert and enable him to be a valuable resource to us with respect to financial and business issues.
     Stephen P. McCall, 40, has served as a director of the Company since November 2009. He has 15 years of private equity investing experience focused on growth capital and buyout investments. He founded and is currently a Managing Member of Blackpoint Equity Partners LLC, a private equity investment firm. Prior to founding Blackpoint, he was a General Partner at Seaport Capital, a private equity investment firm, where he was employed from 1997 through 2007. Previously, Mr. McCall worked at Patricof & Co. Ventures, a private equity investment firm, and Montgomery Securities in the Corporate Finance Department. He graduated from Stanford University with an A.B. in economics. Mr. McCall has been a director of Otelco Inc. (including its predecessor Rural LEC Acquisition LLC) since January 1999 and served as Chairman of the Board of Rural LEC Acquisition LLC until the closing of its initial public offering on December 21, 2004. Mr. McCall is also a director of several private companies. Mr. McCall possesses particular knowledge and experience in private equity investing, portfolio management, analyzing potential acquisitions, raising equity, debt financing and setting company strategy.
     Arthur A. Rodney, 67, has served as a director of the Company since April 2008 and has served as our Interim Chief Executive Officer since April 14, 2009. Mr. Rodney has been in the cruise industry for over 30 years. He served as Chief Financial Officer and President of Princess Cruises from 1970 to 1986. Mr. Rodney then created Crystal Cruises, a luxury cruise line, for a large Japanese shipping company and served as its President from 1987 until 1994. In 1994, at its request to develop and oversee the operations of two large cruise ships, Mr. Rodney joined The Walt Disney Company. He served as President of Disney Cruise Line until the end of 1999. From 2000, Mr. Rodney has been an independent consultant. Mr. Rodney holds licenses in New York and California as a Certified Public Accountant. Mr Rodney possesses particular knowledge and experience in the areas of finance, accounting and the travel industry in which the company operates.
     Mark T. Detillion, 48, has served as our chief financial officer since April 1, 2009. For the previous eight years Mr. Detillion served as the vice president of finance and chief financial officer for Cruise West in Seattle, WA. Prior to Cruise West Mr. Detillion spent several years as the chief financial officer for Shilo Inns in Portland, OR. He also served as the director of finance for Holland America Lines.
     Tammy C. Smolkowski, 52, has served as our chief accounting officer since March 2010 and as our corporate controller since April 2009. Prior to joining the Company, Ms. Smolkowski was a director of finance at AT&T Wireless and has held various vice president and controller positions in both public and private companies. Ms. Smolkowski holds license in Washington as Certified Public Accountant and received her Bachelor of Science from Texas A&M University.
     Messrs. Davis and McCall were initially appointed to the board of directors pursuant to the Exchange Offer Commitment and Support Agreements between the Company and Whippoorwill Associates, Inc. and Polygon Investments Inc., respectively, in connection with the Company’s exchange offering consummated in November 2009, pursuant to which the Company issued shares of common stock and its 10% Senior Secured Notes due 2012 in exchange for a portion of its outstanding 3.75% Convertible Senior Notes due 2027. Under such agreements, the Company agreed to elect as a director one (1) individual designated by the counterparty to each agreement promptly after consummation of the exchange offer. Mr. Davis was designated by Whippoorwill Associates, Inc. and Mr. McCall was designated by Polygon Investments Inc. Mr. Bianco, who was similarly designated by Highbridge Capital Management, LLC, resigned on February 15, 2010 and the board of directors subsequently replaced him with Mr. Bernlohr. There are no other arrangements or understandings known to us between any of our other directors or nominees for director and any other person pursuant to which any such person was or is to be elected a director.
     Other Key Officer Biographical Information
     Diane Moore, 59 has served as the President of Windstar Cruises since April 2008. Ms. Moore joined Windstar Cruises in 2005 as Vice President of Sales & Marketing and served as Executive Vice President from 2007 to April 2008. Prior to Windstar Cruises, Ms. Moore served as Executive Vice President of supplier relations at Virtuoso, a network of luxury travel agencies, in Seattle, WA. Before this, she served as Senior Vice President of guest services at Crystal Cruises, Vice President of guest programs at Holland America Line and Senior Vice President of guest services at Royal Cruise Line in San Francisco. Ms. Moore has more than 35 years experience in the cruise industry.

     Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of a class of securities registered under Section 12(g) the Exchange Act to file initial reports of ownership and reports of changes in ownership with the SEC. Such officers, directors, and stockholders are required by SEC regulations to furnish us with copies of all such reports that they file. Based solely upon our review of such forms furnished to us during the fiscal year ended December 31, 2009, and written representations from certain reporting persons, we believe that during 2009, all filing requirements applicable to our executive officers, directors and more than 10% stockholders have been complied with.
     Code of Ethics
     Our board of directors maintains a code of ethics and conduct that applies to all of our employees, executive officers and directors. Our code of business conduct and ethics can be found on our website at www.ambassadors.com by clicking on “Investor Information” and “Corporate Governance”. You may also obtain a copy of the code of ethics and conduct and other information regarding our corporate governance practices by writing to our Corporate Secretary, at Ambassadors International, Inc., 2101 Fourth Avenue, Suite 201, Seattle, Washington 98121. We intend to timely disclose any amendments to or waivers of certain provisions of our code of ethics and conduct applicable to our Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Controller and other senior financial officers on our website at www.ambassadors.com.
     Security Holder Nominations
     There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors that were disclosed in the Company’s most recent proxy statement on Schedule 14A.
     Audit Committee
     Stephen P. McCall (chairman), Timothy J. Bernlohr, Eugene I. Davis and Daniel J. Englander are the current members of our Audit Committee. Our board of directors has determined that Messrs. Davis and Englander qualify as “audit committee financial experts” under the rules of the SEC, and that Messrs. Davis and Englander meet the financial sophistication requirement rules of the NASDAQ Global Market, and are independent under the requirements of the rules of the SEC. The Audit Committee selects our independent registered public accountants, reviews with the independent registered public accountants the plans and results of the audit engagement, approves professional services provided by and fees paid to the independent registered public accountants, reviews the independence of the independent registered public accountants, considers the range of audit and any non-audit fees and reviews the adequacy of our internal accounting controls and financial management practices. The Audit Committee has reviewed and reassessed the adequacy of the Audit Committee charter on an annual basis. The Audit Committee met nine times during 2009.

Item 11. Executive Compensation
     Summary Compensation Table
     The following table sets forth the compensation for our principal executive officer, Arthur A. Rodney, our principal financial officer, Mark Detillion, and our chief accounting officer, Tammy Smolkowski (our “named executive officers”), and our former Chairman, President and Chief Executive Officer, Joseph J. Uberroth:

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Arthur A. Rodney	2009	$59,748	$0	$0	$0	$0	$0	$0	$59,748
Director, President	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
and Chief Executive	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Officer
Mark Detillion	2009	$138,647	$0	$0	$0	$0	$0	$500	$138,647
Chief Financial	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Officer	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tammy Smolkowski	2009	$93,477	$0	$0	$0	$0	$0	$0	$93,477
Chief Accounting	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Officer	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Joseph J. Ueberroth	2009	$127,926	$0	$0	$0	$0	$0	$0	$127,926
Former Chairman,	2008	$375,000	$0	$197,500	$0	$0	$0	$90	$1,575,919
President and Chief	2007	$375,000	$0	$743,000	$799,200	$0	$0	$26,300	$1,261,238
Executive Officer

(1)	Refer to “Notes to Consolidated Financial Statements—Stock Plans” included in our Annual Report on Form 10-K filed on March 31, 2010 for the relevant assumptions used to determine the valuation of our stock and option awards.

(2)	Includes amounts received for 401(k) matching contributions.
     On March 20, 2009, Joseph J. Ueberroth resigned as our president and chief executive officer, effective as of April 1, 2009, and from the board of directors, effective March 20, 2009. On March 24, 2009, Arthur Rodney was appointed our interim chief executive officer. In 2009, Mr. Rodney received $8,000 per month to serve in this position. On February 5, 2010, our board of directors increased this amount to $14,000 per month, effective as of November 17, 2009, the day the current board of directors took office.
     Employment Agreements and Severance Agreements
     On November 2, 2006, we entered into an employment agreement with Joseph J. Ueberroth, who was then our chairman, president and chief executive officer, which provides Mr. Ueberroth with certain severance and other benefits upon a termination of his employment by us without cause (as defined below) or by Mr. Ueberroth with or without good reason (as defined below) or upon a change of control of us (as defined below), his death or permanent disability.
     The employment agreement provided that, in the event of termination of Mr. Ueberroth’s employment by us without cause or by Mr. Ueberroth with good reason, we were to pay Mr. Ueberroth the sum of (i) an amount equal to the projected cost of Mr. Ueberroth’s medical insurance under COBRA for the eighteen month period immediately following the termination, and (ii) an amount equal to two times the average annual base salary plus the average annual bonus paid to Mr. Ueberroth for the two full fiscal years immediately preceding termination (the value of annual bonuses includes, in addition to cash amounts, the values ascribed to option and share grants for financial accounting purposes on the dates of grants). In addition to these severance amounts, all unvested stock options and stock grants held by Mr. Ueberroth were to immediately vest as of the date of termination. Subject to the terms and conditions of the employment agreement, in the event of termination of Mr. Ueberroth’s employment by Mr. Ueberroth without good reason and upon at least twelve months notice, the employment agreement required us to pay Mr. Ueberroth the sum of (i) an amount equal to the projected cost of Mr. Ueberroth’s medical insurance under COBRA for the eighteen month period immediately following the termination, and (ii) an amount equal to one times the average annual base salary plus the average annual bonus paid to Mr. Ueberroth for the two full fiscal years immediately preceding termination. In the event of a termination of Mr. Ueberroth’s employment by us due to death or disability, all of Mr. Ueberroth’s unvested stock options and stock grants were to fully vest on such date. In addition, in the event of a change of control, all of Mr. Ueberroth’s unvested stock options and stock grants were to fully vest.

     On December 15, 2008, Mr. Ueberroth notified us that he elected to forego approximately $3 million in cash compensation due in September 2009, pursuant to section 4 of his employment agreement, and his 2008 long term compensation in common shares of the company valued at $750,000 that was due pursuant to Section 3 of his employment agreement.
     On February 27, 2009, we entered into an employment agreement with Mr. Detillion that provides for severance equal to four months base salary upon termination for any reason other than an illegal act. As the employment agreement does not provide a term of employment, Mr. Detillion is an at-will employee. Mr. Rodney and Ms. Smolkowski are not parties to employment agreements with the Company.
     On March 20, 2009, Mr. Ueberroth resigned as our president, chief executive officer and director, foregoing any severance due him under the terms of his employment agreement with the Company.
     On May 1, 2009, the Company and its wholly-owned subsidiary, Ambassadors Marine Group, LLC (“AMG”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Bellwether Financial Group, Inc., a Delaware corporation (the “Buyer”), which is an affiliate of Mr. Ueberroth, our former president, chief executive officer and director. Pursuant to the terms of the Purchase Agreement, the Buyer acquired all of the issued and outstanding membership interests of AMG from the Company for a purchase price equal to $5,000,000.
     Equity-Based Compensation Plans
     The Company adopted its 1995 Equity Participation Plan (the “1995 Plan”) during 1995 and amended and restated the 1995 Plan in 1998, 1999 and 2002. In 2005, the Company adopted its 2005 Incentive Award Plan (the “2005 Plan”) and amended and restated the 2005 Plan in 2007. Both the 1995 Plan and the 2005 Plan provide for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, employees and consultants of the Company. The maximum number of shares which may be awarded under the 1995 Plan is 2,200,000 shares. The maximum number of shares which may be awarded under the 2005 Plan is 1,200,000 shares. Under the terms of both the 1995 Plan and the 2005 Plan, options to purchase shares of the Company’s common stock are granted at a price set by the Compensation Committee of the board of directors, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, or under the 2005 Plan, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards. Vested options may be exercised for a period up to ten years from the grant date, as long as option holders remain employed by the Company.
     None of the named executive officers have received equity based compensation awards under either the 1995 Plan or the 2005 Plan.
     Director Compensation
     Our compensation program for non-employee directors is designed to align the directors’ interests with the long-term interests of our stockholders and to fairly compensate our directors for the work that is required. Each of our non-employee directors receives an annual retainer, which amount is determined each year by our board of directors. We do not pay additional cash compensation to our directors for their services on committees of the board or for attendance at meetings of the board of directors or any committees upon with they sit. However, we reimburse all directors for out-of-pocket expenses incurred in connection with their attendance at board and committee meetings. We also periodically award restricted stock or options to purchase our common stock to our directors.

     Our interim president and chief executive officer, Arthur A. Rodney, is not compensated separately for his service on our board of directors.
     Director Compensation Table-2009
     The table below summarizes the compensation received by our non-employee directors, who served on our board of directors during the year ended December 31, 2009:

					Nonqualified
	Fees earned			Non-equity	deferred
	or paid in			incentive plan	compensation	All other
Name	cash ($)	Stock awards ($) (5)	Option awards ($)	compensation	earnings ($)	compensation	Total ($)
Eugene I. Davis, Chairman(1)	$12,500	$157,393					$169,893
Daniel J. Englander	$21,500	$26,232					$47,732
Stephen P. McCall(1)	$6,250	$26,232					$32,482
John G. Bianco, III(1)(4)	$6,250	$26,232					$32,482
Brigitte M. Bren(2)							$0
James L. Easton(2)							$0
J. Hale Hoak(3)	$15,000						$15,000
Rafer L. Johnson(3)	$20,000						$20,000
Robert P. Mosier(2)							$0
J. Fife Symington, IV(2)	$5,000						$5,000

(1)	Appointed to the board of directors effective November 17, 2009.

(2)	Resigned from the board of directors effective March 18, 2009.

(3)	Resigned from the board of directors effective November 17, 2009.

(4)	Resigned from the board of directors effective February 15, 2010.

(5)	The aggregate number of shares subject to stock awards as of December 31, 2009 was 321,211,53,535 and 53,535 for each of Messrs Davis, Englander and McCall, respectively. Mr. Bianco resigned on February 15, 2010 and his stock award relating to 53,535 shares terminated.
     We currently pay Mr. Davis, our chairman of the board of directors, an annual retainer of $100,000 and each of our other independent directors an annual retainer of $50,000, payable in quarterly installments in advance. Prior to the appointment and resignation of certain directors on November 17, 2009, we paid Mr. Johnson and Mr. Symington quarterly payments of $5,000. In addition, on November 17, 2009, Mr. Hoak and Mr. Englander each received a one-time lump sum cash payment of $15,000 in recognition of their prior services as directors of the Company.
     Upon appointment of the new members of our board of directors on November 17, 2009, we made a one-time grant of restricted stock under our 2005 Plan to each of our four independent directors. Mr. Davis was awarded 321,211 restricted shares and each of Messrs. Bianco, Englander and McCall was awarded 53,535 restricted shares. The restricted shares will vest in three equal installments on the first, second and third anniversaries of the grant date, November 17, 2009, subject to the continued service as a director and terms of the 2005 Incentive Award Plan and the grant award agreement. The grants of restricted stock are subject to adjustment for the dilutive effect of any common stock issuance in connection with any exchange of the Company’s 3.75% Convertible Senior Notes due 2027 for shares of the Company’s common stock and the Company’s 10% Senior Secured Notes due 2012. On February 15, 2010, Mr. Bianco resigned from the board of directors and was replaced by Mr. Bernlohr on February 18, 2010. Similar to the other recently appointed directors, on February 18, 2010, Mr. Bernlohr was also awarded 53,535 restricted shares under our 2005 Plan, which will vest in three equal installments on the first, second and third anniversaries of the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for the “Securities Authorized for Issuance under Equity Compensation Plans” table.
     The following table shows ownership of our common stock on April 23, 2010, based on 26,517,557 shares of common stock outstanding on that date, by (i) each person known to us to own beneficially more than five percent (5%) of our capital stock; (ii) each director and executive officer; and (iii) all current directors and executive officers as a group. Except to the extent indicated in the footnotes to the following table, the person or entity listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by such person or entity, subject to community property laws, where applicable. Also, unless otherwise indicated, the business address for each person below is 2101 Fourth Avenue, Suite 201, Seattle, Washington 98121.

	Amount and Nature of		Percent of Class
	Beneficial Ownership		of Common
Name of Beneficial Owner	of Common Stock(1)		Stock
Whippoorwill Associates, Inc.	5,836,060	(2)	22.2%
Highbridge International LLC	4,031,589	(3)	15.3%
Polygon Global Opportunities Master Fund	3,801,213	(4)	14.5%
FMR LLC	1,843,012	(5)	7.01%
Eugene I. Davis	321,211	(6)	1.2%
Timothy J. Bernlohr	53,535	(7)	*
Daniel J. Englander	276,779	(8)	1.0%
Stephen P. McCall	53,535	(9)	*
Arthur A. Rodney	800	(10)	*
Mark Detillion	—	(11)	—
Tammy Smolkowski	—	(12)	*
All current executive officers and directors as a group	705,860		2.7%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock which are purchasable under options which are currently exercisable or which will become exercisable no later than June 22, 2010 which are indicated in the footnotes, are deemed outstanding for computing the percentage of shares held by the person holding such options but are not deemed outstanding for computing the percentage of shares held by any other person. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Each of the named executive officers’ shares owned includes shares of restricted stock, as indicated in footnotes. The holders of our restricted stock are entitled to vote and receive dividends, if declared, on the shares of our common stock covered by the restricted stock grant.

(2)	This information is based upon a Schedule 13D/A filed with the SEC dated March 26, 2010 made by Whippoorwill Associates Incorporated. Shelly F. Greenhaus, as president and principal of Whippoorwill Associates Incorporated, and Steven K. Gendal, as principal of Whippoorwill Associates Incorporated, may also be deemed to beneficially owns such shares. The address for Whippoorwill Associates Incorporated is 11 Martine Avenue, White Plains, New York 10606.

(3)	This information is based upon a Schedule 13G filed with the SEC dated November 13, 2009 made by Highbridge International LLC setting forth information as of such date. Highbridge Capital Management, LLC, the trading manager of Highbridge International LLC and Glenn Dubin, the chief executive officer of Highbridge Capital Management LLC, may also be deemed to beneficially own such shares. The address for Highbridge International LLC is c/o Harmonic Fund Services, The Cayman Corporate Centre, 4th Floor, 27 Hospital Road, Grand Cayman, Cayman Islands, British West Indies.

(4)	This information is based upon a Schedule 13G filed with the SEC dated November 13, 2009 made by Polygon Global Opportunities Master Fund setting forth information as of such date. Polygon Investments Ltd., as investment manager, Polygon Investment Management Limited, Polygon Investment Partners LLP, as investment manager, Polygon Investment Partners LP, as investment manager, Polygon Investment Partners GP, LLC and Reade E. Griffith and Patrick G.G. Dear may also be deemed to beneficially own these shares as a group. The address for Polygon Global Opportunities Master Fund is c/o Polygon Investment Partners, LLP, 4 Sloane Terrace, London, SW1X9DQ, United Kingdom.

(5)	This information is based upon a Schedule 13G filed with the SEC dated February 16, 2010 made by FMR LLC setting forth information as of December 31, 2009. According to such filing, wholly-owned subsidiaries or affiliates of FMR LLC, or the Fidelity Funds, including a registered investment advisor, own these shares. FMR LLC does not have the power to vote or direct the voting of shares owned by Fidelity Funds, which power resides with Fidelity Funds Board of Trustees. The address for FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109.

(6)	Eugene I. Davis is the chairman of our board of directors. All of his shares beneficially owned represent restricted stock.

(7)	Timothy J. Bernlohr is a director. All of his shares beneficially owned represent restricted stock.

(8)	Daniel J. Englander is a director. Includes 217,244 shares held indirectly with Ursula Capital Partners; Mr. Englander is the Managing Partner of Ursula Capital Investors. Also includes 53,535 shares of restricted stock.

(9)	Stephen P. McCall is a director. All of his shares beneficially owned represent restricted stock.

(10)	Arthur A. Rodney is our president, chief executive officer and a director.

(11)	Mark Detillion is our chief financial officer.

(12)	Tammy Smolkowski is our chief accounting officer.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Certain Relationships and Related Transactions
     Under SEC rules, we are required to disclose material transactions with us in which “related persons” have a direct or indirect material interest. Related persons include any director, nominee for director, or executive officer of us, a 5% or greater stockholder and any immediate family members of such persons. The term “transaction” is broadly defined under SEC rules to include any financial transaction, arrangement or relationship, including any indebtedness transaction or guarantee of indebtedness.
     Our board of directors has adopted a written policy that requires the Audit Committee to review and approve any related party transactions. At each calendar year’s first regularly scheduled meeting of our board of directors on an annual basis, management is required to present to the Audit Committee specific information with respect to any such transaction expected to be entered into or continued during that calendar year. After reviewing this information, the Audit Committee will approve such transaction only if the following two conditions are met: (1) the transaction must be in the best interests (or not inconsistent with the best interests) of us and our stockholders; and (2) the transaction must be entered into by us on terms that are comparable to those that would be obtained in an arm’s length transaction with an unrelated third party. If any additional related party transactions are proposed to be entered into subsequent to our board of directors’ first calendar year meeting, management is required to present such transactions to the Audit Committee, or any special committee delegated to by our board of directors, for approval or ratification at a subsequent meeting of our board of directors.
     On March 23, 2010, we established a term loan and revolving credit facility for working capital purposes (the “Credit Facility”), the terms of which are governed by a Credit and Guaranty Agreement (the “Credit Agreement”), by and among the Company, our subsidiaries (as borrowers and/or guarantors), Whippoorwill Associates, Inc. (and/or certain funds and accounts managed by it) (“Whippoorwill”), as lenders, and Law Debenture Trust Company of New York, as administrative agent and as collateral agent. The Credit Facility provides for a $5 million revolving credit facility and for a $10 million term loan to be drawn in two tranches, all of which is to be used to fund dry-dock costs for two Windstar vessels as well as working capital and other corporate purposes of the Company and its subsidiaries. On March 23, 2010, the first tranche of the term loan, in the amount of $7.5 million, was funded. Borrowings under the Credit Facility bear interest at a rate of 12 percent per annum, are secured (on a first priority basis) by substantially all the assets of the Company and its subsidiaries, and mature on January 2, 2012. The Credit Facility provides for payment of a 4% annual facility fee to the lenders and customary agent fees.
     Determination of Independence of Directors
     Under the listing standards of the NASDAQ Global Market, a director qualifies as “independent” only if our board of directors affirmatively determines that the director has no material relationship with us (either directly, or as a partner, shareholder or officer of an organization that has a relationship with us). In November 2009 and February 2010, upon the appointment of our new members to the board of directors, the board of directors reviewed the independence of its members. During these reviews, our board of directors considered transactions and relationships between each director or any member of his or her immediate family and us and our subsidiaries and affiliates, including those reported under “Election of Directors — Director Biographical Information” above. In making independence determinations, our board of directors considered each relationship not only from the standpoint of the director, but also from the standpoint of persons and organizations with which the director has a relationship. The purpose of these reviews is to determine whether any such relationships or transactions would interfere with the director’s independent judgment, and therefore be inconsistent with a determination that the director is independent.
     As a result of its review, our board of directors has affirmatively determined that all of the continuing directors, except for Arthur Rodney, are independent. As of April 14, 2009, Arthur Rodney ceased to be an independent director because he was appointed to serve as our interim chief executive officer.
     Our independent directors regularly meet in executive sessions. In 2009, the independent directors met nine times in executive session. At each executive session, our board of directors elects one director to lead the session.
Item 14. Principal Accounting Fees and Services
     On July 6, 2009, the Audit Committee of the board of directors approved the engagement of Moss Adams LLP as the Company’s independent registered public accounting firm, replacing Ernst & Young LLP. The replacement of Ernst & Young LLP was not due to any disagreement.
     Fees Paid to the Independent Registered Public Accountants
     The following sets forth the aggregate fees for professional audit services rendered by Moss Adams LLP for the audit of our annual financial statements for the fiscal year 2009, and fees billed for other services provided by Moss Adams LLP for fiscal year 2009.
     Audit Fees
     Fees for audit services totaled approximately $274,300 in 2009, including the reviews of our quarterly reports on Form 10-Q.
     Audit Related Fees
     Fees for audit related services totaled $2,000 in 2009.

     Tax and All Other Fees
     In 2009, we did not incur any other fees, including fees for services relating to tax compliance, tax advice and tax planning.
     During fiscal year 2009, the Audit Committee of our board of directors approved policies and procedures for the pre-approval of all audit and non-audit services to be provided by our independent auditor and for the prohibition of certain services from being provided by the independent auditor. We may not engage our independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to us by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence.
     If the cost of any service exceeds the pre-approved monetary limit, such service must be approved by the Audit Committee. The Audit Committee has delegated authority to the chairman of the Audit Committee to pre-approve any audit or non-audit services to be provided to us by the independent auditor. The chairman must report any pre-approval pursuant to the delegation of authority to the Audit Committee at its next scheduled meeting.
     All services provided by our independent auditor in 2009 were pre-approved in accordance with the Audit Committee’s pre-approval policies and procedures.

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
Date: April 26, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Arthur A. Rodney	President, Chief Executive Officer and Director (Principal Executive Officer)	April 26, 2010
/s/ Mark T. Detillion Mark T. Detillion	Chief Financial Officer (Chief Financial Officer)	April 26, 2010
* Tammy C. Smolkowski	Principal Accounting Officer (Principal Accounting Officer	April 26, 2010
* Eugene I. Davis	Chairman Board of Directors	April 26, 2010
* Timothy J. Bernlohr	Director	April 26, 2010
* Daniel J. Englander	Director	April 26, 2010
* Stephen P. McCall	Director	April 26, 2010

*By:	/s/ Mark T. Detillion
Mark T. Detillion
Attorney-in-Fact

EXHIBIT INDEX

Exhibit
No.
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