Form 10-Q
period 2010-03-31
AMBASSADORS INTERNATIONAL INC
filed 2010-05-13
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of May 11, 2010 was 26,517,557.

AMBASSADORS INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

Ambassadors International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets:
Cash and cash equivalents	$2,974	$2,576
Restricted cash	12,733	11,270
Accounts and other receivables	164	179
Prepaid costs and other current assets	4,970	3,245
Inventory	1,660	1,421
Assets held for sale	550	688

Total current assets	23,051	19,379

Property, vessels and equipment, net	64,292	66,117
Intangible asset	5,500	5,500
Other assets	1,063	923

Total assets	$93,906	$91,919

Liabilities:
Accounts payable	$4,391	$6,302
Passenger deposits	13,109	11,499
Accrued expenses	5,550	5,183
Current portion of long term debt	948	948
Liabilities related to assets held for sale	336	491

Total current liabilities	24,334	24,423

Passenger deposits	357	248
Long term debt net of discount of $2,116 at March 31, 2010 and $2,362 at December 31, 2009, respectively	58,465	50,719

Total liabilities	83,156	75,390
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 26,517,557 shares issued and outstanding at March 31, 2010 and December 31, 2009	260	260
Additional paid-in capital	118,785	118,785
Accumulated deficit	(108,295)	(102,516)

Total stockholders’ equity	10,750	16,529

Total liabilities and stockholders’ equity	$93,906	$91,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	March 31,
	2010	2009
	(unaudited)
Revenues:
Passenger ticket revenue	$9,476	$12,452
Onboard and other cruise revenue	3,172	3,644

	12,648	16,096
Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	2,703	2,725
Passenger expenses	804	1,103
Materials and services	5,426	6,612
Repairs and maintenance	1,691	1,670
Commissions and other cruise operating expenses	1,029	1,131

	11,653	13,241
Selling and tour promotion	2,296	1,886
General and administrative	2,046	1,255
Depreciation	1,885	2,701

	17,880	19,083

Operating loss from continuing operations	(5,232)	(2,987)

Other income (expense):
Interest expense	(571)	(1,649)
Other, net	68	284

	(503)	(1,365)

Loss from continuing operations before income taxes	(5,735)	(4,352)
Provision for income taxes	33	3

Loss from continuing operations	(5,768)	(4,355)
Loss from discontinued operations, net of tax	(11)	(7,057)

Net loss	$(5,779)	$(11,412)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations-continued
(in thousands, except per share data)

	Three months ended
	March 31,
	2010	2009
	(unaudited)
Loss per share from continuing operations:
Basic and Diluted	$(0.22)	$(0.38)

Loss per share from discontinued operations:
Basic and Diluted	$(0.00)	$(0.62)

Loss per share:
Basic and Diluted	$(0.22)	$(1.00)

Weighted-average common shares outstanding:
Basic and Diluted	26,516	11,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,779)	$(11,412)
Less: loss from discontinued operations	(11)	(7,057)

Loss from continuing operations	(5,768)	(4,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,885	2,758
Amortization of debt discount and offering costs	246	721
Share-based compensation expense (benefit)	—	(749)
Foreign currency translation	—	(9)

Change in assets and liabilities
Accounts and other receivables	15	(546)
Inventory	(239)	175
Prepaid costs and other current assets	(691)	1,152
Other assets	(140)	251
Accounts payable and accrued expenses	(1,544)	(6,639)
Restricted cash	(1,463)	(634)
Passenger deposits	1,719	(1,689)
Discontinued operations	(28)	5,034

Net cash used in operating activities	(6,008)	(4,530)

Cash flows from investing activities:
Purchase of property, vessels and equipment	(60)	(155)
Discontinued operations	—	(85)

Net cash used in investing activities	(60)	(240)

Cash flows from financing activities:
Proceeds from borrowings under Credit Facility	6,466	—
Discontinued operations	—	(171)

Net cash provided by (used in) financing activities	6,466	(171)

Net increase (decrease) in cash and cash equivalents	398	(4,941)
Cash and cash equivalents, beginning of period	2,576	10,105

Cash and cash equivalents, end of period	$2,974	5,164

Supplemental disclosure of cash flow information
Credit facility financing fees	1,034	—
The accompanying notes are an integral part of these consolidated financial statements.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Description of the Company and Basis of Presentation
Ambassadors International, Inc. (the “Company”) has implemented its previously announced business strategy of focusing on the international cruise operations of its subsidiary, Windstar Sail Cruises Limited (“Windstar Cruises”). Windstar Cruises maintains a fleet of three internationally-flagged luxury yachts that provide travel and cruise opportunities to explore hidden harbors and secluded coves of treasured destinations with sailings in the Caribbean, Europe, the Americas and the Greek Isles. During the three months ended March 31, 2010, Windstar Cruises was the only operating division of the Company.
As of March 31, 2010, the Company has four remaining Majestic America Line vessels from an original fleet of seven. The four vessels, moored on the Columbia and Mississippi rivers, are not operating and are currently being marketed for sale or disposal, although there can be no assurances that we will be able to locate qualified buyers or dispose of the vessels in a timely manner. The Delta Queen® is currently leased under a bareboat charter agreement under which the lessee is operating a fixed location hotel on the ship in Tennessee. In January 2010, we pledged one of the vessels, the Columbia Queen, as collateral with a credit card processer rather than placing additional cash deposits with the institution for the purpose of accepting credit card deposits from our customers for passenger ticket revenues. As of March 31, 2010 and December 31, 2009, two of the four vessels of the Majestic America Line qualified for “held-for-sale” classification. See Note 10.
Discontinued Operations
During 2009, the Company completed the wind-down of operations or disposition of previously operated business segments or divisions, including the marine group, the reinsurance business and the travel and events business. Accordingly, the results of operations of these business segments are reported as discontinued operations in the accompanying condensed consolidated financial statements. See Note 2.
Liquidity
As of March 31, 2010 the Company held cash and cash equivalents and restricted cash of $15.7 million and had a working capital deficit of $1.3 million.
In 2009, the Company restructured a significant portion of its Convertible Notes in an Exchange Offer resulting in a reduction in the principal obligation of the Convertible Notes. In March 2010, the Company obtained a $15.0 million Credit Facility to be used to fund drydock costs as well as working capital and other corporate purposes of the Company and its subsidiaries. In addition to reducing outstanding indebtedness and obtaining the Credit Facility, the Company has restructured its core business activities so as to allow it to dedicate liquidity resources to the operations and growth of Windstar Cruises.
In 2010, as in other years, the Company will incur capital expenditures and costs required in the maintenance of the Windstar Cruise vessels. In 2010, planned capital expenditures and drydock projects are expected to be approximately $7.0 million. In April of 2010, the Company completed the scheduled drydock for the Wind Sprit. The Company incurred expenditures of $4.1 million on refurbishments. The cash required to fund these expenditures has been advanced under the Credit Facility and is reflected as restricted cash in the accompanying financial statements. A scheduled drydock for the Wind Star is planned in November 2010 where the Company expects to incur $2.5 million in refurbishments. The cash required to fund the November project will be provided by the Credit Facility.
The Company anticipates that operating cash flows, financing cash flows, and investing cash flows projected for 2010, cash and cash equivalents of $3.0 million at March 31, 2010, and the remaining funds available under the Credit Facility will be sufficient to fund ongoing operations through 2010. Business improvement initiatives and other actions are expected to improve operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. If the Company is unable to meet cash flow projections in 2010, it may need to seek additional sources of funding. If the pricing or terms for any new financing do not meet expectations, the Company may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations.

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
Seasonality
The Company’s business is seasonal. Cruise-related revenues are recognized at the completion of each cruise. As a result, a majority of the operating results will be recognized in the third quarter of each fiscal year, which coincides with the cruising season and highest occupancy rates. Future annual results could be adversely affected if revenue were to be substantially below seasonal norms during any quarter, particularly the third quarter of any fiscal year.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments, which consists of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2010 and its operating results and cash flow for the three months ended March 31, 2010 and March 31, 2009. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future periods.
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 and as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 26, 2010.
Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Subsequent Events
The Company has evaluated subsequent events through the filing date of this quarterly report on Form 10-Q.
Reclassifications
The travel and events segment qualified as a discontinued operation as of December 31, 2009. Accordingly, the assets and liabilities of the travel and events segment have been classified as held for sale as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 for travel and events have been included in the loss from discontinued operations. Certain reclassifications of prior year amounts have been made to conform to current year presentation. They consist of $2.1 million reclassified from accounts payable trade to accrued expenses as of December 31, 2009 and $0.7 million reclassified from compensation and benefits expense to onboard and other cruise revenue for the three months ended March 31, 2009. The reclassifications had no impact on net loss for the three months ended March 31, 2009.

Fair Value Measurements
The Company measures fair value using a set of standardized procedures that are outlined herein for all financial assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1 in the fair value hierarchy. In some instances where a market price may be available, but in an inactive or over-the-counter market where significant fluctuations in pricing could occur, the Company would consistently choose the dealer (market maker) pricing estimate and classify the financial asset or liability in Level 2 of the fair value hierarchy.
If quoted market prices or inputs are not available, fair value measurements are based upon methodologies that utilize current market or independently sourced market inputs. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, a financial asset or liability could be classified in either Level 2 or 3 of the fair value hierarchy even though there may be some significant inputs that are readily observable.
Cash and Cash Equivalents
Securities with remaining maturities of three months or less are classified as cash equivalents. The Company invests cash in excess of operating requirements in short-term time deposits, and other low risk investments.
Restricted Cash
The Company’s restricted cash consisted of (in thousands):

	March 31,	December 31,
	2010	2009

Restricted cash to secure credit card processing	$8,163	$11,000

Proceeds from Credit Facility, escrow account for drydock and capital expenditures	4,500	—

Cash deposit in escrow	—	200
Certificate of Deposit to secure letter of credit	70	70

Balance	$12,733	$11,270

The Company’s cruise passenger deposits are primarily received through credit card transactions. The Company has restricted cash held by banks in cash equivalents in order to secure processing of passenger deposits through credit cards. The restricted amounts are negotiated between the Company and the bank based on a percentage of the expected volume of future credit card transactions within a twelve-month period. The Company also received $4.5 million in borrowings under the Credit Facility which are designated under the agreement to pay drydock expenditures and are currently held in escrow. At December 31, 2009 the Company had $0.2 million of restricted cash held in escrow following the sale of the Queen of the West® which was released to the Company in February 2010.

Property, Vessels and Equipment
Property, vessels and equipment are stated at cost, net of accumulated depreciation. The Company expenses the cost of maintenance and repairs that do not improve or extend the lives of the respective assets when incurred. Major additions and betterments are capitalized. The Company’s ships are capitalized and depreciated using the straight-line method over the expected useful life ranging up to 30 years, net of a residual value that generally is approximately 15% of the initial value of the vessel. Ship replacement parts are capitalized and depreciated upon being placed in service. Office equipment is capitalized and depreciated using the straight-line method over the expected useful life of the equipment, ranging up to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the expected useful life of the improvement or the term of the related lease.
The Company performs reviews for the impairment of property, vessels and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assessment of possible impairment is based on the ability to recover the carrying value of the asset based on estimated undiscounted future cash flows. If these estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the excess, if any, of the asset’s carrying value over its estimated fair value. Judgments and estimates made related to property, vessels and equipment are affected by factors such as economic conditions, changes in resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Actual results could differ materially from these estimates.
Drydocking
The Company capitalizes drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock for each vessel and believes that this deferral method provides better matching of revenues and expenses than immediately expensing drydocking costs. Drydocking costs are included in prepaid costs and other current assets and in long-term assets in the accompanying balance sheet and are amortized over the cruising period between scheduled drydockings.
Intangible Asset
The Company holds one indefinite lived intangible asset consisting of the Windstar trade name. The Windstar trade name is tested for impairment at least annually or more frequently, whenever events or changes in circumstances indicates that the asset may be impaired. The Company’s management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and the Company’s strategic focus. Objective factors include observable inputs such as third party appraisals and management’s estimates of projected future earnings and cash flows.
Foreign Currency Transactions
Gains or losses resulting from the settlement of foreign currency transactions are included in the statement of operations in the period of the settlement.
Revenue Recognition
The Company records passenger ticket revenue net of applicable discounts and recognizes passenger ticket revenue and related costs of revenue when the cruise is completed. The Company generally receives from its customers a partially refundable deposit within one week of booking a cruise, with the balance typically remitted 90 days prior to the departure date of such cruise. If customers cancel their trip, the nonrefundable portion of their deposit is recognized as revenue on the date of cancellation. Passenger revenue representing travel insurance purchased at the time of reservation is recognized upon the completion of the cruise or passenger cancellation, whichever is earlier and the Company’s obligation has been met. Onboard and other cruise revenue, consisting primarily of beverage, spa, souvenir and shore excursion sales, is recognized as revenue when the cruise is completed.
Selling and Tour Promotion Expenses
Selling and tour promotion costs are expensed as incurred.

Income Taxes
The Company uses an asset and liability approach when accounting for income taxes that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2010 and December 31, 2009, the net deferred domestic tax asset is subject to a 100% valuation allowance.
Accounting for Share-Based Compensation Plans
The Company has two share-based employee compensation plans and uses the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The Company has recorded compensation expense of $0 and $(749,000) related to employee stock options and restricted stock, for the three months ended March 31, 2010 and 2009, respectively. Cancellations of unvested restricted stock due to employee terminations resulted in an $823,000 credit to compensation expense during the three months ended March 31, 2009 and is reflected as general and administrative expense in the accompanying financial statements.
No stock options were granted and no common shares were issued from the exercise of stock options during the three months ended March 31, 2010 and 2009.
The following table summarizes restricted stock award activity under the share based compensation plan during the three months ended March 31, 2010.

		Weighed Average Grant Date
	Number of Shares	Fair Value
Outstanding at December 31, 2009	481,816	$0.49
Awarded	53,535	$0.55
Forfeited	(53,535)	$0.49

Outstanding at March 31, 2010	481,816	$0.50

Recently Issued Accounting Standards
In June 2009, the FASB issued guidance under FASB ASC 810, Consolidation of Variable Interest Entities. The guidance amends previous accounting related to the Consolidation of Variable Interest Entities to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, ASC 810 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASC 810 had no effect on our consolidated financial statements.

2. Discontinued Operations and Assets Held for Sale
As of January 1, 2009, the assets and liabilities of the marine group and the reinsurance business qualified for “held for sale” treatment. On May 13, 2009, the marine group was sold and in September 2009, the Company executed an agreement with a third party whereby all reinsurance assets were assigned and related liabilities assumed. The Company exited the reinsurance business effective as of the date of this agreement. As of December 31, 2009, the travel and events business qualified as a discontinued operation as the Company completed its wind-down activities and ceased operations of the segment during the fourth quarter of 2009. As a result, the assets and liabilities of travel and events are also classified as held for sale in the accompanying financial statements.
The results of operations of these divisions are presented as discontinued operations in the accompanying condensed financial statements. Summarized operating results for discontinued operations are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Revenue from discontinued operations	$—	$15,715
Operating expenses from discontinued operations	(11)	(22,815)

Loss from discontinued operations before taxes	(11)	(7,100)
Income tax benefit	—	43

Loss from discontinued operations, net of taxes	$(11)	$(7,057)

The Company estimated the recoverability of the carrying value of the marine group and travel and events during the three months ended March 31, 2009 and recorded an impairment charge of $7.7 million, included in loss from discontinued operations. The amount of the impairment was based on the difference between the estimated net sales proceeds and the carrying value of the division as of March 31, 2009.
Certain Majestic America Line vessels qualified for classification as assets held for sale due to the probability of the asset disposal within a twelve month period and accordingly, the carrying value of these assets as well as assets and liabilities related to the discontinued travel and events segment are presented as assets held for sale as of March 31, 2010 and December 31, 2009. The Majestic vessels that met the criteria for assets held for sale did not operate in 2010 or 2009.
Theses assets and liabilities are summarized as follows (in thousands):

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets held for sale
Accounts receivable	$10	$148
Majestic America Line vessels	500	500
All other assets	40	40

	$550	$688

Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$336	$491

3. Inventory
The Company maintains an inventory of fuel, supplies, souvenirs and food and beverage products on board the Windstar vessels. Inventories are stated at the lower of cost or market, using standard costs, which approximates the first-in, first-out method. The components of inventory as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Food and beverage	$444	$449
Gift shop and supplies	757	652
Fuel	459	320

	$1,660	$1,421

4. Prepaid costs and other current assets
The components of prepaid costs and other current assets are as follows (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Current portion of prepaid drydocking costs	$1,106	$1,271
Prepaid loan fees	1,051	19
Prepaid insurance	682	497
Deferred costs	761	556
Deposits	822	373
Other prepaid costs and other current assets	548	529

	$$4,970	$3,245

5. Long term obligations
Long term obligations are as follows (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Guaranteed principal payment to MARAD	$948	$948
10% Senior Secured Notes, including interest	21,881	21,881
3.75% Convertible Notes, net of unamortized discount and offering costs of $2,116 and $2,362, respectively	29,084	28,838
Credit Facility	7,500	—

Less: current portion	(948)	(948)

Non-current portion	$58,465	$50,719

Guaranteed Principal Payment
In conjunction with the acquisition of the Majestic America Line assets of the Delta Queen®, the Company assumed a fixed-rate, 6.5% debt payable through 2020 guaranteed by MARAD and secured by a mortgage on the American Queen®. On November 15, 2008, the Company returned the American Queen® to MARAD’s custodial control. The Company had guaranteed principal payments on the debt assumed. At March 31, 2010, the Company had paid all guaranteed principal payments, except for $948,000.

3.75% Convertible Senior Notes
On April 3, 2007, the Company closed the sale of $97.0 million of 3.75% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private offering, pursuant to a purchase agreement dated March 28, 2007. A portion of the proceeds from the sale of the Convertible Notes was used to retire $60 million in seller financing incurred in connection with the acquisition of Windstar Cruises. The remaining proceeds were used for general corporate purposes.
The Company adopted FASB ASC 470-20-25, Debt with Conversion Options, to account for the Convertible Notes in January 2009. In accordance with ASC 470-20-25, the Company measured the fair value of the liability component as $84.9 million and allocated the remaining cash proceeds of $12.1 million to an equity component. A discount rate of 6.875% was used to determine the debt component based on assumed market conditions and the Company’s financial position at the time of debt placement. The adoption of ASC 470-20-25 increases the effective interest rate of the Convertible Notes to 6.875%.
On November 13, 2009, the Company completed an exchange offer (the “Exchange Offer”) to exchange each $1,000 principal amount of the outstanding Convertible Notes for (i) 230.3766 shares of the Company’s common stock, par value $0.01 per share, and (ii) 273.1959 principal amount of 10% Senior Secured Notes, due 2012, including guarantees from the Company’s subsidiaries. Approximately $65.8 million aggregate principal amount of the Convertible Notes were validly tendered and accepted. In exchange for the tendered Convertible Notes, the Company issued $18.0 million aggregate principal amount of new 10% Senior Secured Notes due January 2012 and approximately 15.2 million shares of its common stock. Approximately $31.2 million aggregate principal amount of the Convertible Notes remain outstanding.
The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 17.8763 shares per $1,000 principal amount (which is equivalent to an initial conversion price of approximately $55.94 per share), subject to adjustment upon the occurrence of certain events. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and on October 15 in each year, commencing October 15, 2007. The Company may redeem the remaining Convertible Notes in whole or in part after April 15, 2012. Holders of the Convertible Notes may require the Company to purchase all or a portion of the Convertible Notes, in cash, on April 15, 2012, April 15, 2017 and April 15, 2022 or upon the occurrence of specified fundamental changes (as defined in the purchase agreement dated March 28, 2007). If a holder elects to convert in connection with a specified fundamental change that occurs prior to April 15, 2012, the Company will in certain circumstances increase the conversion rate by a specified number of additional shares.
In connection with the issuance of the Convertible Notes, the initial purchaser withheld fees from the proceeds of the offering and the Company incurred debt offering costs. Debt discounts and offering costs of $2.1 million are being amortized to interest expense through the first note holder put date in April 2012 using the effective interest rate method.
10% Senior Secured Notes
The Company recorded the cancellation of $65.8 million of the Convertible Notes and issuance of the Senior Secured Notes and common shares as a troubled debt restructuring. The Company reduced the carrying amount of the tendered Convertible Notes by the value of the common stock and the future cash payments of the Senior Secured Notes. The Company valued the 15.2 million common shares at $0.53 or $8.0 million which was the closing price of the stock on the day the Exchange Offer was consummated. The future cash payment obligations of the Senior Secured Notes are $21.9 million (principal of $18.0 million and future interest payments of $3.9 million). Interest on the Senior Secured Notes is payable in kind or in cash, semiannually, at the Company’s option. In accordance with accounting for a troubled debt restructuring, the Company will not recognize interest expense related to the Senior Secured Notes in periods following the exchange as this cost reduced the gain at the time of the 2009 restructure.

Credit Facility
In March 2010, the Company executed a $15.0 million Credit Facility that consists of a $10.0 million term loan and a $5.0 million revolving line of credit. In connection with the establishment of the facility, we paid direct costs of $0.8 million to third parties and in connection with the first funding, we paid $0.6 million in annual commitment fees. Borrowings under the facility bear interest at 12% and mature January 2012. As of March 31, 2010, the Company has drawn $7.5 million under the term loan. Of these proceeds, $4.5 million has been reserved to fund the April 2010 drydock expenditures (scheduled for payment during the second quarter of 2010) and the remaining proceeds were used to pay the direct costs of the transaction and general corporate purposes. The Credit Facility contains various restrictive and financial covenants, including a requirement that the Company achieve certain minimum EBITDA levels and a limitation on capital expenditures. There are also restrictions regarding the use of the proceeds under the Credit Facility. In addition, at all times, the Company and its subsidiaries must maintain a minimum of $2.0 million in unrestricted cash and cash equivalents. If the Company fails to comply with these covenants the Company could default under the Credit Facility. A default under the Credit Facility could result in a default under the Senior Secured Notes or a cross-default under the Convertible Notes and/or other indebtedness, permitting the holders of any such indebtedness to accelerate such indebtedness.
As of March 31, 2010, the Company is in compliance with all covenants of its debt agreements.
Principal payments on the Company’s debt are scheduled as follows (in thousands):

Year Ended December 31,
2010	$948
2011	—
2012	59,633
2013	—
2014	—
Thereafter	—

60,581

Less: unamortized discount and offering costs	(2,116)

Debt balance March 31, 2010	$58,465

6. Comprehensive loss
The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(5,779)	$(11,412)
Change in unrealized gain (loss) on foreign currency translation	—	(168)

	$(5,779)	$(11,580)

7. Earnings (Loss) Per Share
Basic earnings (loss) per share (EPS) is computed by dividing net loss from continuing operations, discontinued operations and total income (loss) by the weighted average common shares outstanding. Diluted EPS includes the effect of any potential shares outstanding of dilutive stock options and shares issuable under the Convertible Notes. The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The dilutive effect of the Convertible Notes is calculated by adding back interest expense and amortization of offering costs, net of taxes, which would not have been incurred assuming conversion. Diluted EPS for the three months ended March 31, 2010 and 2009 does not include the dilutive effect of stock options or conversion of the Convertible Notes into the Company’s common shares since their inclusion would be anti-dilutive.

8. Income Taxes
The Company recorded an income tax provision from continuing operations of $33,000 for the three months ended March 31, 2010 compared to an income tax provision from continuing operations of $3,000 for the three months ended March 31, 2009. The Company currently records a full valuation allowance on its domestic deferred tax assets.
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
9. Commitments and Contingencies
The United States Maritime Administration (“MARAD”) filed a claim in the amount of $300,000 against the Company seeking settlement of one month’s payment under a charter agreement related to the Empress of the North®, prior to the vessel’s return in 2008, and a claim for amounts paid to third parties, if any, that may qualify under federal debt priority statutes. The Company filed a counter claim against MARAD which sought repayment from MARAD for inventory on the ship at the time of the return and insurance proceeds related to reimbursement for repairs to the ship. During the first quarter of 2010, the Company received and approved a settlement offer from the U.S. Department of Justice. Under the terms of the settlement, the Company agreed to make the payment under the charter agreement of $300,000 and accept a final payment from the U.S. government of $50,000. The Company made a payment of $250,000 during the first quarter of March 31, 2010 in full settlement of the claim.
MARAD has also filed a judgment against the Company for the collection of $1.2 million in connection with the acquisition of the American Queen®. Included in current liabilities at March 31, 2010 and December 31, 2009 is $948,000 in guaranteed principal payments that we believe is the amount owed to MARAD under this claim. A trial date in this case is scheduled during the second quarter of 2010. The Company intends to vigorously defend itself against this claim.
10. Subsequent Events
On May 7, 2010 the Company sold the Mississippi Queen®, one of the four remaining Majestic America Line vessels. The sales price approximates the carrying value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2009.
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
In September 2009 we completed the transition of our vessel management from a third-party vendor to in-house management. We believe this transition has resulted in efficiency gains and lower operating costs.
Majestic America Line- In April 2008, we announced plans to sell and cease operating the Majestic America Line, our U.S. flagged cruise ships that sailed along the inland rivers and coastal waterways of North America at the conclusion of the 2008 sailing season. The vessels are currently in lay up status and did not operate in 2010 or 2009, as we plan to exit the business in an orderly fashion. We sold one of the vessels, Queen of the West®, in November 2009. As of March 31, 2010, we had four remaining vessels. On May 7, 2010 the Company disposed of the Mississippi Queen®. We will continue marketing and disposition activities of the Majestic America Line in 2010, although there can be no assurances that we will be successful in the disposition of the vessels or in locating qualified buyers in a timely fashion.
The operations of previously owned businesses, including the marine group, reinsurance business, and travel and events are shown as discontinued operations in the accompanying consolidated financial statements. The assets and liabilities of travel and events and certain Majestic vessels are classified as “held for sale” at March 31, 2010 and December 31, 2009.

Exchange Offer and Credit Facility
In November 2009, we completed an exchange offer (the “Exchange Offer”) to exchange each $1,000 principal amount of our outstanding 3.75% Convertible Notes due 2027 (the “Convertible Notes”) for: (i) 230.3766 shares of the Company’s common stock, par value $0.01 per share, and (ii) 273.1959 principal amount of 10% Senior Secured Notes, due 2012, including guarantees from the Company’s subsidiaries, (the “Senior Notes”). Approximately $65.8 million aggregate principal amount of the Convertible Notes were validly tendered and accepted. In exchange for the tendered Convertible Notes, we issued approximately $18.0 million aggregate principal amount of Senior Notes and approximately 15.2 million shares of our common stock. Approximately $31.2 million aggregate principal amount of the Convertible Notes remain outstanding.
In March 2010, we entered into a $15.0 million credit facility (“Credit Facility”) which is composed of a $10.0 million term loan facility and a $5.0 million revolving line of credit. In connection with the establishment of the facility, we paid direct costs of $0.8 million to third parties which are reflected as current and long term prepaid expenses and will be amortized over the term of the facility as a component of interest expense. Borrowings under the facility bears interest at 12%, are secured on a first priority basis by substantially all of our assets and mature on January 2, 2012. The Credit Facility requires an annual commitment fee equal to 4% of each of the term loan and the outstanding revolving credit commitment. In connection with the first funding under the facility, we paid $0.6 million in annual commitment fees. As of March 31, 2010, we had drawn $7.5 million under the Credit Facility.
Critical Accounting Policies
Our consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the period. We evaluate our estimates and judgments, including those which impact our most critical accounting policies, on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, within the framework of current accounting literature. Actual results may differ, significantly at times, from these estimates under different assumption or conditions.
Our critical accounting policies, as described in our Annual Report on Form 10-K for the year ended December 31, 2009, relate to property, vessels and equipment, drydocking, intangible assets, revenue recognition, income taxes and share-based compensation. There have been no material changes to our critical accounting policies since December 31, 2009.

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
Selected Windstar Cruises operations statistical information is as follows:

	Three Months Ended
	March 31,
	2010	2009
Passengers Carried	5,460	6,456
Occupancy Percentage	74.8%	85.0%
Passenger Cruise Days	38,220	45,192
APCD	51,072	53,144
COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 TO THE THREE MONTHS ENDED MARCH 31, 2009
Revenue
Total revenue from continuing operations for the three months ended March 31, 2010 was $12.6 million, compared to $16.1 million for the three months ended March 31, 2009. The decrease in revenue was primarily due to the economic conditions over the last twelve months which impacted both occupancy rates and price points of ticket sales during the first quarter of 2010. Our occupancy rates were 74.8% during the first quarter of 2010 compared to 85.0% in the comparable quarter in 2009. The Company experienced a decline in the number of charter and incentive sailings during the first quarter of 2010 as compared to the prior period in 2009. This is a primary driver in the decline in ticket revenue year over year. Bookings for 2011 charter and incentive sailings have increased in recent months when compared to the same timeframe a year ago.
Onboard revenues totaled $3.2 million during the three months ended March 31, 2010 compared to $3.6 million during 2009. Beverage sales and spa services are the primary sources of onboard guest revenues and have remained consistent year over year.

Cruise Operating Expenses
Cruise operating expenses were $11.7 million for the three months ended March 31, 2010 compared to $13.2 million for the three months ended March 31, 2009. The decrease in cruise operating expenses is primarily due to the reduction in materials and services and efficiencies gained following the transition of the ship management from a third party management company to in-house personnel in September of 2009.
Selling and Tour Promotion Expenses
Selling and tour promotion expenses increased to $2.3 million for the three months ended March 31, 2010 from $1.9 million for the three months ended March 31, 2009. This was mainly due to an aggressive initiative in 2009 to reduce spending in the areas of direct advertising, co-op marketing and advertising media. As a percentage of total revenue, selling and tour promotion increased to 18.2% during the three months ended March 31, 2010 from 11.7% during the three months ended March 31, 2009.
General and Administrative Expenses
General and administrative expenses were $2.0 million for the three months ended March 31, 2010 compared to $1.3 million for the three months ended March 31, 2009, or an increase of $0.7 million. The prior year reflected a $0.8 million credit in stock based compensation related to forfeitures of equity awards upon employee termination. During the current three months, we have incurred legal costs for general corporate matters related to the continued restructuring of our company, including recruiting qualified personnel to replace our interim chief executive officer and for other positions. As a percentage of total revenue, general and administrative expenses increased to 16.2% for the three months ended March 31, 2010 from 7.8% for the three months ended March 31, 2009 due primarily to the nonrecurring stock-based compensation expense credit.
Depreciation and Amortization
Depreciation expense was $1.9 million for the three months ended March 31, 2010 compared to $2.7 million for the three months ended March 31, 2009. Depreciation expense during the three months ended March 31, 2010 decreased $0.8 million due to the reduction in the carrying value of the Windstar Cruises and Majestic vessels following fair value impairments in the second and third quarters of 2009, as well as the reduction in the number of vessels in the Majestic America Line subject to depreciation.
Operating loss from continuing operations
Operating loss from continuing operations totaled $5.2 million for the three months ended March 31, 2010 compared to an operating loss from continuing operations of $3.0 million for the three months ended March 31, 2009. The decline in operating income is the result of the changes described above for each of the revenue and expense line items, primarily due to the decrease in total revenue from continuing operations.
Other Expense
Other expense for the three months ended March 31, 2010 was $0.5 million compared to $1.4 million for the three months ended March 31, 2009. The decrease in other expense is attributed to $1.1 million reduction in interest expense attributable to our Exchange Offer, resulting from accounting for the exchange of the 3.75% Convertible Notes in November of 2009 for common stock and 10% Senior Secured Notes as a debt restructuring.

Income Taxes
We recorded an income tax provision from continuing operations for the three months ended March 31, 2010 of $33,000 compared to an income tax provision of $3,000 for the three months ended March 31, 2009. We have established a full valuation allowance on our deferred tax assets as of March 31, 2010.
Net loss from discontinued operations
Net loss from discontinued operations for the three months ended March 31, 2010 totaled $11,000 compared to $7.1 million in the comparable quarter in 2009. The three months ended March 31, 2010 include costs related to travel and events residual activity. The three months ended March 31, 2009 includes the operating results of the marine, reinsurance, and travel and events business. The losses recorded during the three months ended March 31, 2009 also include an impairment charge of $5.0 million related to the marine group and a $2.7 million impairment charge related to travel and events due to the excess carrying value of the assets of the divisions compared to the realizable value upon disposition.
Liquidity and Capital Resources
Due to the global downturn in the economy and other factors, we have restructured our long term indebtedness, restructured our operations, and obtained additional sources of financing. The downturn in the economy and these restructuring activities have resulted in cash outflows from operating activities of $6.0 million and $4.5 million during the three months ended March 31, 2010 and 2009, respectively.
In 2009, we restructured a significant portion of the Convertible Notes in the Exchange Offer and, in 2010, we obtained a $15.0 million Credit Facility. In addition to reducing outstanding indebtedness and obtaining the Credit Facility for working capital and to fund drydock and capital expenditures, we restructured our core business activities so as to allow us to dedicate liquidity resources to the operations and growth of Windstar Cruises.
In 2010, as in other years, we will incur capital expenditures and costs for improvements required in the maintenance of our ships. In 2010, planned capital expenditures and drydock projects are expected to be approximately $7.0 million. We completed a drydock in April 2010 for the Wind Sprit where we incurred $4.1 million in refurbishments. We also have a scheduled drydock for the Wind Star in November 2010 where we expect to incur $2.5 million in refurbishments.
We believe that the operating cash flows, financing cash flows, and investing cash flows projected for 2010, cash and cash equivalents of $3.0 million at March 31, 2010, and the remaining funds available under the Credit Facility, will be sufficient to fund ongoing operations through 2010. We expect our business improvement initiatives and other actions will improve operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. If we are unable to meet our cash flow projections in 2010, we may need to seek additional sources of funding. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations.
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
Net cash used in operating activities for the three months ended March 31, 2010 was approximately $6.0 million, compared to net cash used in operating activities of $4.5 million for the three months ended March 31, 2009. The increase in cash used in operating activities during the current quarter primarily relates to the reduction of cash provided by discontinued operations and an increase in restricted cash relating to the Credit Facility, offset by reduced payment of trade payables and accrued liabilities and an increase in passenger deposits.

Net cash used in investing activities for the three months ended March 31, 2010 decreased slightly to $0.1 million compared to $0.2 million for the three months ended March 31, 2009.
Net cash provided by financing activities for the three months ended March 31, 2010 was $6.5 million compared to net cash used in financing activities of $0.2 million for the three months ended March 31, 2009. The significant source of cash in the current quarter was the $7.5 million draw on the Credit Facility, less $1.0 million in financing fees, in March 2010 with no similar transaction in the first quarter of 2009.
Our cruise passenger deposits are primarily received through credit card transactions. As of March 31, 2010, we had $8.2 million of restricted cash held by banks in cash equivalents as amounts required to secure processing of passenger deposits through credit cards. The restricted amounts are negotiated between us and the banks based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period. In addition to cash held by the banks, we pledged one of the Majestic America Line vessels as collateral under a processing agreement. This action reduced the amount of cash held as required by the processor.
Trends and Uncertainties
The results of operations and financial position of our business may be affected by a number of trends or uncertainties that have, or that we reasonably expect could have, a material effect on income from continuing operations, cash flows and financial position. Such trends and uncertainties include the repercussions of the global economic downturn, natural disasters or terrorist acts. We will also, from time to time, consider the acquisition of or investment in businesses, services and technologies that might affect our liquidity requirements.
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecasted by our forward-looking statements. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements were made. Such risks and uncertainties include, among others:
•	our ability to obtain additional financing at reasonable rates;

•	our ability to refinance our debt;

•	our ability to continue to operate as a going concern;

•	our ability to effectively and efficiently operate our cruise operations;

•	customer cancellation rates;

•	competitive conditions in the industry in which we operate;

•	marketing expenses;

•	extreme weather conditions;

•	the impact of new laws and regulations affecting our business;

•	negative incidents involving cruise ships, including those involving the health and safety of passengers;

•	cruise ship maintenance problems;

•	reduced consumer demand for vacations and cruise vacations;

•	changes in fuel, food, payroll, insurance and security costs;

•	changes in relationships with certain travel providers;

•	changes in vacation industry capacity;

•	other economic factors and other considerations affecting the travel industry; and

•	other factors discussed in this Quarterly Report on Form 10-Q.
The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission and the “Risk Factors” we included in that report.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, management, being our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the last fiscal quarter covered by the report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The United States Maritime Administration (“MARAD”) filed a claim in the amount of $300,000 against the Company seeking settlement of one month’s payment under a charter agreement related to the Empress of the North®, prior to the vessel’s return in 2008, and a claim for amounts paid to third parties, if any, that may qualify under federal debt priority statutes. The Company filed a counter claim against MARAD which sought repayment from MARAD for inventory on the ship at the time of the return and insurance proceeds related to reimbursement for repairs to the ship. During the first quarter of 2010, the Company received and approved a settlement offer from the U.S. Department of Justice. Under the terms of the settlement, the Company agreed to make the payment under the charter agreement of $300,000 and accept a final payment from the U.S. government of $50,000. The Company made a payment of $250,000 during the first quarter of March 31, 2010 in full settlement of the claim.
MARAD has also filed a judgment against the Company for the collection of $1.2 million in connection with the acquisition of the American Queen®. Included in current liabilities at March 31, 2010 and December 31, 2009 is $948,000 in guaranteed principal payments that we believe is the amount owed to MARAD under this claim. A trial date in this case is scheduled during the second quarter of 2010. The Company intends to vigorously defend itself against this claim.

Item 1A.	Risk Factors.
Item 1A of Part I of our Form 10-K, for the year ended December 31, 2009, summarizes material risks that investors should carefully consider before deciding to buy or maintain an investment in our securities. Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline. There are no material changes to the risk factors set forth in the above-referenced report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
As previously disclosed, on November 12, 2009, the Company received a Nasdaq Staff Deficiency Letter from the Nasdaq Stock Market Listing Qualifications Department indicating that the Company had failed to meet the minimum bid price requirement of $1.00 for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1) (the “Minimum Bid Requirement”). The letter gave the Company notice that the bid price of its common shares had closed under $1.00 for 30 consecutive business days. The letter gave the Company until May 11, 2010 to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Company’s common shares would have to meet or exceed the Minimum Bid Requirement for at least ten consecutive business days.
As anticipated, on May 12, 2010, the Company received a Nasdaq Staff Determination Letter indicating that the Company had not regained compliance with the Minimum Bid Requirement. The May 12, 2010 letter further indicated that trading of the Company’s common stock will be suspended at the opening of business on May 21, 2010, and that the Company’s common stock will be removed from listing on the NASDAQ Global Market. The letter also indicated that if the Company requests a hearing to appeal the staff’s determination by May 19, 2010, the suspension will be stayed.
The Company plans to request a hearing before a Nasdaq Hearings Panel to appeal the staff’s delisting determination. As noted above, the request for a hearing will stay the suspension of the Company’s common stock pending the issuance of the panel’s written decision. Accordingly, the Company’s common stock is expected to continue to be traded on the NASDAQ Global Market pending the conclusion of the appeal process. There can be no assurance that the panel will grant the Company’s request for a hearing or for continued listing.
The board of directors of the Company is considering implementing a reverse stock split to achieve the Minimum Bid Requirement, but has not yet made a final determination. Any such action may require stockholder approval.

Item 6.	Exhibits.

Exhibit No.		Description

10.1
Employment Agreement, dated April 26, 2010, between Ambassadors International, Inc. and Hans Birkholz (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 30, 2010)

31.1	*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Attached hereto.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)
Date: May 13, 2010	By:	/s/ Mark T. Detillion
Mark T. Detillion
Chief Financial Officer, (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit No.		Description

10.1
Employment Agreement, dated April 26, 2010, between Ambassadors International, Inc. and Hans Birkholz (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 30, 2010)

31.1	*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Attached hereto.