Form 10-Q
period 2010-06-30
AMBASSADORS INTERNATIONAL INC
filed 2010-08-13
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of August 9, 2010 was 26,571,092.

AMBASSADORS INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

Ambassadors International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets:
Cash and cash equivalents	$3,056	$2,576
Restricted cash	10,017	11,270
Other receivables	312	179
Prepaid costs and other current assets	6,044	2,882
Inventory	1,464	1,421
Assets held for sale	2,426	688

Total current assets	23,319	19,016

Property, vessels and equipment, net	61,120	66,117
Intangible asset	5,500	5,500
Other assets	3,607	1,286

Total assets	$93,546	$91,919

Liabilities:
Accounts payable	$3,489	$6,302
Passenger deposits	17,927	11,499
Accrued expenses	5,213	5,183
Current portion of long term debt	948	948
Liabilities related to assets held for sale	550	491

Total current liabilities	28,127	24,423

Passenger deposits	614	248
Long term debt net of discount of $1,866 at June 30, 2010 and $2,362 at December 31, 2009, respectively	59,291	50,719

Total liabilities	88,032	75,390
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 26,571,092 shares issued and outstanding at June 30, 2010 and 26,517,557 at December 31, 2009	260	260
Additional paid-in capital	118,787	118,785
Accumulated deficit	(113,533)	(102,516)

Total stockholders’ equity	5,514	16,529

Total liabilities and stockholders’ equity	$93,546	$91,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues:
Passenger ticket revenue	$10,455	$11,416	$19,751	$23,429
Onboard and other cruise revenue	2,913	3,209	6,266	7,294

	13,368	14,625	26,017	30,723

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	2,960	3,107	5,868	6,318
Passenger expenses	751	822	1,705	2,224
Materials and services	5,806	5,884	11,227	11,862
Repairs and maintenance	1,426	1,537	2,722	2,736
Commissions and other cruise operating expenses	1,287	1,194	2,327	2,375

	12,230	12,544	23,849	25,515
Selling and tour promotion	1,901	2,126	4,166	3,902
General and administrative	2,138	2,574	4,251	4,213
Impairment	175	14,000	175	14,000
Depreciation	1,773	2,703	3,658	5,404

	18,217	33,947	36,099	53,034

Operating loss from continuing operations	(4,849)	(19,322)	(10,082)	(22,311)

Other income (expense):
Interest expense	(1,089)	(1,685)	(1,660)	(3,334)
Other, net	106	(160)	174	125

	(983)	(1,845)	(1,486)	(3,209)

Loss from continuing operations before income taxes	(5,832)	(21,167)	(11,568)	(25,520)
Benefit from income taxes	(178)	(194)	(146)	(191)

Loss from continuing operations	(5,654)	(20,973)	(11,422)	(25,329)
Income (loss) from discontinued operations, net of tax	416	(1,074)	405	(8,130)

Net loss	$(5,238)	$(22,047)	$(11,017)	$(33,459)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations — continued
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Loss per share from continuing operations:
Basic and Diluted	$(0.21)	$(1.92)	$(0.43)	$(2.28)

Earnings (loss) per share from discontinued operations:
Basic and Diluted	$0.02	$(0.10)	$0.02	$(0.73)

Loss per share:
Basic and Diluted	$(0.20)	$(2.02)	$(0.42)	$(3.01)

Weighted-average common shares outstanding:
Basic and Diluted	26,521	10,918	26,518	11,117
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(11,017)	$(33,459)
Income (loss) from discontinued operations	405	(8,130)

Loss from continuing operations	(11,422)	(25,329)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,658	5,404
Amortization of debt discount	496	1,503
Gain on sale of marine vessel	(100)	—
Impairment loss	175	14,000
Foreign currency translation	—	(9)
Share-based compensation expense (benefit)	2	(427)
Change in assets and liabilities:
Other receivables	(133)	(449)
Inventory	(43)	275
Prepaid costs and other current assets	(2,799)	(1,079)
Other assets	(2,463)	(579)
Accounts payable and accrued expenses	(2,569)	(2,206)
Restricted cash	1,253	1,033
Passenger deposits	6,573	88
Discontinued operations	(221)	4,458

Net cash used in operating activities	(7,593)	(3,317)

Cash flows from investing activities:
Purchase of property, vessels and equipment	(427)	(153)
Proceeds from sale of assets	425	—
Discontinued operations	—	(1,199)

Net cash used in investing activities	(2)	(1,352)

Cash flows from financing activities:
Proceeds from borrowings under Credit Facility	8,075	—
Discontinued operations	—	48

Net cash provided by financing activities	8,075	48

Net increase (decrease) in cash and cash equivalents:	480	(4,621)
Cash and cash equivalents, beginning of period	2,576	10,105

Cash and cash equivalents, end of period	$3,056	$5,484

Supplemental disclosure of cash flow information
Credit facility financing fees	$1,034	—
Barter transactions	$221	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Description of the Company and Basis of Presentation
Ambassadors International, Inc. (the “Company”) has implemented its previously announced business strategy of focusing on the international cruise operations of its subsidiary, Windstar Sail Cruises Limited (“Windstar Cruises”). Windstar Cruises maintains a fleet of three internationally-flagged luxury yachts that provide travel and cruise opportunities to explore hidden harbors and secluded coves of treasured destinations with sailings in the Caribbean, Europe, the Baltic, the Americas and the Greek Isles. During the six months ended June 30, 2010, Windstar Cruises was the only operating division of the Company.
As of June 30, 2010, the Company has two remaining Majestic America Line vessels from an original fleet of seven. The two vessels are not operating and are currently being marketed for sale or disposal, although there can be no assurances that the Company will be able to locate qualified buyers or dispose of the vessels in a timely manner. One of the vessels, the Delta Queen®, is currently leased under a bareboat charter agreement under which the lessee is operating a fixed location hotel on the ship in Chattanooga Tennessee. In January 2010, the other remaining vessel, the Columbia Queen, was pledged as collateral with a credit card processer rather than placing additional cash deposits with the institution for the purpose of accepting credit card deposits from our customers for passenger ticket revenues. As of June 30, 2010, the Delta Queen® qualified for “held-for-sale” classification. During the second quarter of 2010, the Company sold the Mississippi Queen and the Contessa for cash proceeds that approximated each vessel’s carrying amount at the time of sale.
Discontinued Operations
During 2009, the Company completed the wind-down of operations or disposition of previously operated business segments or divisions, including the marine group, the reinsurance business and the travel and events business. Accordingly, the results of operations of these former business segments are reported as discontinued operations in the accompanying condensed consolidated financial statements. See additional discussion in Note 2.
Liquidity
As of June 30, 2010 the Company held cash and cash equivalents and restricted cash of $13.1 million.
In 2009, the Company restructured a significant portion of its Convertible Notes in an Exchange Offer resulting in a reduction in the principal obligation of the Convertible Notes. In March 2010, the Company obtained a $15.0 million Credit Facility to be used to fund drydock costs as well as working capital and other corporate purposes of the Company. In addition to reducing outstanding indebtedness and obtaining the Credit Facility, the Company has restructured its core business activities so as to allow it to dedicate liquidity resources to the operations and growth of Windstar Cruises.
The Company incurs capital expenditures and costs to maintain the Windstar Cruise vessels. In 2010, capital expenditures and drydock projects are expected to be approximately $7.0 million. In April 2010, the Company completed the scheduled drydock for the Wind Sprit. The Company incurred expenditures of $4.1 million on refurbishments to the Wind Spirit. The cash required to fund these expenditures was advanced under the Credit Facility. A scheduled drydock for the Wind Star is planned in November 2010 where the Company expects to incur $1.8 million in refurbishments. It is expected that the cash required to fund the November project will also be provided under the Credit Facility.

The Company anticipates that operating cash flows, financing cash flows, and investing cash flows projected for 2010, cash and cash equivalents of $3.1 million at June 30, 2010, and the remaining funds available under the Credit Facility will be sufficient to fund ongoing operations through 2010. Business improvement initiatives and other actions are expected to improve operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. If the Company is unable to meet cash flow projections in 2010, it may need to seek additional sources of funding. If the pricing or terms for any new financing do not meet expectations, the Company may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations.
Substantially all of our long-term indebtedness is scheduled to mature or may need to be repaid during 2012, or earlier in certain circumstances. We do not expect that our cash flows from operations will generate sufficient funds to enable us to repay or repurchase this indebtedness when we are required to do so. Accordingly, our ability to satisfy these obligations will depend upon our ability to refinance this indebtedness or to obtain additional funds through borrowings, sales of debt or equity securities, asset sales or other transactions.
Seasonality
Cruise-related revenues are recognized at the completion of each cruise and the Company operates and provides cruise services throughout the year. The Company’s revenues have historically trended higher in the third quarter of each year which coincides with the peak cruising season and highest occupancy rates. Future annual results could be adversely affected if revenue were to be substantially below norms during any quarter.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments, which consists of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2010 and its operating results and cash flow for the six months ended June 30, 2010 and June 30, 2009. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future periods.
The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 and as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 26, 2010. These documents can be found at www.ambassadors.com/invrel.htm.
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

Reclassifications
As of December 31, 2009, the travel and events segment qualified as a discontinued operation as the Company completed it’s wind down activities and ceased operations of the segment during the fourth quarter of 2009. Accordingly, the assets and liabilities of the travel and events segment have been classified as held for sale and the results of operations for the three and six months ended June 30, 2009 for this segment have been included in the loss from discontinued operations. Certain reclassifications of prior year amounts have been made to conform to current year presentation. They consist of $2.1 million reclassified from accounts payable trade to accrued expenses as of December 31, 2009, $0.4 million from current to long term assets, $0.6 million and $1.3 million reclassified from compensation and benefits to onboard and other cruise revenue for the three and six months ended June 30, 2009, respectively, as well as other amounts within cruise operating expenses. These reclassifications had no impact on net loss for the three and six months ended June 30, 2009.
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
Restricted Cash
The Company’s restricted cash consisted of (in thousands):

	June 30,	December 31,
	2010	2009

Restricted cash to secure credit card processing	$8,935	$11,000
Proceeds from Credit Facility, escrow account for drydock and capital expenditures	512	—

Cash deposit in escrow	—	200
Certificate of deposits held as collateral	570	70

	$10,017	$11,270

The Company’s cruise passenger deposits are primarily received through credit card transactions. The Company has restricted cash held by banks in cash equivalents in order to secure processing of passenger deposits through credit cards. The restricted amounts are negotiated between the Company and the bank based on a percentage of the expected volume of future credit card transactions within a twelve-month period. Borrowings under the Credit Facility, which are designated to fund drydock and capital expenditures, are held in escrow pending payment for such expenditures. As of June 30, 2010, the remaining $0.5 million in escrow is expected to be paid to service providers in the third quarter of 2010. In June 2010, the Company pledged a $0.5 million certificate of deposit to a bank as security under certain bank account control agreements required under the Credit Facility. At December 31, 2009 $0.2 million of restricted cash was held in escrow following the sale of the Queen of the West® which was released to the Company in February 2010.

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
Current and Other Assets, including Drydock Costs
The Company defers drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock for each vessel and believes that this deferral method provides better matching of revenues and expenses than immediately expensing drydocking costs. Drydocking costs are included in prepaid costs and other current assets and in long-term assets in the accompanying balance sheet and are amortized over the cruising period between scheduled drydockings.
Intangible Asset
The Company holds one indefinite lived intangible asset consisting of the Windstar trade name. The Windstar trade name is tested for impairment at least annually or more frequently, whenever events or changes in circumstances indicate that the asset may be impaired. The Company’s management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry and product trends and the Company’s strategic focus. Objective factors include observable inputs such as third party appraisals and management’s estimates of projected future earnings and cash flows.
Foreign Currency Transactions
Gains or losses resulting from the settlement of foreign currency transactions are included in the statement of operations in the period of the settlement.

Revenue Recognition
The Company records passenger ticket revenue net of applicable discounts and recognizes passenger ticket revenue and related costs of revenue when the cruise is completed. The Company generally receives from its customers a partially refundable deposit within one week of booking a cruise, with the balance typically remitted 90 days prior to the departure date of such cruise. If customers cancel their trip, the nonrefundable portion of their deposit is recognized as revenue on the date of cancellation. Passenger revenue representing travel insurance purchased at the time of reservation is recognized upon the completion of the cruise or passenger cancellation, whichever is earlier and the Company’s obligation has been met. Onboard and other cruise revenue, consisting primarily of beverage, spa, shore excursion sales, as well as pre and post cruise services, is recognized as revenue when the cruise is completed.
Selling and Tour Promotion Expenses
Selling and tour promotion costs are expensed as incurred.
Barter Transactions
The Company joined a barter organization in 2010. The membership allows the Company to exchange Windstar cruises for barter credits, which the Company can use to purchase goods and services of member organizations of the barter organization. The Company intends to use the barter credits primarily for the purchase of advertising and promotional goods and services. The exchange of the Company’s services for barter credits is recorded at the fair value of the cruise estimated by reviewing comparable cruise fares sold in similar geographic areas. Non-cash revenue recognized as a result of barter arrangements were $0.1 million in 2010 and $0 in 2009.
As of June 30, 2010 the Company has barter credits of $0.2 million that are available for the purchase of goods and services through the barter organization.
Income Taxes
The Company uses an asset and liability approach when accounting for income taxes that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2010 and December 31, 2009, the net deferred domestic tax asset is subject to a 100% valuation allowance.
Accounting for Share-Based Compensation Plans
The Company has two share-based employee compensation plans and uses the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The Company has recorded compensation expense of $0 and $(0.4 million) related to employee stock options and restricted stock, for the six months ended June 30, 2010 and 2009, respectively. Cancellations of unvested restricted stock due to employee terminations resulted in an $823,000 credit to compensation expense during the three months ended March 31, 2009 and is reflected as general and administrative expense in the accompanying financial statements.
No common shares were issued from the exercise of stock options during the six months ended June 30, 2010 and 2009.
During the second quarter of 2010, the Company’s board of directors authorized the grant of stock options to the Company’s chief executive officer but the grant was contingent on shareholder approval of certain amendments to the 2005 Incentive Award Plan. These amendments were approved at the 2010 annual meeting of shareholders. See Note 9.

The following table summarizes restricted stock award activity under the share based compensation plan during the six months ended June 30, 2010.

		Weighed
		Average
		Grant Date
	Number of Shares	Fair Value
Outstanding at December 31, 2009	481,816	$0.49
Awarded	107,070	$0.55
Forfeited	(53,535)	$0.49

Outstanding at June 30, 2010	535,351	$0.51

Recently Issued Accounting Standards
In June 2009, the FASB issued guidance under FASB ASC 810, Consolidation of Variable Interest Entities. The guidance amends previous accounting related to the Consolidation of Variable Interest Entities to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, ASC 810 requires an ongoing reconsideration of the primary beneficiary and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASC 810 had no effect on our consolidated financial statements.
2. Discontinued Operations and Assets Held for Sale
As of January 1, 2009, the assets and liabilities of the Company’s marine group and the reinsurance business qualified for “held for sale” treatment. On May 13, 2009, the marine group was sold and in September 2009, the Company executed an agreement with a third party whereby all reinsurance assets were assigned and related liabilities assumed. The Company exited the reinsurance business effective as of the date of this agreement. However, the Company retained the right to a 50% participation in any future cash distribution of excess reserves related to the wind down and conclusion of the reinsurance programs. During the three months ended June 30, 2010, the Company earned $0.6 million, net of administration fees under the participation agreement. These amounts are reflected in income from discontinued operations and assets held for sale at June 30, 2010. As of December 31, 2009, the travel and events business qualified as a discontinued operation as the Company completed its wind-down activities and ceased operations of the segment during the fourth quarter of 2009. As a result, the assets and liabilities of travel and events are also classified as held for sale in the accompanying financial statements.
The results of operations of these divisions are presented as discontinued operations in the accompanying condensed financial statements. Summarized operating results for discontinued operations are as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Revenue from discontinued operations	$620	$25,680
Operating expenses from discontinued operations	(11)	(33,419)

Income (loss) from discontinued operations before taxes	609	(7,739)
Income tax provision	(204)	(391)

Income (loss) from discontinued operations, net of taxes	$405	$(8,130)

The Company estimated the recoverability of the carrying value of the marine group and travel and events during the six months ended June 30, 2009 and recorded an impairment charge of $7.7 million, included in loss from discontinued operations. The amount of the impairment was based on the difference between the net sales proceeds and the carrying value of the division.

One Majestic American Line vessel qualified for classification as assets held for sale due to the probability of the asset disposal within a twelve month period and accordingly, the carrying value of this asset as well as assets and liabilities related to the discontinued travel and events segment are presented as assets held for sale as of June 30, 2010 and December 31, 2009. The Majestic vessel that met the criteria for assets held for sale did not operate in 2010 or 2009.
Theses assets and liabilities are summarized as follows (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets held for sale:
Majestic America Line vessels	$1,765	$500
Reinsurance Receivable and other assets	661	188

	$2,426	$688

Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$550	$491

3. Inventory
The Company maintains an inventory of fuel, supplies, souvenirs and food and beverage products on board the Windstar vessels. Inventories are stated at the lower of cost or market, using average cost, and approximate the first-in, first-out method. The components of inventory as of June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)
Food and beverage	$394	$449
Gift shop and supplies	756	652
Fuel	314	320

	$1,464	$1,421

4. Prepaid costs and other current assets
The components of prepaid costs and other current assets are as follows (in thousands):

	June 30,	December 31,
	2010	2009
	(unaudited)
Current portion of prepaid drydocking costs	$2,578	$1,271
Prepaid loan fees	924	19
Prepaid insurance	433	497
Deferred costs	1,364	556
Other prepaid costs and other current assets	745	539

	$6,044	$2,882

5. Long term obligations
Long term obligations are as follows (in thousands):

	June 31,	December 31,
	2010	2009
	(unaudited)
Guaranteed principal payment to MARAD	$948	$948

10% Senior Secured Notes, including interest	21,881	21,881
3.75% Convertible Notes, net of unamortized discount of $1,866 and $2,362, respectively	29,335	28,838
Credit Facility	8,075	—

Less: current portion	(948)	(948)

Non-current portion	$59,291	$50,719

Guaranteed Principal Payment
In conjunction with the acquisition of the Majestic America Line assets of the Delta Queen®, the Company assumed a fixed-rate, 6.5% debt payable through 2020 guaranteed by MARAD and secured by a mortgage on the American Queen®. On November 15, 2008, the Company returned the American Queen® to MARAD’s custodial control. The Company had guaranteed principal payments on the debt assumed. At June 30, 2010, the Company had paid all guaranteed principal payments, except for $948,000. See Note 8.
3.75% Convertible Senior Notes
On April 3, 2007, the Company closed the sale of $97.0 million of 3.75% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private offering. A portion of the proceeds from the sale of the Convertible Notes was used to retire $60 million in seller financing incurred in connection with the acquisition of Windstar Cruises. The remaining proceeds were used for general corporate purposes.
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
On November 13, 2009, the Company completed an exchange offer (the “Exchange Offer”) to exchange each $1,000 principal amount of the outstanding Convertible Notes for (i) 230.3766 shares of the Company’s common stock, par value $0.01 per share, and (ii) 273.1959 principal amount of 10% Senior Secured Notes, due 2012, which were guaranteed by the Company’s subsidiaries. Approximately $65.8 million aggregate principal amount of the Convertible Notes were validly tendered and accepted. In exchange for the tendered Convertible Notes, the Company issued $18.0 million aggregate principal amount of new 10% Senior Secured Notes due January 2012 and approximately 15.2 million shares of its common stock. Approximately $31.2 million aggregate principal amount of the Convertible Notes remain outstanding as of June 30, 2010.

The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 17.8763 shares per $1,000 principal amount (which is equivalent to an initial conversion price of approximately $55.94 per share), subject to adjustment upon the occurrence of certain events. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and on October 15 in each year, commencing October 15, 2007. The Company may redeem the remaining Convertible Notes in whole or in part after April 15, 2012. Holders of the Convertible Notes may require the Company to purchase all or a portion of the Convertible Notes, plus interest, in cash, on April 15, 2012, April 15, 2017 and April 15, 2022 or upon the occurrence of specified fundamental changes. If the Company’s common stock ceases to be listed on the Nasdaq Global Market and is not listed on an established national securities exchange or automated over-the-counter trading market in the United States, a fundamental change would be deemed to have occurred for purposes of the Convertible Notes. The Company does not have sufficient funds available for such repurchase, if required. Failure to make any such required repurchase would constitute an event of default under the Convertible Notes and a cross-default for purposes of substantially all outstanding long-term debt.
In connection with the issuance of the Convertible Notes, the initial purchaser withheld fees from the proceeds of the offering and the Company incurred debt offering costs. Debt discounts and offering costs of $1.9 million are being amortized to interest expense through the first note holder put date in April 2012 using the effective interest rate method.
10% Senior Secured Notes
The Company recorded the cancellation of $65.8 million of the Convertible Notes and issuance of the Senior Secured Notes and common shares in November 2009 as a troubled debt restructuring. The Company reduced the carrying amount of the tendered Convertible Notes by the value of the common stock and the future cash payments of the Senior Secured Notes. The Company valued the 15.2 million common shares at $0.53 per share (or $8.0 million in the aggregate) which was the closing price of the stock on the day the Exchange Offer was consummated. The future cash payment obligation of the Senior Secured Notes is $21.9 million (principal and interest). Interest on the Senior Secured Notes is payable in kind or in cash, semi-annually, at the Company’s option. In accordance with accounting for a troubled debt restructuring, the Company will not recognize interest expense related to the Senior Secured Notes in periods following the exchange as this cost reduced the gain at the time of the 2009 restructure.
Credit Facility
In March 2010, the Company established a $15.0 million Credit Facility that consists of a $10.0 million term loan and a $5.0 million revolving line of credit. In connection with the establishment of the facility, the Company paid direct costs of $0.8 million to third parties and $0.6 million in annual commitment fees. Borrowings under the facility bear interest at 12% and mature January 2012. As of June 30, 2010, the Company has drawn $7.1 million under the term loan and $1.0 million under the revolving line of credit. Borrowings under the term loan were reserved to fund the April 2010 drydock expenditures and capital expenditures and the remaining proceeds were used to pay the direct costs of the transaction as well as general expenditures. The Credit Facility contains various restrictive and financial covenants, including a requirement that the Company achieve certain minimum EBITDA levels and a limitation on capital expenditures. There are also restrictions regarding the use of the proceeds under the Credit Facility. In addition, at all times, the Company and its subsidiaries must maintain a minimum of $2.0 million in unrestricted cash and cash equivalents. If the Company fails to comply with these covenants the Company could default under the Credit Facility. A default under the Credit Facility could result in a default under the Senior Secured Notes or a cross-default under the Convertible Notes and/or other indebtedness, permitting the holders of any such indebtedness to accelerate such indebtedness.
As of June 30, 2010, the Company is in compliance with all covenants of its debt agreements.

Principal payments on the Company’s debt are scheduled as follows (in thousands):

Year Ended December 31,
2010	$948
2011	—
2012	61,157
2013	—
2014	—
Thereafter	—

62,105

Less: unamortized discount	(1,866)

$60,239

6. Earnings (Loss) Per Share
Basic earnings (loss) per share (EPS) is computed by dividing net earnings ( loss) from continuing operations, discontinued operations and total earnings (loss) by the weighted average common shares outstanding. Diluted EPS includes the effect of any potential shares outstanding of dilutive stock options and shares issuable under the Convertible Notes. The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The dilutive effect of the Convertible Notes is calculated by adding back interest expense and amortization of offering costs, net of taxes, which would not have been incurred assuming conversion. Diluted EPS for the six months ended June 30, 2010 and 2009 does not include the dilutive effect of stock options or conversion of the Convertible Notes into the Company’s common shares since their inclusion would be anti-dilutive.
7. Income Taxes
The Company recorded an income tax benefit from continuing operations of $0.2 million for the six months ended June 30, 2010 and June 30, 2009. Discontinued operations are reported net of a tax provision of $0.2 and $0.4 million, respectively for the six months ended June 30, 2010 and 2009. The Company currently records a full valuation allowance on its domestic deferred tax assets.
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
8. Commitments and Contingencies
The United States Maritime Administration (“MARAD”) filed a judgment against the Company for the collection of the remaining guaranteed principal payments in connection with the acquisition of the American Queen®. Included in current liabilities at June 30, 2010 and December 31, 2009 is $948,000 in guaranteed principal payments. During the three months ended June 30, 2010, the presiding judge determined that all claims in this case would be reviewed under motion. Motions by both parties were submitted and on August 4, 2010, the Company received a court judgment requiring payment of $958,142.

9. Subsequent Events
On July 30, 2010, the Company held its annual shareholder meeting whereby shareholders voted upon and approved the following four proposals: (1) re-election of a Class I Director for a new three year term; (2) a reverse stock split at a ratio of eight-to-one; (3) a reduction in the authorized common shares from 40 million to 5 million (contingent upon the reverse stock split); and (4) an amendment to the 2005 Incentive Award Plan to increase the authorized shares from 1.2 million shares to 3.0 million shares (before giving effect to the reverse stock split) and to increase the number of shares that can be awarded to an employee in a single year. The amendments to the 2005 Employee Stock Incentive Plan became effective upon stockholder approval establishing a July 30, 2010 grant date for the approximately 663,000 stock options award that was granted in May 2010 subject to shareholder approval. The reverse stock split and reduction in the authorized common shares are expected to take effect in August 2010 or during the quarter ending September 30, 2010.
On August 3, 2010, the Company advised the staff of the Nasdaq Stock Market that the Company anticipated that it will not continue to meet the applicable continued listing requirement of the Nasdaq Global Market set forth in Nasdaq Listing Rule 5450(b)(1)(A) requiring stockholders’ equity of at least $10 million when the Company files its financial statements for the period ending June 30, 2010 contained in its Quarterly Report on Form 10-Q to be filed with the Securities and Exchange Commission. Thereafter, on August 10, 2010, the Company received formal notification from the staff of the Nasdaq Stock Market of the Company’s non-compliance with the listing requirements of the Nasdaq Global Market. The notice indicated that the Nasdaq Listing Qualifications Panel, which has been considering the Company’s request for continued listing on the Nasdaq Global Market will consider the failure to satisfy the stockholders’ equity requirement in their decision regarding the Company’s continued listing on the Nasdaq Global Market. The Company was invited to present its views with respect to the stockholders’ equity deficiency to the Panel in writing, and the Company intends to do so shortly. The Company’s management and board of directors are discussing potential actions that the Company might take regarding this non-compliance but have not decided on any specific course of action.

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
Cruise Operations — Our current cruise operations include the Windstar Cruise vessels which are international-flagged ships that sail to destinations in the Caribbean, Europe, the Baltic, the Americas and the Greek Isles. Windstar Cruises operates three sailing yachts including Wind Surf, Wind Spirit and Wind Star known for their ability to visit the hidden harbors and secluded coves of the world’s most treasured destinations. The luxurious ships of Windstar sail to nearly 50 nations, calling at approximately 100 ports throughout Europe, the Baltic, the Caribbean and the Americas.
We are focused on improving our Windstar Cruises business performance and have identified major areas for improvement as follows:
•	increase our sales and marketing efficiencies to drive more sales, which will enable us to scale our campaigns to a level appropriate for a company of our size;

•	increase revenues by providing exceptional customer service and guest experiences; and

•	reduce operational costs by continuing to renegotiate key vendor contracts that will allow for significant direct cost savings, efficiency gain and product improvements.
In September 2009 we completed the transition of our vessel management from a third-party vendor to in-house management. We believe this transition has resulted in efficiency gains and lower operating costs.
Majestic America Line — In April 2008, we announced plans to sell and cease operating the Majestic America Line, our U.S. flagged cruise ships that sailed along the inland rivers and coastal waterways of North America at the conclusion of the 2008 sailing season. As of June 30, 2010, we have completed the sale or disposition of five of the original fleet of seven vessels. The vessels did not operate in 2009 or 2010, as we continued to exit the domestic cruise business in an orderly fashion. We sold the Queen of the West® in November 2009. In May 2010, we sold the Mississippi Queen®. In June 2010, we sold the Contessa for a cash sales price that approximated carrying value.
We are continuing marketing, disposition and wind down activities of Majestic American Line, although there can be no assurances that we will be successful in the disposition of the vessels or in locating qualified buyers in a timely fashion. The Delta Queen® is currently leased under a bareboat charter agreement under which the lessee is operating a fixed location hotel on the ship in Tennessee. In January 2010, one of the vessels, the Columbia Queen, was pledged as collateral with a credit card processer rather than placing additional cash deposits with the institution for the purpose of accepting credit card deposits from our customers for passenger ticket revenues.
The operations of previously owned businesses, including the marine group, reinsurance business, and travel and events, are shown as discontinued operations in the accompanying consolidated financial statements. The assets and liabilities of travel and events and certain Majestic vessels were classified as “held for sale” at June 30, 2010 and December 31, 2009.

Exchange Offer and Credit Facility
In November 2009, we completed an exchange offer (the “Exchange Offer”) to exchange $1,000 principal amount of our outstanding 3.75% Convertible Notes due 2027 (the “Convertible Notes”) for: (i) 230.3766 shares of the Company’s common stock, par value $0.01 per share, and (ii) 273.1959 principal amount of 10% Senior Secured Notes, due 2012, including guarantees from the Company’s subsidiaries (the “Senior Notes”). Approximately $65.8 million aggregate principal amount of the Convertible Notes were validly tendered and accepted. In exchange for the tendered Convertible Notes, we issued approximately $18.0 million aggregate principal amount of Senior Notes and approximately 15.2 million shares of our common stock. Approximately $31.2 million aggregate principal amount of the Convertible Notes remain outstanding. Holders of the Convertible Notes may require the Company to purchase all or a portion of the Convertible Notes, plus interest, in cash, on April 15, 2012, April 15, 2017 and April 15, 2022 or upon the occurrence of specified fundamental changes. If the Company’s common stock ceases to be listed on the Nasdaq Global Market and is not listed on an established national securities exchange or automated over-the-counter trading market in the United States, a fundamental change would be deemed to have occurred for purposes of the Convertible Notes. The Company does not have sufficient funds available for such repurchase, if required. Failure to make any such required repurchase would constitute an event of default under the Convertible Notes and a cross-default for purposes of substantially all outstanding long-term debt.
In March 2010, we entered into a $15.0 million credit facility (the “Credit Facility”) which is composed of a $10.0 million term loan facility and a $5.0 million revolving line of credit. In connection with the establishment of the facility, we paid direct costs of $0.8 million to third parties which are reflected as current and long term prepaid expenses and will be amortized over the term of the facility as a component of interest expense. Borrowings under the facility bears interest at 12%, are secured on a first priority basis by substantially all of our assets and mature on January 2, 2012. The Credit Facility requires an annual commitment fee equal to 4% of each of the term loan and the outstanding revolving credit commitment. In connection with the first funding under the facility in March 2010, we paid $0.6 million in annual commitment fees. As of June 30, 2010, we had drawn $8.1 million under the Credit Facility. The Credit Facility contains various restrictive and financial covenants, including a requirement that we achieve certain minimum EBITDA levels and a limitation on capital expenditures. There are also restrictions regarding the use of the proceeds under the Credit Facility. In addition, at all times, the Company and its subsidiaries must maintain a minimum of $2.0 million in unrestricted cash and cash equivalents. If we fail to comply with these covenants we could default under the Credit Facility. A default under the Credit Facility could result in a default under the Senior Secured Notes of a cross-default under the Convertible Notes and/or other indebtedness, permitting the holders of any such indebtedness to accelerate such indebtedness.
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
Passenger Cruise Days (“PCD”)
Passenger Cruise Days represent the number of passengers carried for the period multiplied by the number of days in their respective cruises.
Occupancy
Occupancy, in accordance with the cruise vacation industry practice, is calculated by dividing PCD by APCD. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.
Selected Windstar Cruises operations statistical information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Passengers Carried	4,659	5,176	10,250	11,766
Occupancy Percentage	64.2%	74.0%	70.3%	80.6%
Passenger Cruise Days (PCD)	34,267	37,816	73,404	83,946
Available Passenger Cruise Days (APCD)	53,369	51,072	104,441	104,216
COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2010 TO THE THREE MONTHS ENDED JUNE 30, 2009
Revenue
Total revenue from continuing operations for the three months ended June 30, 2010 was $13.4 million, compared to $14.6 million for the three months ended June 30, 2009. The decrease in revenue was primarily due to the economic conditions over the last twelve months which impacted both occupancy rates and price points of ticket sales during the second quarter of 2010. Our occupancy rates were 64.2% during the second quarter of 2010 compared to 73.9% in the comparable quarter in 2009. This is a primary driver in the decline in ticket revenue year over year. Bookings for 2011 charter and incentive sailings have increased in recent months when compared to the same timeframe a year ago.
Onboard and other cruise revenues totaled $2.9 million during the three months ended June 30, 2010 compared to $3.2 million during 2009. Beverage sales and shore excursions are the primary sources of onboard guest revenues however other revenues are also derived from spa and retail sales, as well as pre and post cruise services.

Cruise Operating Expenses
Cruise operating expenses were $12.2 million for the three months ended June 30, 2010 compared to $12.5 million for the three months ended June 30, 2009 or a 2.5% reduction. The decrease in cruise operating expenses is primarily due to efficiencies gained following the transition of the ship management from a third party management company to in-house personnel in September of 2009, offset by an increase in fuel prices in 2010.
Selling and Tour Promotion Expenses
Selling and tour promotion expenses decreased to $1.9 million for the three months ended June 30, 2010 from $2.1 million for the three months ended June 30, 2009 or a 10.6% decline. It is anticipated that marketing expenditures will increase in the later half of 2010 in promotional efforts for the 2011 sailing season. As a percentage of total revenue, selling and tour promotion costs remained consistent at 14.2% during the three months ended June 30, 2010 and 14.5% during the three months ended June 30, 2009.
General and Administrative Expenses
General and administrative expenses were $2.1 million for the three months ended June 30, 2010 compared to $2.6 million for the three months ended June 30, 2009, or a decrease of $0.5 million. During the current three months, we have incurred legal costs for general corporate matters related to the continued restructuring of our company, including recruiting qualified personnel to replace our interim chief executive officer and for other positions. As a percentage of total revenue, general and administrative expenses decreased to 15.9% for the three months ended June 30, 2010 from 17.6% for the three months ended June 30, 2009 due primarily to the overall reduction in our corporate structure and number of business segments.
Depreciation
Depreciation expense was $1.7 million for the three months ended June 30, 2010 compared to $2.7 million for the three months ended June 30, 2009. Depreciation expense during the current three months decreased $0.9 million due to the reduction in the carrying value of the Windstar vessels, the sale of certain Majestic vessels and the fair value impairments in the second and third quarters of 2009.
Operating loss from continuing operations
Operating loss from continuing operations totaled $4.8 million for the three months ended June 30, 2010 compared to an operating loss from continuing operations of $19.3 million for the three months ended June 30, 2009. The three months ended June 30, 2009 included a $14.0 million impairment charge for certain Majestic vessels compared to a 2010 second quarter charge of $0.2 million. The reduction in operating loss of $1.0 million, after giving consideration to the non-cash impairment charges, is the result of the changes described above, primarily due to the decrease in operating expenses.
Other Expense
Other expense for the three months ended June 30, 2010 was $1.0 million compared to $1.8 million for the three months ended June 30, 2009. The decrease in other expense is primarily attributed to $0.6 million reduction in interest expense attributable to the Exchange Offer, whereby we accounted for the exchange of the 3.75% Convertible Notes in November 2009 for common stock and 10% Senior Secured Notes as a debt restructuring, offset by an increase in interest expense under the Credit Facility.

Income Taxes
We recorded an income tax benefit from continuing operations for the three months ended June 30, 2010 and June 30, 2009 of $0.2 million. We have established a full valuation allowance on our deferred tax assets as of June 30, 2010.
Net loss from discontinued operations
Net income from discontinued operations for the three months ended June 30, 2010 was $0.4 million compared to a net loss of $1.1 million in the comparable quarter in 2009. The three months ended June 30, 2010 includes a profit distribution of $0.6 million, net of a tax provision of $0.4 million, relating to the reinsurance business. The three months ended June 30, 2009 includes the operating results of the marine, reinsurance, and travel and events business.
Liquidity
In 2009, we restructured a significant portion of the Convertible Notes in the Exchange Offer and, in 2010 we obtained a $15.0 million Credit Facility. In addition to reducing outstanding indebtedness and obtaining the Credit Facility for working capital and to fund drydock and capital expenditures, we restructured our core business activities so as to allow us to dedicate liquidity resources to the operations and growth of Windstar Cruises.
In 2010, as in other years, we will incur capital expenditures and costs for improvements required in the maintenance of our ships. In 2010, planned capital expenditures and drydock projects are expected to be approximately $7.0 million. We completed a drydock in April 2010 for the Wind Sprit where we incurred $4.1 million in refurbishments. We also have a scheduled drydock for the Wind Star in November 2010 where we expect to incur $1.8 million in refurbishments.
We believe that the operating cash flows, financing cash flows, and investing cash flows projected for 2010, cash and cash equivalents of $3.1 million at June 30, 2010, and the remaining funds available under the Credit Facility, will be sufficient to fund ongoing operations through 2010. We expect our business improvement initiatives and other actions will improve operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. If we are unable to meet our cash flow projections in 2010, we may need to seek additional sources of funding. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations.
Substantially all of our long-term indebtedness is scheduled to mature or may need to be repaid during 2012. We do not expect that our cash flows from operations will generate sufficient funds to enable us to repay or repurchase this indebtedness when we are required to do so. Accordingly, our ability to satisfy these obligations will depend upon our ability to refinance this indebtedness or to obtain additional funds through borrowings, sales of debt or equity securities, asset sales or other transactions. In addition, if our common stock ceases to be listed on the Nasdaq Global Market and is not listed on an established national securities exchange or automated over-the-counter trading market in the United States, this would constitute a “Fundamental Change” for purposes of the indenture governing our outstanding Convertible Notes, whereby holders would have the right to require us to repurchase for cash all or a portion of the $31.2 million principal amount of outstanding Convertible Notes plus accrued and unpaid interest. We do not have sufficient funds available for such repurchase, if required. Failure to make any such required repurchase would constitute an event of default under the Convertible Notes and a cross-default for purposes of substantially all our outstanding long-term debt.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2010 TO THE SIX MONTHS ENDED JUNE 30, 2009
Revenue
Total revenue from continuing operations for the six months ended June 30, 2010 was $26.0 million, compared to $30.7 million for the six months ended June 30, 2009. The decrease in revenue was primarily due to lower number of passengers carried.
Cruise Operating Expenses
Cruise operating expenses were $23.8 million for the six months ended June 30, 2010 compared to $25.5 million for the six months ended June 30, 2009. The decrease in cruise operating expenses is primarily due to a reduction in the number of passengers traveling and efficiencies and cost savings gained following the transition of the vessel management to in-house, offset by a $0.9 million increase in fuel costs during 2010.
Selling and Tour Promotion Expenses
Selling and tour promotion expenses increased to $4.2 million for the six months ended June 30, 2010 from $3.9 million for the six months ended June 30, 2009. As a percentage of total revenue, selling and tour promotion increased to 16.0% during the six months ended June 30, 2010 from 12.7% during the six months ended June 30, 2009.
General and Administrative Expenses
General and administrative expenses totaled $4.2 million in each of the six months ended June 30, 2010 and June 30, 2009. General and administrative costs decreased $0.8 million in the current six months as the 2009 period reflects a non-recurring $0.8 million credit related to the wind down of certain compensation packages. We experienced an increase in corporate legal and recruiting costs in the 2010 period as we continue to restructure our business, offset by a $0.8 million credit in stock based compensation expense due to non-vested restricted stock forfeitures upon employee terminations in the six months ended June 30, 2009. As a percentage of total revenues, general and administrative expenses increased to 16.3% for the six months ended June 30, 2010 from 13.7% for the six months ended June 30, 2009.
Impairment charge
During the six months ended June 30, 2010, we recorded a non-cash impairment charge of $0.2 million for one of the Majestic vessels based on the difference between carrying value of the asset and the cash sales proceeds we received upon sale of the vessel in June 2010. During the six months ended June 30, 2009, we recorded a non-cash charge of $14.0 million related to the assets of Majestic American Line.
Depreciation expense
Depreciation expense was $3.7 million for the six months ended June 30, 2010 compared to $5.4 million for the six months ended June 30, 2009. Depreciation expense during the six months ended June 30, 2010 decreased compared to the prior six months due to impairment charges recorded for both the Windstar Cruise and Majestic vessels during the second and third quarters of 2009, as well as the reduction in the number of vessels subject to depreciation under Majestic America Line.
Operating Loss
We recorded an operating loss from continuing operations of $10.1 million for the six months ended June 30, 2010, compared to $22.3 million for the six months ended June 30, 2009. The decrease is the result of the changes described above.

Other Income (Expense)
Other expense for the six months ended June 30, 2010 was $1.5 million, compared to $3.2 million for the six months ended June 30, 2009. The decrease in other expense is attributed to $1.7 million in lower interest expense due to the Exchange Offer in the fourth quarter of 2009, offset with interest under the 2010 Credit Facility. In 2009 we received $0.1 million in insurance recoveries related to the 2008 Queen of the West incident.
Income Taxes
We recorded an income tax benefit for the continuing operations of $0.1 million for the six months ended June 30, 2010, compared to $0.2 million for the six months ended June 30, 2009. We have established a full valuation allowance on our domestic deferred tax assets.
Net Loss
Net loss for the six months ended June 30, 2010 totaled $11.0 million, including income from discontinued operations of $0.4 million, compared to $33.5 million for six months ended June 30, 2009, which includes a loss from discontinued operations of $8.1 million. The decrease is the result of the changes described above.
Liquidity and Capital Resources
Net cash used in operating activities for the three months ended June 30, 2010 was $7.6 million, compared to net cash used in operating activities of $3.3 million for the three months ended June 30, 2009. The increase in cash used in operating activities during the current quarter primarily relates to the cash requirements of the Wind Spirit drydock in April 2010, offset by a $6.8 million increase in cash received as deposits for future cruises. Cash provided by discontinued operations totaled $4.5 million during the six months of the 2009 period, as compared to cash used of $0.2 million in the current period.
Net cash used in investing activities for the six months ended June 30, 2010 decreased to $2,000 compared to $1.3 million for the six months ended June 30, 2009.
Net cash provided by financing activities for the six months ended June 30, 2010 was $8.1 million compared to $48,000 in the six months ended June 30, 2009. The significant source of cash in the current six months was the $8.1 million draw on the Credit Facility in March 2010, with no similar transaction in the same period of 2009.
Our cruise passenger deposits are primarily received through credit card transactions. As of June 30, 2010, we had $8.9 million of restricted cash held by banks in cash equivalents as amounts required to secure processing of passenger deposits through credit cards. The restricted amounts are negotiated between us and the banks based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period. In addition to cash held by the banks, we pledged one of the Majestic America Line vessels as collateral under a processing agreement. This action reduced the amount of cash held as required by the processor.
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

Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We caution that actual outcomes and results may differ materially from what is expressed, implied, or forecasted by our forward-looking statements. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time the statements were made. Such risks and uncertainties include, among others:
•	our ability to obtain additional financing at reasonable rates;

•	our ability to refinance our debt;

•	our ability to continue to operate as a going concern;

•	our ability to effectively and efficiently operate our cruise operations;

•	customer cancellation rates;

•	competitive conditions in the industry in which we operate;

•	marketing expenses;

•	extreme weather conditions;

•	the impact of new laws and regulations affecting our business;

•	negative incidents involving cruise ships, including those involving the health and safety of passengers;

•	cruise ship maintenance problems;

•	reduced consumer demand for vacations and cruise vacations;

•	changes in fuel, food, payroll, insurance and security costs;

•	changes in relationships with certain travel providers;

•	changes in vacation industry capacity;

•	other economic factors and other considerations affecting the travel industry;

•	potential of our common stock not listed on a U.S. national securities exchange or quoted on an established automated over the counter trading market in the U.S. exchange; and

•	other factors discussed in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Not applicable.

Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management judgment is required in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, management, being our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the last fiscal quarter covered by the report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The United States Maritime Administration (“MARAD”) filed a judgment against the Company for the collection of the remaining guaranteed principal payments in connection with the acquisition of the American Queen®. Included in current liabilities at June 30, 2010 and December 31, 2009 is $948,000 in guaranteed principal payments. During the three months ended June 30, 2010, the presiding judge determined that all claims in this case would be reviewed under motion. Motions by both parties have been submitted and on August 4, 2010, the Company received a court judgment requiring the Company to pay $958,142.
Item 1A. Risk Factors.
Item 1A of Part I of our Form 10-K, for the year ended December 31, 2009, summarizes material risks that investors should carefully consider before deciding to buy or maintain an investment in our securities. Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline. There are no material changes to the risk factors set forth in the above-referenced report other than as follows:
If we are unable to meet listing requirements of The Nasdaq Global Market and Nasdaq determines to delist our common stock, the market liquidity and market price of our common stock could decline and we could become obligated to repurchase some or all of our outstanding Convertible Notes.

Our common stock is listed on the Nasdaq Global Market. On May 12, 2010, the Company received a Nasdaq Staff Determination Letter indicating that the Company was not in compliance with the minimum bid requirement of $1.00 for continued listing on the Nasdaq Global Market set forth in Marketplace Rule 5450(a)(1). The May 12, 2010 letter stated that our stock would be suspended from trading at the opening of business on May 21, 2010, and that our stock would be removed from listing on the Nasdaq Global Market, if we did not request a hearing before a Listing Qualifications Panel in accordance with Nasdaq procedures to appeal the staff’s determination. We requested a hearing before the Nasdaq Listing Qualifications Panel, which had the effect of staying the suspension. A hearing before the Listing Qualifications Panel was held on June 24, 2010. In preparation for the hearing, and at the hearing, we advised the Listing Qualifications Panel that, in order to regain compliance with the minimum bid price requirement, we were proposing a one-for-eight reverse stock split for stockholder approval at the 2010 Annual Meeting of Stockholders. On July 16, 2010, the Company was notified by the Nasdaq Office of General Counsel that the Nasdaq Listing Qualifications Panel had granted the Company’s request for an extension of time to regain compliance with the Minimum Bid Requirement. The Panel’s determination to grant the Company’s request for continued listing was subject to the condition that, on or before September 10, 2010, the Company must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. In order to fully comply with the terms of the Panel’s decision, the Company must also be able to demonstrate compliance with all requirements for continued listing on the Nasdaq Global Market.
On August 3, 2010, the Company advised the staff of the Nasdaq Stock Market that the Company anticipated that it will not continue to meet the applicable continued listing requirement of the Nasdaq Global Market set forth in Nasdaq Listing Rule 5450(b)(1)(A) requiring stockholders’ equity of at least $10 million when the Company files its financial statements for the period ended June 30, 2010 contained in this Quarterly Report on Form 10-Q being filed with the Securities and Exchange Commission. Thereafter, on August 10, 2010, the Company received formal notification from the staff of the Nasdaq Stock Market of the Company’s non-compliance with the listing requirements of the Nasdaq Global Market. The notice indicated that the Nasdaq Listing Qualifications Panel will consider the failure to satisfy the stockholders’ equity requirement in their decision regarding the Company’s continued listing on the Nasdaq Global Market. The Company was invited to present its views with respect to the stockholders’ equity deficiency to the Panel in writing, and the Company intends to do so shortly. The Company’s management and board of directors are discussing potential actions that the Company might take regarding this non-compliance but have not decided on any specific course of action.
If our common stock is delisted on the Nasdaq Global Market and is not eligible for quotation on another exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as Pink Quote (formerly known as the Pink Sheets) or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, if our common stock ceases to be listed on the Nasdaq Global Market and is not listed on an established national securities exchange or automated over-the-counter trading market in the United States, this would constitute a “Fundamental Change” for purposes of the indenture governing our outstanding Convertible Notes, whereby one or more holders of the Convertible Notes will have the right to require us to repurchase for cash all or a portion of the $31.2 million principal amount of outstanding Convertible Notes plus accrued and unpaid interest. We do not have sufficient funds available for such repurchase, if required. Failure to make any such required repurchase would constitute an event of default under the Convertible Notes and a cross-default for purposes of substantially all our outstanding long-term debt.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved)
Item 5. Other Information.
November 12, 2009, the Company received a Nasdaq Staff Deficiency Letter from the Nasdaq Stock Market Listing Qualifications Department indicating that the Company had failed to meet the minimum bid price requirement of $1.00 for continued listing on the NASDAQ Global Market as set forth in Marketplace Rule 5450(a)(1) (the “Minimum Bid Requirement”). On May 12, 2010, the Company received a Nasdaq Staff Determination Letter indicating that the Company had not regained compliance with the Minimum Bid Requirement. The letter indicated that if the Company requested a hearing before a Nasdaq Listing Qualifications Panel in accordance with Nasdaq procedures to appeal the staff’s determination, the suspension would be stayed.

Our hearing before the Listing Qualifications Panel was held on June 24, 2010. We advised the Listing Qualifications Panel that, in order to regain compliance with the minimum bid price requirement, we were proposing a one-for-eight reverse stock split for stockholder approval at the 2010 Annual Meeting of Stockholders. On July 16, 2010, the Company was notified that the Nasdaq Listing Qualifications Panel had granted the Company’s request for an extension of time to regain compliance with the Minimum Bid Requirement. The Panel’s determination to grant the Company’s request for continued listing is subject to the condition that, on or before September 10, 2010, the Company must have evidenced a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days. The stockholders approved the reverse stock split on July 30, 2010. The Company expects the reverse stock split to take effect in late August 2010. In order to fully comply with the terms of the Panel’s decision, the Company must also be able to demonstrate compliance with all other requirements for continued listing on The Nasdaq Global Market.
On August 3, 2010, the Company informed the staff that the Company anticipated that it will not meet the applicable continued listing requirements set forth in Nasdaq Listing Rule 5450(b)(1)(A) requiring stockholders’ equity of at least $10 million when the Company files its financial statements for the period ended June 30, 2010 contained in this Quarterly Report on Form 10-Q being filed with the Securities and Exchange Commission. Thereafter, on August 10, 2010, the Company received formal notification from the staff of the Nasdaq Stock Market of the Company’s non-compliance with the listing requirements of the Nasdaq Global Market. The notice indicated that the Nasdaq Listing Qualifications Panel will consider the failure to satisfy the stockholders’ equity requirement in their decision regarding the Company’s continued listing on the Nasdaq Global Market. The Company was invited to present its views with respect to the stockholders’ equity deficiency to the Panel in writing, and the Company intends to do so shortly. The Company’s management and board of directors are discussing potential actions that the Company might take regarding this non-compliance but have not decided on any specific course of action.
Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Attached hereto.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)
Date: August 12, 2010	By:	/s/ Mark T. Detillion
Mark T. Detillion
Chief Financial Officer, (Principal Financial Officer and Duly Authorized Officer)