Form 10-Q
period 2010-09-30
AMBASSADORS INTERNATIONAL INC
filed 2010-11-15
CIK 946842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of November 5, 2010 was 3,321,384.

AMBASSADORS INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

Ambassadors International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets:
Cash and cash equivalents	$6,879	$2,576
Restricted cash	7,836	11,270
Other receivables	135	179
Prepaid costs and other current assets	5,176	2,882
Inventory	1,497	1,421
Assets held for sale	1,765	688

Total current assets	23,288	19,016

Property, vessels and equipment, net	59,695	66,117
Intangible asset	5,500	5,500
Other assets	2,868	1,286

Total assets	$91,351	$91,919

Liabilities:
Accounts payable	$3,510	$6,302
Accrued expenses	4,575	5,183
Passenger deposits	15,428	11,499
Current portion of long term debt	958	948
Liabilities related to assets held for sale	514	491

Total current liabilities	24,985	24,423

Passenger deposits	377	248
Long term debt net of discount of $1,612 at September 30, 2010 and $2,362 at December 31, 2009, respectively	61,044	50,719

Total liabilities	86,406	75,390
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 5,000,000 shares authorized; 3,321,384 shares issued and outstanding at Sepember 30, 2010 and 3,314,695 at December 31, 2009	33	33
Additional paid-in capital	119,032	119,012
Accumulated deficit	(114,120)	(102,516)

Total stockholders’ equity	4,945	16,529

Total liabilities and stockholders’ equity	$91,351	$91,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues:
Passenger ticket revenue	$15,366	$13,542	$35,116	$36,971
Onboard and other revenue	4,418	4,170	10,685	11,464

	19,784	17,712	45,801	48,435

Costs and operating expenses:
Cruise operating expenses:
Compensation and benefits	3,083	2,931	8,951	9,249
Passenger expenses	1,134	1,150	2,839	3,375
Materials and services	6,408	6,890	17,634	18,752
Repairs and maintenance	1,477	948	4,198	3,683
Commissions and other cruise operating expenses	1,795	1,373	4,123	3,747

	13,897	13,292	37,745	38,806

Selling and tour promotion	1,871	1,248	6,037	5,150
General and administrative	1,773	2,169	6,025	6,382
Business interruption insurance claim	—	(1,175)	—	(1,175)
Impairment	—	32,493	175	46,493
Depreciation	1,630	2,460	5,288	7,864

	19,171	50,487	55,270	103,520

Operating income (loss) from continuing operations	613	(32,775)	(9,469)	(55,085)

Other income (expense):

Interest expense	(1,045)	(1,670)	(2,704)	(5,004)
Other, net	(147)	(116)	27	9

	(1,192)	(1,786)	(2,677)	(4,995)

Loss from continuing operations before income taxes	(579)	(34,561)	(12,146)	(60,080)
Benefit from income taxes	—	—	(145)	(191)

Loss from continuing operations	(579)	(34,561)	(12,001)	(59,889)
Income (loss) from discontinued operations, net of tax	(8)	(674)	397	(8,804)

Net loss	$(587)	$(35,235)	$(11,604)	$(68,693)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Operations- continued
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Loss per share from continuing operations:
Basic and Diluted	$(0.18)	$(25.35)	$(3.61)	$(42.82)

Earnings (loss) per share from discontinued operations:
Basic and Diluted	$—	$(0.49)	$0.12	$(6.30)

Loss per share:
Basic and Diluted	$(0.18)	$(25.84)	$(3.49)	$(49.12)

Weighted-average common shares outstanding:
Basic and Diluted	3,322	1,364	3,322	1,398
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(11,604)	$(68,693)
Income (loss) from discontinued operations	397	(8,804)

Loss from continuing operations	(12,001)	(59,889)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,288	7,864
Amortization of debt discount	750	2,266
Disposition of property, vessels and equipment	(100)	—
Impairment loss	175	46,493
Unrealized gain on investments	—	(10)
Share-based compensation expense (benefit)	20	(292)
Change in assets and liabilities:
Other receivables	44	(1,948)
Inventory	(76)	330
Prepaid costs and other current assets	(2,090)	(1,825)
Other assets	(1,583)	(447)
Accounts payable and accrued expenses	(3,222)	(5,195)
Restricted cash	3,434	7,139
Passenger deposits	3,854	(1,293)
Discontinued operations	430	4,651

Net cash used in operating activities	(5,077)	(2,156)

Cash flows from investing activities:
Purchase of property, vessels and equipment	(630)	(153)
Proceeds from sale of assets	425	—
Discontinued operations	—	(1,199)

Net cash used in investing activities	(205)	(1,352)

Cash flows from financing activities:
Proceeds from borrowings under Credit Facility	9,575	—
Increase in MARAD debt	10	—
Discontinued operations	—	48

Net cash provided by financing activities	9,585	48

Net increase (decrease) in cash and cash equivalents:	4,303	(3,460)
Cash and cash equivalents, beginning of period	2,576	10,105

Cash and cash equivalents, end of period	$6,879	$6,645

Supplemental disclosure of cash flow information
Credit facility financing fees	$1,034	—
Barter transactions	$204	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambassadors International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Description of the Company and Basis of Presentation
Ambassadors International, Inc. (the “Company”) has implemented its previously announced business strategy of focusing on the international cruise operations of its subsidiary, Windstar Sail Cruises Limited (“Windstar Cruises”). Windstar Cruises maintains a fleet of three internationally-flagged luxury yachts that provide travel and cruise opportunities to explore hidden harbors and secluded coves of treasured destinations with sailings in the Caribbean, Europe, the Baltic, the Americas and the Greek Isles. During the nine months ended September 30, 2010, Windstar Cruises was the only operating division of the Company.
As of September 30, 2010, the Company has two remaining Majestic America Line vessels from an original fleet of seven. The two vessels are not operating and are currently being marketed for sale or disposal, although there can be no assurances that the Company will be able to locate qualified buyers or dispose of the vessels in a timely manner. The Delta Queen®, is currently leased under a bareboat charter agreement under which the lessee is operating a fixed location hotel on the ship in Chattanooga Tennessee. In January 2010, the Columbia Queen, was pledged as collateral with a credit card processer rather than placing additional cash deposits. At September 30, 2010, the Delta Queen® qualifies for “held-for-sale” classification. During the second quarter of 2010, the Company sold the Mississippi Queen® and the Contessa for cash proceeds that approximated each vessel’s carrying value at the time of sale.
Discontinued Operations
During 2009, the Company completed the wind-down of operations or disposition of previously operated business segments or divisions, including the marine group, the reinsurance business and the travel and events business. Accordingly, the results of operations of these former business segments are reported as discontinued operations in the accompanying financial statements. See additional discussion in Note 2.
Liquidity
As of September 30, 2010 the Company held cash and cash equivalents and restricted cash of $14.7 million.
In 2009, the Company restructured a significant portion of its Convertible Notes in an Exchange Offer resulting in a reduction in the principal obligation of the Convertible Notes. In March 2010, the Company obtained a $15.0 million Credit Facility to be used to fund drydock and capital expenditures as well as working capital and other corporate purposes. As of September 30, 2010, the Company has drawn $9.6 million to fund dry dock and capital improvements and has available for future borrowings $5.0 million under the revolving component of the Credit Facility. In addition to reducing outstanding indebtedness in the Exchange Offer and obtaining the Credit Facility, the Company has restructured core business activities so as to allow it to dedicate liquidity resources to the operations and growth of Windstar Cruises.
The Company incurs capital expenditures and costs to maintain the Windstar Cruise vessels. In 2010, capital expenditures and drydock projects are expected to be approximately $7.0 million. In April 2010, the Company completed the scheduled drydock for the Wind Sprit in which the Company incurred expenditures of $4.1 million. The cash required to fund these expenditures was advanced under the Credit Facility. A scheduled drydock for the Wind Star will occur in November 2010 for which the Company expects to incur $2.0 million in refurbishments. The cash required to fund the November project has been provided under the Credit Facility. The Company drew $2.5 million under the Credit Facility in September 2010 which is held in escrow and reflected as restricted cash in the accompanying financial statements.
The Company anticipates that operating cash flows, financing cash flows, and investing cash flows projected for 2010 and 2011, cash and cash equivalents of $14.7 million at September 30, 2010, and funds available under the Credit Facility will be sufficient to fund ongoing operations through 2010 and 2011. Business improvement initiatives and other actions are expected to further improve operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. If the Company is unable to meet cash flow projections, it may need to seek additional sources of funding. If the pricing or terms for any new financing do not meet expectations, the Company may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce operating, marketing, general and administrative costs related to continuing operations.
Substantially all of the Company’s long-term indebtedness is scheduled to mature or may need to be repaid during 2012. The Company does not expect that cash flows from operations will generate sufficient funds to enable it to repay or repurchase this indebtedness when it is required to do so. Accordingly, the Company’s ability to satisfy these obligations will depend upon its ability to refinance this indebtedness or to obtain additional funds through borrowings, sales of debt or equity securities, asset sales or other transactions.

Seasonality
Cruise related revenues are recognized at the completion of each cruise and the Company operates and provides cruise services throughout the year. The Company’s revenues have historically trended higher in the third quarter of each year which coincides with the peak cruising season and highest occupancy rates. Future annual results could be adversely affected if revenue were to be substantially below norms during any quarter.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all material adjustments, which consists of normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2010 and its operating results and cash flow for the three and nine months ended September 30, 2010 and 2009. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future periods.
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
Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Subsequent Events
The Company has evaluated subsequent events through the filing date of this quarterly report on Form 10-Q.
Reclassifications
As of December 31, 2009, the travel and events segment qualified as a discontinued operation as the Company completed its wind down activities and ceased operations of the segment during the fourth quarter of 2009. Accordingly, the assets and liabilities of the travel and events segment have been classified as held for sale and the results of operations for the three and nine months ended September 30, 2009 have been included in income (loss) from discontinued operations. Certain additional reclassifications of prior year amounts have been made to conform to current year presentation. They consist of $2.1 million reclassified from accounts payable trade to accrued expenses and $0.4 million from current to long term assets as of December 31, 2009, $0.7 million and $2.0 million reclassified from compensation and benefits to onboard and other revenue for the three and nine months ended September 30, 2009, respectively, as well as other amounts within cruise operating expenses. These reclassifications had no impact on net loss for the three and nine months ended September 30, 2009.

Fair Value Measurements
The Company measures fair value using a set of standardized procedures for all financial assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1 in the fair value hierarchy. In some instances where a market price may be available, but in an inactive or over-the-counter market where significant fluctuations in pricing could occur, the Company would consistently choose the dealer (market maker) pricing estimate and classify the financial asset or liability in Level 2 of the fair value hierarchy. If quoted market prices or inputs are not available, fair value measurements are based upon methodologies that utilize current market or independently sourced market inputs. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, a financial asset or liability could be classified in either Level 2 or 3 of the fair value hierarchy even though there may be some significant inputs that are readily observable.
Cash and Cash Equivalents
Securities with remaining maturities of three months or less are classified as cash equivalents. The Company invests cash in excess of operating requirements in short-term time deposits and other low risk investments.
Restricted Cash
The Company’s restricted cash consists of (in thousands):

	September 30,	December 31,
	2010	2009
Restricted cash to secure customer credit card processing	$4,766	$11,000
Proceeds from Credit Facility, escrow for drydock and capital expenditures	2,500	—
Sales deposit in escrow	—	200
Certificate of deposits held as collateral by bank	570	70

	$7,836	$11,270

The Company’s cruise passenger deposits are primarily received through credit card transactions. The Company has restricted cash held by banks in cash equivalents in order to secure processing of passenger deposits through credit cards. The restricted amounts are negotiated between the Company and the bank based on a percentage of the expected volume of future credit card transactions within a twelve-month period. Borrowings under the Credit Facility, which are designated to fund drydock and capital expenditures, are held in escrow pending payment for such expenditures. The majority of the $2.5 million in escrow is expected to be paid for Wind Star drydock costs during the fourth quarter of 2010. In June 2010, the Company pledged a $0.5 million certificate of deposit as security under a bank account control agreement required under the Credit Facility. At December 31, 2009, $0.2 million was held in escrow following the sale of the Queen of the West® which was released to the Company in February 2010.
Property, Vessels and Equipment
Property, vessels and equipment are stated at cost, net of accumulated depreciation. The Company expenses the cost of maintenance and repairs that do not improve or extend the lives of the respective assets when incurred. Major additions and betterments are capitalized. The Company’s ships are capitalized and depreciated using the straight-line method over the expected useful life ranging up to 20 years. Office equipment is capitalized and depreciated using the straight-line method over the expected useful life of the equipment, ranging up to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the expected useful life of the improvement or the term of the related lease.
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

Current and Other Assets, including Drydock Costs
The Company defers drydocking costs as incurred and amortizes such costs over the period to the next scheduled drydock for each vessel and believes that this deferral method provides better matching of revenues and expenses than immediately expensing such costs. Drydocking costs are included in prepaid costs and other current assets and in long-term assets in the accompanying balance sheet and are amortized over the timeframe between scheduled drydockings.
Intangible Asset
The Company holds one indefinite life intangible asset consisting of the Windstar trade name. The Windstar trade name is tested for impairment at least annually or more frequently, whenever events or changes in circumstances indicate that the asset may be impaired. The Company’s management evaluates recoverability using both subjective and objective factors. Subjective factors include the evaluation of industry, product trends and the Company’s strategic focus. Objective factors include observable inputs such as third party appraisals and management’s estimates of projected future earnings and cash flows.
Foreign Currency Transactions
Gains or losses resulting from the settlement of foreign currency transactions are included in the statement of operations in the period of the settlement.
Revenue Recognition
The Company records passenger ticket revenue net of applicable discounts and recognizes passenger ticket revenue and related costs of revenue when the cruise is completed. The Company generally receives from its customers a partially refundable deposit within one week of booking a cruise, with the balance typically remitted 90 days prior to the departure date of such cruise. If customers cancel their trip, the nonrefundable portion of their deposit is recognized as revenue in the month of the original scheduled cruise. Travel insurance revenue purchased at the time of reservation is recognized upon the completion of the cruise or passenger cancellation, whichever is earlier and the Company’s obligation has been met. Onboard and other revenue, consisting primarily of beverage, shore excursion and spa sales, as well as pre and post cruise services, is recognized when the cruise is completed.
Selling and Tour Promotion Expenses
Selling and tour promotion costs are expensed as incurred.
Barter Transactions
The Company joined a barter organization in 2010. The membership allows the Company to exchange Windstar cruises for barter credits, which the Company can use to purchase goods and services of member organizations of the barter organization. The exchange of the Company’s services for barter credits is recorded at the fair value of the cruise estimated by reviewing comparable cruise fares sold in similar geographic areas. Non-cash revenue recognized as a result of barter arrangements were $0.2 million in 2010 with no comparable transactions in 2009. As of September 30, 2010 the Company has barter credits of $0.2 million that are available for the purchase of goods and services through the barter organization.
Income Taxes
The Company uses an asset and liability approach when accounting for income taxes that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2010 and December 31, 2009, the net deferred domestic tax asset is subject to a 100% valuation allowance.

Accounting for Share-Based Compensation Plans
The Company has two share-based employee compensation plans and uses the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. The Company has recorded compensation expense of $20,000 and $(292,000) related to employee stock options and restricted stock, for the nine months ended September 30, 2010 and 2009, respectively. Cancellations of unvested restricted stock due to employee terminations resulted in an $823,000 credit to compensation expense during the three months ended March 31, 2009 and is reflected as a reduction in general and administrative expense.
No common shares were issued from the exercise of stock options during the nine months ended September 30, 2010 and 2009.
In May 2010, the Company’s board of directors authorized the grant of 82,867 incentive stock options, after giving effect to an one- for-eight reverse stock split in August 2010 (see Note 8), to the new Company’s chief executive officer. This grant was contingent at that time on shareholder approval of certain amendments to the 2005 compensation plan. These amendments were approved at the July 2010 annual meeting of shareholders. This grant vests pro rata over four years with an option strike price of $4.56.
The following table summarizes restricted stock award activity during the nine months ended September 30, 2010, after giving effect to the one-for-eight reverse stock split.

		Weighed
		Average
		Grant Date
	Number of Shares	Fair Value
Outstanding at December 31, 2009	60,227	$3.92
Awarded	13,384	$4.40
Forfeited	(6,692)	$4.32

Outstanding at September 30, 2010	66,919	$4.10

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
2. Discontinued Operations and Assets Held for Sale
As of January 1, 2009, the assets and liabilities of the Company’s marine group and the reinsurance business qualified for “held for sale” treatment. On May 13, 2009, the marine group was sold and in September 2009, the Company executed an agreement with a third party whereby all reinsurance assets were assigned and related liabilities assumed. The Company exited the reinsurance business effective as of that date. However, the Company retained the right to a 50% participation in any future cash distribution of excess reserves related to the conclusion of the reinsurance programs. During the second quarter of 2010, the Company earned $0.6 million, net of administration fees under the participation agreement. These amounts are reflected in income (loss) from discontinued operations. As of December 31, 2009, the travel and events business qualified as a discontinued operation as the Company completed its wind-down activities and ceased operations of the segment during the fourth quarter of 2009. As a result, the assets and liabilities of travel and events are also classified as held for sale in the accompanying financial statements.

Summarized operating results for these divisions are presented as discontinued operations and are as follows (in thousands):

	Nine Months Ended	Nine Months Ended
(unaudited)	September 30, 2010	September 30, 2009
Revenue from discontinued operations	$620	$26,156
Operating expenses from discontinued operations	(19)	(34,569)

Income (loss) from discontinued operations before tax	601	(8,413)
Income tax provision	(204)	(391)

Income (loss) from discontinued operations, net of tax	$397	$(8,804)

The Company estimated the recoverability of the carrying value of the marine group and travel and events during the six months ended June 30, 2009 and recorded an impairment charge of $7.7 million which is included in operating expenses above. The amount of the impairment was based on the difference between the net sales proceeds and the carrying value of the division.
The Delta Queen® qualifies for classification as an asset held for sale due to the probability of the asset disposal within a twelve month period and accordingly, the assets and liabilities related to the vessel, as well as residual travel and events assets and liabilities are presented as assets held for sale as of September 30, 2010 and December 31, 2009. The Delta Queen® has not operated in the cruise industry during 2010 or 2009.
Assets and liabilities held for sale are summarized as follows (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets held for sale:
Majestic America Line vessels	$1,765	$500
Other assets	—	188

	$1,765	$688

Liabilities related to assets held for sale:
Accrued expenses	$514	$491

3. Inventory
The Company maintains an inventory of fuel, supplies, souvenirs and food and beverage products on board the Windstar vessels. Inventories are stated at the lower of cost or market, using average cost, and approximate the first-in, first-out method. The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)
Food and beverage	$363	$449
Retail and supplies	668	652
Fuel	466	320

	$1,497	$1,421

4. Prepaid costs and other current assets
The components of prepaid costs and other current assets are as follows (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)
Current portion of drydocking costs	$2,472	$1,271
Loan fees	754	19
Insurance	245	497
Deferred commission costs	765	556
Other prepaid costs, including barter credits	940	539

	$5,176	$2,882

5. Long term obligations
Long term obligations are as follows (in thousands):

	September 30,	December 31,
	2010	2009
	(unaudited)
Guaranteed principal payment to MARAD	$958	$948
10% Senior Secured Notes, including interest	21,881	21,881
3.75% Convertible Notes, net of unamortized discount of $1,612 and $2,362, respectively	29,588	28,838
Credit Facility	9,575	—

Less: current portion	(958)	(948)

Non-current portion	$61,044	$50,719

Guaranteed Principal Payment
In conjunction with the acquisition of certain Majestic America Line assets, the Company assumed a fixed-rate, 6.5% debt payable through 2020 guaranteed by MARAD and secured by a mortgage on the American Queen®. On November 15, 2008, the Company returned the American Queen® to MARAD’s custodial control. The Company had guaranteed principal payments on the debt assumed. At September 30, 2010, the Company has paid all guaranteed principal payments, except for $958,000. On August 4, 2010, the Company received a court judgment requiring the Company to pay $958,142.
3.75% Convertible Senior Notes
In April 2007 the Company sold $97.0 million of 3.75% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private offering. A portion of the proceeds from the sale of the Convertible Notes was used to retire $60 million in seller financing incurred in connection with the acquisition of Windstar Cruises. The remaining proceeds were used for general corporate purposes. In January 2009, the Company adopted FASB ASC 470-20-25 Debt with Conversion Options, to account for the Convertible Notes. Accordingly, the Company measured the fair value of the liability component as $84.9 million and allocated the remaining cash proceeds of $12.1 million to an equity component. A discount rate of 6.875% was used to determine the debt component based on assumed market conditions and the Company’s financial position at the time of the debt placement. This increases the effective interest rate of the Convertible Notes to 6.875%.
In November 2009 the Company completed an exchange offer (the “Exchange Offer”) to exchange each $1,000 principal amount of the outstanding Convertible Notes for (i) shares of the Company’s common stock, and (ii) 273.19 principal amount of 10% Senior Secured Notes, due 2012, (“Senior Notes”) which were guaranteed by the Company’s subsidiaries. Approximately $65.8 million aggregate principal amount of the Convertible Notes were validly tendered and accepted. In exchange for the tendered Convertible Notes, the Company issued $18.0 million aggregate principal amount of new 10% Senior Notes due January 2012 and approximately 1.9 million shares of its common stock (giving effect to the reverse stock split in August 2010). Approximately $31.2 million aggregate principal amount of the Convertible Notes remain outstanding as of September 30, 2010.
The Convertible Notes are convertible into shares of the Company’s common stock at a stated conversion rate per $1,000 principal amount, subject to adjustment upon the occurrence of certain events. Interest on the Convertible Notes is payable semi-annually in arrears on April 15 and on October 15 of each year. The Company may redeem the remaining Convertible Notes in whole or in part after April 15, 2012. Holders of the Convertible Notes may require the Company to purchase all or a portion of the Convertible Notes, plus interest, in cash, on April 15, 2012, April 15, 2017 and April 15, 2022 or upon the occurrence of specified fundamental changes. If the Company’s common stock ceases to be listed on an established national securities exchange or automated over-the-counter trading market in the United States, a fundamental change would be deemed to have occurred for purposes of the Convertible Notes whereby holders would have the right to require the Company to repurchase for cash all or a portion of the $31.2 million principal amount outstanding plus accrued and unpaid interest. The Company does not have sufficient funds currently available for such repurchase, if required.

10% Senior Secured Notes
The Company recorded the cancellation of $65.8 million in Convertible Notes and issuance of the Senior Notes and common shares in November 2009 as a troubled debt restructuring. The Company reduced the carrying amount of the tendered Convertible Notes by the fair value of the common stock as well as the future cash payments of the Senior Notes. The Company valued the common shares issued at $8.0 million which was the closing price of the stock on the day the Exchange Offer was consummated. The future cash payment obligation of the Senior Notes is $21.9 million (principal and interest). Interest on the Senior Notes is payable in kind or in cash, semi-annually, at the Company’s option. In accordance with accounting for a troubled debt restructuring, the Company will not recognize interest expense related to the Senior Notes in periods following the exchange as this cost reduced the gain at the time of the 2009 restructure.
Credit Facility
In March 2010, the Company established a $15.0 million Credit Facility that consists of a $10.0 million term loan and a $5.0 million revolving line of credit. In connection with the establishment of the facility, the Company paid direct costs of $0.8 million to third parties and $0.6 million in annual commitment fees. Borrowings under the facility bear interest at 12% and mature January 2012. As of September 30, 2010, the Company has drawn $9.6 million under the term loan and has no amounts outstanding under the revolving line. Borrowings under the term loan were used to pay the direct costs of the transaction and the remaining proceeds are reserved to fund drydock and capital expenditures. The Credit Facility contains various restrictive and financial covenants, including a requirement that the Company achieve certain minimum EBITDA levels, a limitation on capital expenditures, and restrictions regarding the use of the borrowed proceeds. In addition, at all times, the Company and its subsidiaries must maintain a minimum of $2.0 million in unrestricted cash and cash equivalents. If the Company fails to comply with these covenants the Company could default under the Credit Facility. A default under the Credit Facility would provide an option for the holders of the Senior Notes to accelerate the scheduled January 2012 maturity date of the Senior Notes.
As of September 30, 2010, the Company was in compliance with all covenants of its debt agreements.
Principal payments on the Company’s debt are scheduled as follows (in thousands):

Year Ended December 31,
2010	$958
2011	—
2012	62,656
2013	—
2014	—
Thereafter	—

63,614

Less: unamortized discount	(1,612)

$62,002

6. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) for the three and nine months ended September 30, 2010 and 2009 does not include the dilutive effect of stock options or conversion of the Convertible Notes into common shares since their inclusion would be anti-dilutive. EPS for the three and nine months ended September 30, 2009 have been retroactively restated to reflect the Company’s one-for-eight reverse stock split effective August 23, 2010. See Note 8.

7. Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax. With a few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2005; state and local income tax examinations before 2004; and foreign income tax examinations before 2004. The Company is not currently under Internal Revenue Service, state, local or foreign jurisdiction tax examinations.
The Company recorded an income tax benefit from continuing operations of $0.2 million for the nine months ended September 30, 2010 and September 30, 2009. Discontinued operations are reported net of a tax provision of $0.2 million and $0.4 million, respectively for the nine months ended September 30, 2010 and 2009. The Company currently records a full valuation allowance on its deferred tax assets.
8. Reverse Stock Split
At the annual meeting of shareholders held on July 30, 2010, the Company’s shareholders approved a proposal to implement a one-to-eight reverse stock split of its common stock and a second proposal to reduce the number of authorized common shares from 40 million to 5 million shares.
On August 23, 2010, the Company completed a one-to-eight reverse stock split of its common stock. The reverse split reduced the then outstanding common shares from 26,571,092 to 3,321,386. Under the terms of the reverse stock split, fractional shares were rounded up to the nearest whole share. This resulted in an additional 448 shares being issued to holders of common stock, bringing the total shares outstanding immediately following the reverse split to 3,321,834.

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
In September 2009 we completed the transition of our vessel management from a third-party vendor to in-house management. We believe this transition has resulted in improved management oversight, efficiency gains and lower operating costs.
Majestic America Line — In April 2008, we announced plans to cease operating the Majestic America Line. As of September 30, 2010 we have completed the sale or disposition of five of the original fleet of seven vessels. The vessels have not operated since 2008 as we exited the domestic cruise business in an orderly fashion. We sold the Queen of the West® in November 2009, the Mississippi Queen® in May 2010 and the Contessa in June 2010 for cash sales proceeds that approximated carrying values of the vessels.
We are continuing disposition and wind down activities of Majestic America Line, although there can be no assurances that we will be successful in the disposition of the remaining vessels by locating qualified buyers in a timely fashion. The Delta Queen® is currently leased under a bareboat charter agreement under which the lessee is operating a fixed location hotel on the ship in Tennessee. In January 2010, the Columbia Queen® was pledged as collateral with a credit card processer rather than placing additional cash deposits with the institution for the purpose of accepting credit card deposits from our customers for passenger ticket revenues.
The operations of previously owned businesses, including the marine group, reinsurance business, and travel and events, are shown as discontinued operations in the accompanying financial statements. The assets and liabilities of travel and events and one Majestic vessel are classified as “held for sale” at September 30, 2010 and December 31, 2009.
Exchange Offer and Credit Facility
In November 2009, we completed an exchange offer (the “Exchange Offer”) to exchange $1,000 principal amount of our outstanding 3.75% Convertible Notes due 2027 (the “Convertible Notes”) for: (i) shares of the Company’s common stock, and (ii) 273.19 principal amount of 10% Senior Secured Notes, due 2012, including guarantees from the Company’s subsidiaries (the “Senior Notes”). Approximately $65.8 million aggregate principal amount of the Convertible Notes were validly tendered and accepted. In exchange for the tendered Convertible Notes, we issued approximately $18.0 million aggregate principal amount of Senior Notes and approximately 1.9 million shares of our common stock (after giving effect to the one-for-eight reverse stock split in August 2010). Approximately $31.2 million aggregate principal amount of the Convertible Notes remain outstanding. Holders of the Convertible Notes may require the Company to purchase all or a portion of the Convertible Notes, plus interest, in cash, on April 15, 2012, April 15, 2017 and April 15, 2022 or upon the occurrence of specified fundamental changes. If the Company’s common stock ceases to be listed on an established national securities exchange or automated over-the-counter trading market in the United States, a fundamental change would be deemed to have occurred for purposes of the Convertible Notes. The Company does not have sufficient funds available for such repurchase, if required.

In March 2010, we entered into a $15.0 million credit facility (the “Credit Facility”) which is composed of a $10.0 million term loan and a $5.0 million revolving line of credit. In connection with the establishment of the facility, we paid direct costs of $0.8 million to third parties which will be amortized over the term of the facility as a component of interest expense. Borrowings under the facility bear interest at 12%, are secured on a first priority basis by substantially all of our assets and mature January 2, 2012. The Credit Facility requires an annual commitment fee equal to 4% of each of the term loan and the revolving credit commitment. In connection with the first funding under the facility in March 2010, we paid $0.6 million in annual commitment fees. As of September 30, 2010, there are no amounts outstanding under the revolving line and we have drawn $9.6 million under the term loan. The Credit Facility contains various restrictive and financial covenants, including a requirement that we achieve certain minimum EBITDA levels, a limitation on capital expenditures, and restrictions regarding the use of the borrowed proceeds. In addition, at all times, the Company and its subsidiaries must maintain a minimum of $2.0 million in unrestricted cash and cash equivalents. If we fail to comply with these covenants we could default under the Credit Facility. A default under the Credit Facility would provide an option for the holders of the Senior Notes to accelerate the scheduled January 2012 maturity date of the Senior Notes.
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
Selected Windstar Cruises statistical information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Passengers Carried	7,105	7,273	17,355	18,892
Occupancy Percentage	89.9%	92.0%	77.1%	83.9%
Average Fare Price	$2,163	$1,862	$2,023	$1,957
Passenger Cruise Days (PCD)	49,735	50,911	123,139	133,828
Available Passenger Cruise Days (APCD)	55,328	55,328	159,769	159,544

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009
Revenue
Total revenue from continuing operations for the three months ended September 30, 2010 was $19.8 million, compared to $17.7 million for the three months ended September 30, 2009. The increase in revenue is primarily due to increased net fares per passenger during the third quarter of 2010. Our occupancy rates were 89.9% during the third quarter of 2010 compared to 92.0% in the comparable quarter of 2009.
Onboard and other revenue totaled $4.4 million during the three months ended September 30, 2010 compared to $4.2 million during 2009. Beverage and shore excursions sales are the primary sources of onboard guest revenues. Other guest revenues are also derived from spa and retail sales, as well as pre and post cruise services.
Cruise Operating Expenses
Cruise operating expenses were $13.9 million for the three months ended September 30, 2010 compared to $13.3 million for the three months ended September 30, 2009 or a 5% increase. The increase in cruise operating expenses is primarily due to an increase in fuel costs and amortization of prior drydock expenditures, offset by cost savings in port fees and insurance following the transition of the ship management to in-house personnel in September of 2009.
Selling and Tour Promotion Expenses
Selling and tour promotion expenses increased to $1.9 million for the three months ended September 30, 2010 from $1.2 million for the three months ended September 30, 2009. As a percentage of total revenue, selling and tour promotion costs totaled 9.5% during the three months ended September 30, 2010 and 7.0% during the three months ended September 30, 2009. The cost for our annual publication of ship itineraries is reflected in the third quarter of 2010 versus reported in the second quarter of 2009. However, it is anticipated that promotional expenditures may increase from recent past trends due to the expansion and re-direction of marketing initiatives to increase revenues for the 2011 and future sailing seasons.
General and Administrative Expenses
General and administrative expenses were $1.8 million for the three months ended September 30, 2010 compared to $2.2 million for the three months ended September 30, 2009, or a decrease of $0.4 million. As a percentage of total revenue, general and administrative expenses decreased to 9.0% for the three months ended September 30, 2010 from 12.2% for the three months ended September 30, 2009. This decrease in administrative costs is due primarily to the overall reduction in our corporate structure and the number of operating business segments, as well as cost saving strategies implemented in the restructure of our core business.
Depreciation
Depreciation expense was $1.6 million for the three months ended September 30, 2010 compared to $2.4 million for the three months ended September 30, 2009. Depreciation expense during the current three months decreased $0.8 million based on the reduction in the carrying value of the Windstar and Majestic vessels from fair value impairments recorded in 2009, as well as a reduction in the number of Majestic vessels subject to depreciation.

Operating income (loss) from continuing operations
Operating income from continuing operations totaled $0.6 million for the three months ended September 30, 2010 compared to an operating loss, excluding non-cash impairments, of $(0.3) million for the three months ended September 30, 2009, or a $0.9 million improvement. The three months ended September 30, 2009 included a $27.0 million impairment charge for the Windstar vessels and a $5.5 million impairment charge related to the Majestic vessels. Including the 2009 impairment charges, the operating loss for the three months ended September 30, 2009 totaled $(32.8) million. The improvement in operating results from continuing operations is primarily the result of revenue growth in the current three month period.
Other Expense
Other expense for the three months ended September 30, 2010 was $1.2 million compared to $1.8 million for the three months ended September 30, 2009. The decrease in other expense is primarily attributed to a $0.6 million reduction in interest expense attributable to the 2009 Exchange Offer, whereby we reduced our outstanding indebtedness under the Convertible Notes, offset by an increase in interest expense related to borrowings under the Credit Facility.
Income (loss) from discontinued operations, net of tax
Net loss from discontinued operations for the three months ended September 30, 2010 was $8,000 compared to a net loss of $0.7 million in the comparable quarter of 2009. The three months ended September 30, 2010 includes residual costs incurred related to the travel and events business. The three months ended September 30, 2009 includes the operating results of the reinsurance and travel and events business.
Liquidity
In November 2009, through our exchange offer, we restructured a significant portion of the indebtedness under the Convertible Notes and in 2010 we obtained a $15.0 million Credit Facility for working capital purposes and to fund drydock and capital expenditures. In addition to reducing outstanding indebtedness and obtaining the Credit Facility, we restructured our core business activities so as to allow us to dedicate liquidity resources to the operations and growth of Windstar Cruises.
In 2010, as in other years, we will incur capital expenditures and costs required in the maintenance of our ships. In 2010, planned capital expenditures and drydock projects are expected to total approximately $7.0 million. We completed a drydock in April 2010 for the Wind Sprit for which we incurred $4.1 million in refurbishments. We have a scheduled drydock for the Wind Star in November 2010 for which we expect to incur $2.0 million in refurbishments. The funds necessary for the Wind Star drydocking have been advanced under the Credit Facility and are currently being held in escrow.
We believe that the operating cash flows, financing cash flows, and investing cash flows projected for 2010 and 2011, cash and cash equivalents of $14.7 million at September 30, 2010, and the $5.0 million available for future borrowings under the Credit Facility will be sufficient to fund ongoing operations through 2010 and 2011. We expect our business improvement initiatives and marketing efforts to improve operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. If we are unable to meet our cash flow projections in 2010 or 2011, we may need to seek additional sources of funding. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations.
Substantially all of our long-term indebtedness is scheduled to mature or may need to be repaid during 2012. We do not expect that our cash flows from operations will generate sufficient funds to enable us to repay or repurchase this indebtedness when we are required to do so. Accordingly, our ability to satisfy these obligations will depend upon our ability to refinance this indebtedness or to obtain additional funds through borrowings, sales of debt or equity securities, asset sales or other transactions. In addition, if our common stock ceases to be listed on an established national securities exchange or automated over-the-counter trading market in the United States, a fundamental change would be deemed to have occurred for purposes of the Convertible Notes whereby holders would have the right to require us to repurchase for cash all or a portion of the $31.2 million principal amount outstanding plus accrued and unpaid interest. We do not have sufficient funds available for such repurchase, if required.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009
Revenue
Total revenue from continuing operations for the nine months ended September 30, 2010 was $45.8 million, compared to $48.4 million for the nine months ended September 30, 2009 or a 5% decline. The decrease in revenue is primarily due to the economic conditions over the last twelve months which impacted both the number of passengers and price points of ticket sales during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.
Cruise Operating Expenses
Cruise operating expenses were $37.7 million for the nine months ended September 30, 2010 compared to $38.8 million for the nine months ended September 30, 2009. The decrease in cruise operating expenses is primarily due to a reduction in the number of passengers traveling and efficiencies and cost savings gained following the transition of the vessel management to in-house, offset by an increase in fuel costs during 2010.
Selling and Tour Promotion Expenses
Selling and tour promotion expenses increased to $6.0 million for the nine months ended September 30, 2010 from $5.1 million for the nine months ended September 30, 2009. As a percentage of total revenue, selling and tour promotion increased to 13.2% during the nine months ended September 30, 2010 from 10.6% during the nine months ended September 30, 2009. It is anticipated that promotional expenditures may increase from recent past trends due to the current expansion and re-direction of marketing initiatives.
General and Administrative Expenses
General and administrative expenses totaled $6.0 million during the nine months ended September 30, 2010 compared to $6.4 million for the nine ended September 30, 2009. Excluding an $0.8 million credit recorded in 2009 (due to restricted stock forfeitures upon employee terminations), general and administrative expenditures decreased $1.2 million during the current nine months. We have incurred costs in 2010 related to corporate restructuring and recruiting as we identified key personnel and positions to execute our initiatives intended to improve operating results. As a percentage of total revenues, general and administrative expenses were 13.2% for the nine months ended September 30, 2010 and 14.8% for the nine months ended September 30, 2009, excluding the non-recurring compensation credit.
Impairment charge
In June 2010 we recorded a non-cash impairment charge of $0.2 million for a Majestic vessel based on the difference between the carrying value and sales proceeds received upon sale. During the nine months ended September 30, 2009, we recorded non-cash impairment charges of $27.0 million related to the assets of Windstar Cruises and $19.5 million related to the assets of Majestic America Line.
Depreciation expense
Depreciation expense was $5.3 million for the nine months ended September 30, 2010 compared to $7.9 million for the nine months ended September 30, 2009. Depreciation expense during the current nine months decreased compared to the prior nine months due to impairment charges recorded during 2009, as well as the reduction in the number of vessels subject to depreciation for Majestic America Line.

Operating income (loss) from continuing operations
We recorded an operating loss from continuing operations of $9.5 million for the nine months ended September 30, 2010, compared to $55.1 million for the nine months ended September 30, 2009. Excluding the $46.5 million asset impairment in 2009, the loss from continuing operations totaled $8.6 million during the nine months ended September 30, 2009. The increased operating loss in 2010 is attributable to lower revenues during the nine months ended September 30, 2010.
Other Income (Expense)
Other expense for the nine months ended September 30, 2010 was $2.7 million, compared to $5.0 million for the nine months ended September 30, 2009. The decrease in other expense is attributed to $2.3 million in lower interest expense due to the Exchange Offer in the fourth quarter of 2009, partially offset with current interest costs for borrowings under the Credit Facility.

Income Taxes
We recorded an income tax benefit from continuing operations of $0.2 million for the nine months ended September 30, 2010 and 2009. We have established a full valuation allowance on our deferred tax assets.
Income (loss) from discontinued operations, net of tax
Net income from discontinued operations for the nine months ended September 30, 2010 was $0.4 million compared to a net loss of $(8.8) million during the prior nine month period of 2009. The nine months ended September 30, 2010 includes a profit distribution of $0.6 million from the reinsurance business, net of a tax provision of $0.2 million. The nine months ended September 30, 2009 includes the operating results of the marine, reinsurance, and travel and events business, net of a tax provision of $0.4 million.
Liquidity and Capital Resources
Net cash used in operating activities totaled $5.1 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively. The additional use of cash for operating activities in the current year primarily relates to $4.1 million drydock expenditures for the Wind Spirit, offset by an increase in deposits for future cruises and release of cash collateral by credit card processors due to more favorable holdback arrangements negotiated by the Company. Cash provided by discontinued operations totaled $4.7 million during the nine months of the 2009 period, as compared to $0.4 million in the current period from residual wind down activities.
Net cash used in investing activities totaled $0.2 million and $1.3 million for the nine months ended September 30, 2010 and 2009, respectively. The cash requirements of the prior year relate primarily to discontinued operations.
Net cash provided by financing activities for the nine months ended September 30, 2010 was $9.6 million in proceeds under the Credit Facility, with no similar transaction in the same period of 2009.
Our cruise passenger deposits are primarily received through credit card transactions. As of September 30, 2010, we had $4.7 million of restricted cash held by banks in cash equivalents as amounts required to secure processing of passenger deposits through credit cards. The restricted amounts are negotiated between us and the banks based on a percentage of the expected future volume of credit card transactions within a standard twelve-month period. In addition to cash held by the banks, we pledged one of the Majestic America Line vessels as collateral under a processing agreement. This action reduced the amount of cash held as required by the processor.
As of September 30, 2010 we have $2.5 million held in an escrow account to fund the November 2010 dry dock refurbishments for the Wind Star. We expect to disburse these funds during the fourth quarter of 2010 as the work and refurbishments are completed.
Trends and Uncertainties
The results of operations and financial position of our business may be affected by a number of trends or uncertainties that have, or that we reasonably expect could have, a material effect on income from continuing operations, cash flows and financial position. Such trends and uncertainties include the repercussions of the global economic conditions, natural disasters or terrorist acts. We will also, from time to time, consider the acquisition of or investment in businesses, services and technologies that might affect our liquidity requirements.
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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, management, being our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the last fiscal quarter covered by the report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None
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

If we are unable to maintain our common stock listing on an established national securities exchange or automated over-the-counter trading market in the United States, we may become obligated to repurchase some or all of our outstanding Convertible Notes for cash. We do not have sufficient funds currently available for such repurchase, if required.

Our common stock is currently listed on the Nasdaq Capital Market. Companies listed on the Nasdaq Capital Market must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards.   We were in compliance with all applicable financial requirements of the Nasdaq Capital Market as of September 30, 2010, including the $2.5 million stockholders’ equity requirement.   However, if we were to fail in the future to comply with the $2.5 million minimum stockholders’ equity requirement or any other requirements, our Common Stock could become subject to delisting. It is likely that stockholders equity at December 31, 2010 may be less than the $2.5 million required for continued listing on the Nasdaq Capital Market, in which event Nasdaq may commence delisting proceedings.

If our common stock is not listed on an established national securities exchange or automated over-the-counter trading market in the United States, the holders of our Convertible Notes will have the right to require us to repurchase such Convertible Notes for cash at a price equal to 100% of the principal amount repurchased plus accrued and unpaid interest. Approximately $31.2 million aggregate principal amount of Convertible Notes was outstanding as of September 30, 2010. Our management and the Board of Directors are considering potential actions that could be taken to avoid or mitigate any such obligation to repurchase Convertible Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved)
Item 5. Other Information.
As previously disclosed, from November 2009 through August 2010, the Company was not in compliance with the $1.00 minimum bid price required for continued inclusion of the Company’s common stock on the Nasdaq Global Market (the “Minimum Bid Requirement”). On September 9, 2010, the Company received written notification from the Nasdaq Stock Market that the Nasdaq Hearings Panel (the “Panel”) determined that the Company has regained compliance with the $1.00 minimum bid price requirement (the “Minimum Bid Requirement”). As previously disclosed, in order to regain compliance with the Minimum Bid Requirement, the Company effected a 1-for-8 reverse stock split at 11:59 p.m. Eastern Time on August 23, 2010. On September 9, 2010, the Company received written notification from the Nasdaq Stock Market that the Nasdaq Hearings Panel (the “Panel”) determined that the Company has regained compliance with the Minimum Bid Requirement. The notification further stated that, because the Company remained non-compliant with the Nasdaq Global Market’s $10.0 million minimum stockholders’ equity requirement, the Company’s continued listing was conditioned upon formal approval by the Nasdaq Listing Qualifications Department of an application to transfer the Company’s listing to the Nasdaq Capital Market.
In a subsequent written notification also received by the Company on September 9, 2010, Nasdaq notified the Company that the Company’s transfer application was formally approved and the Company’s Common Stock commenced trading on the Nasdaq Capital Market on September 13, 2010.
The Nasdaq Capital Market is one of the three markets for Nasdaq-listed stocks and operates in the same manner as the Nasdaq Global Market. Companies listed on the Nasdaq Capital Market must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards. Upon the transfer of the Company’s Common Stock to the Nasdaq Capital Market, the Company’s trading symbol continued to be “AMIED” through September 20, 2010 and “AMIE” thereafter. Trading in the Company’s Common Stock will be unaffected by the transfer to the Nasdaq Capital Market.
The Company was in compliance with all applicable financial requirements for continued listing on the Nasdaq Capital Market as of September 13, 2010, the date of transfer, including the $2.5 million stockholders’ equity requirement of the Nasdaq Capital Market. However, if the Company were to fail in the future to comply with the $2.5 million minimum stockholders’ equity requirement of the Nasdaq Capital Market or any other requirements for continued listing on the Nasdaq Capital Market, the Company’s Common Stock could become subject to potential delisting.

Item 6. Exhibits.

Exhibit No.		Description

31.1	*	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Attached hereto.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS INTERNATIONAL, INC. (Registrant)
Date: November 15, 2010	By:	/s/ Mark T. Detillion
Mark T. Detillion
Chief Financial Officer, (Principal Financial Officer and Duly Authorized Officer)