Form 10-K
AMBASSADORS INTERNATIONAL INC
filed 2011-04-22
CIK 946842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5.7 million based on the closing sale price as reported on the NASDAQ Global Market (the exchange upon which the common stock was traded at that time).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011
Common Stock, $.01 par value per share	3,321,384

TABLE OF CONTENTS

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved staff comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Reserved
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance 1
Item 11. Executive Compensation 4
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters 7
Item 13. Certain Relationships and Related Transactions, and Director Independence 8
Item 14. Principal Accounting Fees and Services

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX

PART I

Item 1. Business

Overview

Ambassadors International, Inc. (the “Company”) continues to operate the international cruise operations of its subsidiary, Windstar Sail Cruises Limited (“Windstar Cruises”). Windstar Cruises maintains a fleet of three internationally-flagged luxury yachts that provide travel and cruise opportunities to treasured destinations with sailings in the Caribbean, Europe, the Americas and the Greek Isles.

The Company’s principal executive office is located at 2101 4th Avenue Suite 210 Seattle Washington, 98121 and the telephone number is (206) 292-9606.

 Recent Events

Chapter 11 Proceedings

On April 1, 2011 (the “Petition Date”), the Company and certain of its direct and indirect domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases (collectively, the “Chapter 11 Case”) are being jointly administered.  The Company’s subsidiaries organized outside the United States are not Debtors in the Chapter 11 Case, nor are they parties to any insolvency or reorganization proceedings in their home jurisdictions.

The Debtors continue to operate as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.   As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, and may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most litigation pending against the Debtors, are stayed. Other pre-petition contractual obligations against the Debtors generally may not be enforced.

The Debtors have received approval from the Bankruptcy Court of their “first day” motions, which were filed as part of the Chapter 11 Case. Among other “first day” relief, the Debtors received approval to continue wage and salary payments and other benefits to employees as well as certain related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. The Debtors intend to continue to pay vendors and suppliers in the ordinary course of business for goods and services delivered post-petition.

Under the priority scheme established by the Bankruptcy Code, certain post-petition and secured or “priority” pre-petition liabilities need to be satisfied before general unsecured creditors and holders of the Debtors’ equity are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the claims and interests of each of these constituencies. Additionally, no assurance can be given as to whether, when or in what form unsecured creditors and holders of the Debtors’ equity may receive a distribution on such claims or interests.

Under the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights provided under the Bankruptcy Code.

For the duration of the Chapter 11 Case, the Company’s business is subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Case could adversely affect relationships with customers, suppliers and employees which, in turn, could adversely affect the going concern value of the business and of the assets. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on the business or various creditors, or whether or when the Company may emerge from bankruptcy.  See “Item 1A, Risk Factors.”

The filing of the Chapter 11 Case constituted an event of default under the terms of Company’s pre-petition working capital facility with the Lenders governed by the Credit and Guaranty Agreement dated as of March 23, 2010 (the “2010 Credit Agreement”),    Approximately $9.6 million principal amount of term loans are currently outstanding under the 2010 Credit Agreement.   Upon such event of default, the entire outstanding principal balance outstanding under the 2010 Credit Agreement and accrued interest became immediately due and payable without any action on the part of the agent or any lender.  The Company believes that any efforts to enforce the payment obligations under the 2010 Credit Agreement against the Company and its U.S. Subsidiaries would be stayed as a result of the filing of the Chapter 11 Case, but any efforts to enforce such obligations against the Company’s foreign subsidiaries would not be stayed.  However, the lenders under the 2010 Credit Agreement have agreed to forbear from taking any action to enforce such payment obligations, so long as no Event of Default under the DIP Credit Agreement has occurred and the Bankruptcy Court enters a final order with respect to the DIP Credit Agreement by April 26, 2011.

The filing of the Chapter 11 Case also constituted an event of default under the Indenture dated as of November 13, 2009 (the “Senior Secured Note Indenture”), among the Company, the subsidiary guarantors named therein, and Wilmington Trust FSB, as trustee, with respect to the Company’s 10% Senior Secured Notes due in 2012 (the “Senior Secured Notes”).  Approximately $19.7 million in principal amount of Senior Secured Notes are currently outstanding.  The Company has been advised that approximately 88% in principal amount of the outstanding Senior Secured Notes are held by certain funds and accounts advised by Whippoorwill.  Upon such event of default, the entire unpaid principal and accrued interest on the Senior Secured Notes became immediately due and payable without any action on the part of the trustee or the holders of the senior secured notes.  The Company believes that at any efforts to enforce the payment obligations under the Senior Secured Notes and the Senior Secured Note Indenture against the Company and its U.S. Subsidiaries would be stayed as a result of the filing of the Chapter 11 Case, but any efforts to enforce such obligations against the Company’s foreign subsidiaries would not be stayed.  However, Whippoorwill, as the holder of a majority in principal amount of the outstanding Senior Secured Notes, has agreed to forbear from taking any action to enforce such payment obligations, so long as no Event of Default under the DIP Credit Agreement has occurred and the Bankruptcy Court enters a final order with respect to the DIP Credit Agreement by April 26, 2011.

    Asset Purchase Agreement

On April 1, 2011,the Company entered into a letter agreement (the “APA Letter Agreement”) dated March 31, 2011 with Whippoorwill Associates, Inc., acting as agent for certain of its discretionary funds and accounts (“Whippoorwill”), under which Whippoorwill and the Company agreed, subject to receipt of bankruptcy court approval and the other conditions specified in the APA Letter Agreement and in the proposed form of Asset Purchase Agreement attached to the APA Letter Agreement, to enter into an asset purchase agreement in the form attached to the APA Letter Agreement (as it may be amended, supplemented or modified by agreement of the parties, the “Asset Purchase Agreement”), providing for Whippoorwill to purchase, through a designee of Whippoorwill to be formed prior to consummation of the transaction (the “Purchaser”), substantially all of the assets of the Company and the subsidiaries of the Company organized or incorporated in the United States (the “U.S. Subsidiaries”), including the equity interests in the Company’s foreign subsidiary that owns the Company’s Windstar Cruises business, in accordance with the terms and conditions set forth in the APA Letter Agreement and in the Asset Purchase Agreement.

Following execution of the APA Letter Agreement and the DIP Facility Letter Agreement (described below), on April 1, 2011, the Company and each of the U.S. Subsidiaries commenced voluntary bankruptcy proceedings under Chapter 11.

The APA Letter Agreement and the proposed Asset Purchase Agreement provide that the consideration to be paid by the Purchaser for the acquired assets will consist of (i) payment in cash and/or assumption by the Purchaser of all outstanding obligations of the Company and the U.S. Subsidiaries under the Company’s pre-petition secured credit facility governed by the 2010 Credit Agreement referred to below (under which $9.575 million principal amount of term loans are outstanding) and all obligations of the Company and the U.S. Subsidiaries under the DIP Credit Agreement described below, (ii) a credit bid and release of the Company and the U.S. Subsidiaries with respect to the Company’s outstanding 10% Senior Secured Notes in an amount of at least $19.0 million, and (iii) an assumption of specified liabilities of the Company and the U.S. Subsidiaries.  The APA Letter Agreement and the proposed Asset Purchase Agreement state that the consideration payable by the Purchaser is estimated to total approximately $40.0 million, excluding assumption of specified liabilities.

Under the terms of the APA Letter Agreement and the proposed Asset Purchase Agreement, consummation of the sale to the Purchaser will be subject to a number of conditions, including, among others, conditions related to Whippoorwill’s continued due diligence review; the accuracy of the representations and warranties of the parties; material compliance by the parties with their obligations under the Asset Purchase Agreement; the absence of a material adverse effect with respect to the business or assets of the Company or any of its subsidiaries; and compliance with certain specified deadlines for actions in connection with the Bankruptcy Case.   Consummation of the sale to the Purchaser will also be subject to obtaining an order of approval from the Bankruptcy Court (the “Sale Order”).   In addition, because the sale to the Purchaser will be conducted under the provisions of Section 363 of the Bankruptcy Code, it is subject to bidding procedures, which are set forth in a bidding procedures order entered by the Bankruptcy Court, and to receipt of a higher and better bid at auction.  Such bidding procedures order provides that the Purchaser is the “stalking horse” bidder for substantially all of the assets of the Company and the U.S. Subsidiaries at the auction.  A Bankruptcy Court hearing on the proposed bidding procedures was held Friday, April 15, 2011 at which the Bankruptcy Court approved the bidding procedures.  Neither the APA Letter Agreement nor the proposed Asset Purchase Agreement provides for the payment of any break-up fee to the Purchaser, Whippoorwill or any other party if a sale of the Company’s assets to another purchaser is consummated.

It is expected that the proposed Asset Purchase Agreement, with any modifications that may be agreed between Whippoorwill and the Company, will be entered into following approval of the relevant bidding procedures by the Bankruptcy Court. A final hearing by the Bankruptcy Court to consider granting the Sale Order has been scheduled for May 18, 2011.  Closing of the sale is currently anticipated to take place prior to June 30, 2011.

If the sale of the Company’s assets to the Purchaser is consummated as provided in the APA Letter Agreement and the proposed Asset Purchase Agreement, it  is expected that holders of the Company’s common stock and convertible notes will not receive any distribution following such sale and these securities will likely have little, if any, value following the Chapter 11 Case.

   DIP Credit Facility

On April 1, 2011, the Company entered into a letter agreement (the “DIP Facility Letter Agreement”) dated March 31, 2011 with Whippoorwill under which Whippoorwill agreed, subject to receipt of Bankruptcy Court approval and the other conditions specified in the DIP Facility Letter Agreement and in the proposed form of DIP Credit Agreement referred to below, to provide, through certain of its discretionary funds and accounts that are currently lenders to the Company and its subsidiaries (the “Lenders”), a secured debtor-in-possession financing facility (the “DIP Facility”) to the Company and its subsidiaries, to be used for working capital purposes, during the pendency of the Company’s bankruptcy proceedings, in accordance with the terms and conditions set forth in the DIP Letter Agreement and in the proposed form of Amended and Restated Credit Agreement to be executed by the Company, the U.S. Subsidiaries, the Company’s foreign subsidiaries, the Lenders and Law Debenture Trust Company of New York, as administrative and collateral agent (“Law Debenture”), substantially in the form attached to the DIP Facility Letter Agreement (as it may be amended, supplemented or modified by agreement of the parties, the “DIP Credit Agreement”).  Under the DIP Facility Letter Agreement and the proposed DIP Credit Agreement, if approval of the Bankruptcy Court is obtained and the other applicable conditions are satisfied, all amounts outstanding under the Company’s pre-petition  2010 Credit Agreement, by and among the Company, certain subsidiaries of the Company, the lenders named therein (which are funds and accounts advised by Whippoorwill), and Law Debenture Trust Company of New York, as administrative and collateral agent (totaling $9.575 million in principal amount as of April 1, 2011), will immediately and automatically become indebtedness outstanding under the DIP Facility and, in addition, the Lenders will make new term loans during the pendency of the Bankruptcy Case in the aggregate amount of up to $10.0 million (provided that only $5.0 million in the aggregate of new term loans will be made prior to the date on which the Bankruptcy Court grants final approval of the DIP Facility).   The DIP Credit Agreement amends and restates the 2010 Credit Agreement in its entirety.

Following a hearing before the Bankruptcy Court on April 5, 2011, the Bankruptcy Court entered an order approving the DIP Facility on an interim basis (the “Interim DIP Order”).  Pursuant to the Interim DIP Order, the Company and its subsidiaries were authorized to enter into the DIP Credit Agreement and to draw up to $5.0 million of new term loans under the DIP Facility, pending the final hearing to approve the DIP Facility (scheduled for April 26, 2011).

On April 11, 2011, the Company and its U.S. and foreign subsidiaries (as borrowers and/or guarantors) entered into the Amended and Restated Credit Agreement dated as of April 11, 2011 governing the DIP Facility (the “DIP Credit Agreement”) with certain funds and accounts managed by Whippoorwill, as lenders, Ambassadors International Cruise Group (USA), LLC, as funds agent, and Law Debenture Trust Company of New York, as administrative and collateral agent (“Law Debenture”). The DIP Credit Agreement sets forth the specific terms of the DIP Facilty to be used for working capital purposes during the pendency of the bankruptcy proceedings of the Company and its U.S. Subsidiaries, as contemplated by the DIP Letter Agreement.

Pursuant to the DIP Credit Agreement, all amounts outstanding under the Company’s pre-petition working capital facility (totaling $9.575 million in principal amount as of April 1, 2011), which was governed by the Credit and Guaranty Agreement dated as of March 23, 2010 (the “2010 Credit Agreement”), by and among the Company, certain subsidiaries of the Company, Whippoorwill, as lenders, and Law Debenture, as administrative and collateral agent, immediately and automatically became indebtedness outstanding under the DIP Facility (except that such pre-petition amounts will not be secured by the additional collateral granted under the DIP Facility, and will not have the status of post-petition administrative claims in the Bankruptcy Case, unless and until the Bankruptcy Court grants final approval of the DIP Facility). In addition, Whippoorwill committed in the DIP Credit Agreement, subject to the terms and conditions set forth therein, to make new term loans during the pendency of the Company’s bankruptcy proceedings (which new loans are secured by all collateral granted under the DIP Facility, and will have the status of post-petition administrative claims in the Bankruptcy Case) in the aggregate amount of up to $10.0 million (provided that only $5.0 million in the aggregate of new term loans will be made prior to the date on which the Bankruptcy Court grants final approval of the DIP Facility). The DIP Credit Agreement amends and restates the 2010 Credit Agreement in its entirety.

The DIP Credit Agreement provides an immediate source of funds to the Company and its subsidiaries, enabling the Company and its subsidiaries to satisfy obligations associated with the ongoing operations of its business, including the timely payment of employee obligations, purchases of food, fuel and supplies, normal operating expenses and other obligations.  A hearing on the approval of the DIP Facility on a final basis has been scheduled before the Bankruptcy Court on April 26, 2011.

The Company expects that cash flows from the ongoing business and the availability under the DIP Credit Agreement will allow the Company to meet its liquidity needs during the sale process.

On April 13, 2011 the first new loan under the DIP Facility, in the amount of $2.0 million, was funded.   Borrowings under the DIP Facility bear interest at a rate of 12 percent per annum and are secured (on a first priority basis) by the three Windstar vessels and all the other assets of the Company and its subsidiaries.  The DIP Credit Agreement includes customary representations, warranties and covenants.  It also includes events of default related to, among other things, the failure to make payments due thereunder, breach of covenants, material misrepresentations, cross-defaults, certain post-petition judgments, compliance with certain specified deadlines for actions in connection with the Bankruptcy Case and certain related matters.  Unless extended at the Company’s request and in Whippoorwill’s sole discretion, the commitments of the lenders under the DIP Credit Agreement will terminate, and all amounts outstanding thereunder will become due and payable, on July 31, 2011, or under certain circumstances on earlier dates as provided in the DIP Credit Agreement.  The DIP Credit Agreement requires payment of a $200,000 commitment fee to Whippoorwill and customary agent fees, which were paid at the time of the initial loan on April 13, 2011.  The DIP Credit Agreement requires the Company to adhere to a budget delivered to Whippoorwill and contains other customary covenants for debtor-in-possession financings of this type, including restrictions on the incurrence of indebtedness, capital expenditures, mergers, sales and other dispositions of property and other fundamental changes.

Supplemental Indenture

In connection with the DIP Credit Facility, the Company also amended the Indenture dated as of November 13, 2009 among the Company, certain subsidiaries of the Company as guarantors and Wilmington Trust FSB, as indenture trustee, as previously amended (the “Indenture”), relating to the Company’s 10% Senior Secured Notes due 2012 (the “Senior Secured Notes”), pursuant to a Second Supplemental Indenture dated as of April 6, 2011 among the Company, certain subsidiaries of the Company as guarantors and Wilmington Trust FSB, as indenture trustee (the “Supplemental Indenture”).  The Supplemental Indenture, among other things, increased the maximum principal amount of the working capital facility permitted thereunder from $15 million to $20 million and modified the Indenture to permit a sale of assets pursuant to Section 363 of the Bankruptcy Code if approved by holders of a majority in outstanding principal amount of the Senior Secured Notes.   The execution of the Supplemental Indenture was consented to by Whippoorwill, as holders of approximately 88% in principal amount of the Senior Secured Notes in accordance with the terms of the Indenture.

Nasdaq Delisting

On April 4, 2011, the Company received notification from the staff of the Nasdaq Stock Market indicating that the staff of the Nasdaq Stock Market has determined, in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, that the Company’s common stock will be delisted from the Nasdaq Stock Market in light of, among other things, the Company’s announcement that it filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The notification states that Nasdaq trading in the Company’s common stock will be suspended at the opening of business on April 13, 2011, and Nasdaq will request that the Securities and Exchange Commission remove the Company’s securities from listing and registration on the Nasdaq Stock Market, unless the Company requests an appeal of the delisting decision.  The Company did not appeal Nasdaq's delisting decision and the common stock was delisted effective April 13, 2011.

Discontinued Operations

In 2009 the Company managed the wind down of operations or disposition of it’s prior business segments and divisions, including the marine business, the reinsurance business, the travel and events business.  In May 2009, the Company sold the marine business through a stock sale.  In September 2009, the Company ceased reinsurance operations by executing an assignment agreement with a third party whereby all re-insurance assets were assigned and the related liabilities were assumed. In addition to the assignment agreement, a profit sharing agreement with the third party was entered into that allows the Company to participate in residual profit distributions for the transferred programs. In 2010 approximately $0.6 million was distributed to the Company under such agreement. In April 2009 the Company sold a significant portion of the travel and events business by completing an asset sale of certain assets related to the housing portion of the business. The buyer also assumed certain liabilities related to such business. The Company retained the events component of the business and completed those events as scheduled during 2009. These divisions are presented as discontinued operations for all periods in the accompanying consolidated financial statements.

    Majestic American Line

The former riverboat cruise division ceased operations in 2008.  Subsequently, the Company has sold and or disposed of all but two of the vessels.  In November 2009, the Company sold the vessel Queen of the West.  In May 2010, the Company sold the vessel Mississippi Queen and in June 2010 sold the vessel Contessa. The sales have been structured for substantially all cash proceeds.  As of December 31, 2010, there are two remaining riverboat vessels which are being marketed for sale and are classified as assets held for sale in the accompanying consolidated financial statements.  There can be no assurances that we will be able to complete the sale or dispose of the remaining vessels in a timely manner The Delta Queen® is currently leased under a bareboat charter agreement.   In January 2010, the Columbia Queen was pledged as collateral with a credit card processer rather than placing additional cash deposits with the institution for the purpose of accepting credit card deposits from our customers for passenger ticket revenues.  Both the Delta Queen® and the Columbia Queen are included in the APA Letter Agreement.

Business

Ambassadors International Cruise Group, LLC (“AICG”) as a subsidiary of Ambassadors Cruise Group, LLC (“ACG”) was formed in 2007 and purchased Windstar Cruises, a luxury, small ship cruise line consisting of three international-flagged motor-sail yachts: Wind Surf, Wind Spirit and Wind Star. Windstar Cruises’ fleet of luxury yachts explores treasured destinations. Windstar Cruises offers sailings in the Caribbean, Europe, the Americas and the Greek Isles.

Officially designated as motor-sail-yachts, the ships have billowing white sails which are operated from the bridge by computer micro-chips and navigational devices. Each of the ships offers an elegant experience unique to itself and intimate access to the scenic places, historical events and varied cultures of the world. The intimate ships ensure a comfortable, yet refined, cruise experience. Attention to quality focuses on deluxe comfort and attentive service that makes voyages on these ships a truly unique experience.

To provide guests with a varied travel experience, Windstar Cruises contracts with local agencies to provide escorted tours and activities at ports of call. As a convenience to passengers, it also arranges hotel accommodations as well as air and land transportation to and from embarkation and disembarkation locations.

The three ships of the Windstar fleet offer a total of 608 passenger berths. We utilize passenger berths as our measurement of capacity on our ships. Each passenger berth represents a bed that can be sold to customers for overnight accommodations on our cruises.

Ship	Passenger Berths	In-Service Year	Itineraries

•Wind Surf	312	1989	International
•Wind Star	148	1986	International
•Wind Spirit	148	1987	International

Competition

The cruise industry is a highly competitive marketplace with several larger operators providing cruise vacations internationally. Windstar Cruises competes in terms of price, itineraries, services and ship types. In addition, cruising is one of several options that people have when selecting a vacation. Competition also arises from other vacation operators that provide leisure and vacation alternatives including resorts, hotels and packaged tours. Windstar Cruises provides a unique experience that is appealing to the target market, but other alternatives may become more appealing. There can be no assurance that present or future competitors will not exert significant competitive pressures on us.

Regulation

Ship Maintenance

Operation of the internationally flagged ships is subject to regulations established by the International Safety Management Code (“ISM”) that are enforced by the Administration of the flag state and other international class societies. Windstar Cruise vessels are flagged under the Bahamas jurisdiction. Among these regulations is the requirement that the ships be taken out of operation and removed from the water for inspection of the exterior of the hull on a periodic basis, referred to as drydocking, as well as the performance of certain regularly scheduled maintenance service. The fleet must be drydocked at least twice every five years and therefore are typically drydocked at preplanned times at the beginning or conclusion of a sailing season of the Caribbean or European itineraries.

Passenger Health, Safety and Security

Windstar Cruises is subject to various international and local laws, regulations and treaties that govern, among other things, safety standards applicable to ships, health and sanitary standards applicable to passengers, security standards onboard the ships and at the port interface areas.   These issues are, and will continue to be, an area of focus by the relevant authorities. This could result in the enactment of more stringent regulation of cruise ships that would subject Windstar Cruises to increasing compliance costs in the future.

Environmental

Windstar Cruises is subject to numerous environmental laws. It is impossible to reliably predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to it’s operations. The applicable regulations, as well as the technology and length of time available to comply with those regulations, continue to develop and change. In addition, regulations covering past activities or those of predecessors could adversely affect the business.  Various country and local international governments or regulatory agencies have enacted or are considering new environmental regulations or policies that could adversely affect the cruise vacation industry, including new restrictions on the type of fuel that can be utilized in certain international waters. Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to ship discharges, could increase the cost of compliance or otherwise adversely affect the value of the ships and the business.

Taxation

Conclusions regarding taxation, are based on the existing provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and proposed U.S. Treasury Department regulations, administrative rulings, pronouncements and judicial decisions, all as of the date of this Annual Report. No assurance can be given that changes in or interpretation of existing laws will not occur or will not be retroactive or that anticipated future circumstances will in fact occur. No assurance can be given that the conclusions would be sustained if challenged by taxing authorities.  Substantially all gross income is derived from the operation of the Windstar Cruises vessels in international transportation. This income principally consists of hire for the transportation of passengers, which is referred to herein as “cruise income.” Under Section 883 of the Code, the Company believes is qualifies for exemption from U.S. federal tax source cruise income since: (i) Windstar Cruises was organized under the laws of the Republic of the Marshall Islands, a foreign country that grants the requisite equivalent exemption from tax on cruise income earned by U.S. corporations and (ii) Windstar was a “controlled foreign corporation” as defined by Section 957 of the Code (“CFC”) and more than 50% of the stock was owned by a U.S. domestic “C” corporation, namely the Company.

Taxation in the Absence of an Exemption under Section 883

In the absence of an exemption under Section 883, a foreign corporation such as Windstar Cruises would be subject to either the net income and branch profits tax regimes of Section 882 and Section 884 of the Code (the “net tax regime”) or the four percent of gross income tax regime of Section 887 of the Code.  The Company believes it would be subject to the net tax regime in the absence of an exemption under Section 883. Under the net tax regime, U.S. source shipping income, net of applicable deductions, would be subject to a federal corporate income tax of up to 35% and the net after-tax income would be potentially subject to a further branch tax of 30%.

    Insurance

The Company maintains a variety of insurance coverage’s for the operation of our business, including but not limited to coverage for professional and general liability as well as insurance coverage on the ships, and personal property, and as required on leased properties.

Marine liability insurance is maintained for the ships through various mutual protection and indemnity associations. The marine liability insurance arrangements are typical of common industry practices and, subject to certain deductibles, provide coverage for losses, other than hull physical damage losses, including casualty damage of the ships and claims by crew members, passengers and other third parties. As a member of mutual protection and indemnity associations, annual premiums are paid based largely on risk characteristics and loss experience, and the loss experience of other members. In addition, because such associations and other maritime mutual indemnity associations around the world pool a portion of their loss experience in risk sharing arrangements, these associations also may be affected by the loss experience of other mutual protection and indemnity associations. In addition to this pooling arrangement, these associations have additional independent reinsurance protection.  The Company’s annual protection and indemnity insurance premium consists of annual mutual premiums. The Company may be liable for supplemental premiums in excess of the anticipated amount in the event that an association incurs heavy losses or experiences unusual circumstances.

The Company also carries a multi-line marine and non-marine package policy that is underwritten by various insurers. This package policy provides hull and machinery coverage that insures against physical loss and damage to the ships, subject to various deductibles. The ships are insured for their appraised value. Although there may be a the risk of a total loss of the ships is remote, in all likelihood, the replacement costs would significantly exceed these coverage limits. Additionally, this policy provides coverage against loss of revenue and incremental expenses incurred in connection with a marine casualty or other covered interruption in service, subject to various deductibles.

The Company believes its insurance coverage is adequate based on it’s assessment of the risks to be insured, the probabilities of loss and the relative cost of available coverage. However, there can be no assurance that the insurance maintained will be adequate in the event of a claim, or that such insurance will continue to be available in the future or at reasonable prices.

Environment

The Company is subject to federal, state and foreign environmental laws and regulations. It believes that operations comply in all material respects with applicable environmental laws and regulations in each country where it operates. The Company does not anticipate any significant expenditure in order to comply with such laws and regulations that would have a material impact on earnings or competitive position. The Company is not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on it’s financial position., However, there is no assurance that environmental problems relating to assets owned or operated will not develop in the future, and the Company cannot predict whether any such problems, if they were to develop, could require significant expenditures. In addition, the Company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

Employees

As of December 31, 2010, the Company employed 58 U.S. employees of whom all were full time employees. U.S. employees are located in Seattle, Washington and are engaged in management, marketing and sales, operations, and finance. No U.S. employees are subject to collective bargaining agreements or are represented by a union. Crew members are recruited through third-party manning agencies and are primarily from countries of Northern Europe, the Philippines and Indonesia. Officers of the fleet are recruited and employed through an arrangement with a British manning agency.  Deck, engine and hotel crew members from Indonesia and the Philippines are recruited by manning agencies in each respective country. The majority of all ship personnel are members of certain international unions established by their countries of origin.  The Company believes that our labor relations are good.

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

Available Information

Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on the Company’s website, www.ambassadors.com/invrel.htm , as soon as reasonably practicable after they are filed electronically with or furnished to the Securities and Exchange Commission. The address to the Internet site is provided solely for the information of investors. It is not intended to be an active link or to otherwise incorporate the contents of the website into this report. The public may also read and copy any materials filed by the Company with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains http://www.sec.gov, an Internet website that contains reports and information statements regarding issuers such as us that file electronically with the Securities and Exchange Commission.

Item 1A. Risk Factors

You should consider carefully the specific risk factors set forth below and other information contained or incorporated by reference in this Annual Report on Form 10-K, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. You should note that the risks described below are not the only risks that we face. The risks listed below are only those risks relating to the Company’s operations considered to be material. There may be additional risks currently considered not to be material or are not currently aware of, that could harm the business, financial condition and results of operations and cash flows.

Risks Related to Our Company and Our Industry

Risks Relating to the Filing of the Chapter 11 Case

On April 1 2011, the Company and certain of its direct and indirect United States subsidiaries (collectively, the “Debtors”) filed for protection under the Bankruptcy Code and commenced the Chapter 11 Case.

During the Chapter 11 Case, business operations are subject to the risks and uncertainties associated with bankruptcy, including, but not limited to, the following:

•	Difficulties of operating our properties while in bankruptcy may make it more difficult to maintain and promote our cruises and attract customers.

•	Vendors and service providers may require stricter terms and conditions.

•	Substantial costs for professional fees and other expenses.

•
Restrictions on our ability to take certain actions.  Among other things, the Bankruptcy Code limits our ability to incur additional indebtedness, make investments, sell assets, consolidate, merge or sell or otherwise dispose of all or substantially all of our assets or grant liens. These restrictions may place us at a competitive disadvantage.

•	Adverse affect on our ability to maintain and remodel our vessels.

•
Transactions by the Debtors outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

•	We may not be able to obtain Bankruptcy Court approval or such approval may be delayed with respect to actions we may seek to undertake in the Chapter 11 Case.

•
We may be unable to retain and motivate key executives and employees through the process of reorganization, and we may have difficulty attracting new employees. In addition, so long as the Chapter 11 Case continues, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.

•
We will need to obtain financing to fund our operations and capital expenditures. There can be no assurances to our ability to obtain sufficient financing. We are currently financing our operations during our reorganization pursuant to a debtor in possession financing, which the Bankruptcy Court has approved on an interim basis.

•
While our bankruptcy proceedings are pending, we expect our financial results to be volatile. As a result, our historical financial performance is likely not indicative of our financial performance following the filing of the Chapter 11 Case. Further, to the extent we sell or otherwise dispose of assets and liquidate or settle liabilities, with court approval, for amounts other than those reflected in our historical financial statements, any such sale or disposition could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary.

•
There can be no assurance that we will be able to successfully develop, execute, confirm and consummate a sale or reorganization with respect to the Chapter 11 Case that is acceptable to the Bankruptcy Court and the Debtors’ creditors and other parties in interest. Additionally, third parties may seek and obtain Bankruptcy Court approval to appoint a Chapter 11 Trustee, or to convert the case to a Chapter 7 case.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise in accordance with the Bankruptcy Code, pre-petition liabilities and post-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Case to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by equity holders and notwithstanding the fact that equity holders do not receive or retain any property on account of their equity interests under the plan of reorganization. We do not presently believe that there will be any meaningful recovery, or any recovery at all, for holders of our Common Stock or our convertible notes as a result of our bankruptcy.

Failure to obtain confirmation of a Plan of Reorganization may result in liquidation or an alternative plan on less favorable terms.

There can be no assurance that the Chapter 11 Case will continue rather than be converted into Chapter 7 liquidation cases.   If a liquidation or protracted reorganization of the Company’s business or operations were to occur, there is a substantial risk that the Company’s going concern value would be substantially eroded.

All our outstanding indebtedness is currently in default as a result of the filing of the Chapter 11 Case.

The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under all of our outstanding indebtedness, including the Credit Agreement governing our senior secured working capital facility and the indenture governing our Senior Secured NotesAll indebtedness outstanding under the working capital facility, the Senior Secured Notes and the Convertible Notes became automatically due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Debtors and the application of applicable bankruptcy law.

We may be unable to continue as a going concern.

The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern.  However, the Chapter 11 bankruptcy filings raise substantial doubt about the Company’s ability to continue as a going concern, and the report of our independent registered public accounting firm on the financial statements of the Company as of and for the year ended December 31, 2010 includes an explanatory paragraph describing the existence of substantial doubt about the ability of our Company to continue as a going concern.  The ability to continue as a going concern is dependent on the ability to obtain confirmation by the bankruptcy court of a plan of reorganization restructuring obligations and to obtain any debt and equity financing which may be required to emerge from bankruptcy protection, as well as the ability to achieve profitability. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Our Common Stock is no longer listed on NASDAQ.

On April 4, 2011, the Company received notification from the staff of the Nasdaq Stock Market indicating that the staff of the Nasdaq Stock Market has determined, in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, that the Company’s common stock will be delisted from the Nasdaq Stock Market in light of, among other things, the Company’s announcement that it filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The notification states that Nasdaq trading in the Company’s common stock would be suspended at the opening of business on April 13, 2011, and Nasdaq would request that the Securities and Exchange Commission remove the Company’s securities from listing and registration on the Nasdaq Stock Market, unless the Company requests an appeal of the delisting decision.  The Company did not appeal Nasdaq's delisting decision and the common stock was delisted effective April 13, 2011.

The adverse impact of the economic downturn and the effects of general economic conditions on the demand for cruises could adversely impact future operating results, cash flows and financial condition.

The demand for cruises is affected by international, national and local economic conditions. The worldwide economic downturn has had an adverse effect on vacationers’ discretionary spending and consumer confidence, which has resulted in reduced cruise booking, decreased cruise prices and lower onboard revenues. We cannot predict the extent or duration of this downturn or the timing or strength of a subsequent economic recovery. However, if economic conditions were to deteriorate over an extended period of time, we could experience a prolonged period of reduced bookings, depressed cruise prices and reduced onboard revenues. This would adversely impact operating results, cash flows and financial condition including the impairment of the value of the ships and intangible asset.

Further, adverse changes in the economic climate, such as higher fuel prices, higher interest rates and changes in governmental policies could reduce the discretionary income of potential cruise passengers or companies scheduling incentive charters. Consequently, this could negatively affect demand for vacations, including cruise vacations, which are discretionary purchases. In addition, the travel industry is highly susceptible to unforeseen events, such as wars, acts of terrorism, civil disturbances, political instability, governmental activities, deprivation of contract rights and adverse publicity regarding the outbreak of infections on cruises. Demand for our products and services may also be adversely affected by natural occurrences such as hurricanes, earthquakes, epidemics and flooding in regions in which we offer products and provide services. Periods of instability or uncertainty surrounding the travel industry may reduce the demand for products and could adversely affect the business, financial condition and results of operations.

The Company may receive deemed dividends from its foreign subsidiaries that could result in taxable income in future years.

It is possible that the Company may receive one or more deemed dividends in future years as a result of the guarantees by it’s foreign subsidiaries of it’s obligations under the Senior Secured Notes. Such deemed dividends would constitute taxable income and could result in a U.S. federal income tax liability.

     Our financial performance could be subject to fluctuations which could result in substantial losses.

 Our operating results may fluctuate as a result of many factors, including:

•	ability to effectively and efficiently operate our cruise operations;

•	customer cancellation rates;

•	competitive conditions in the industry in which we operate;

•	marketing expenses;

•	extreme weather conditions;

•	the impact of new laws and regulations affecting our business;

•	negative incidents involving cruise ships, including those involving the health and safety of passengers;

•	cruise ship maintenance problems;

•	reduced consumer demand for vacations and cruise vacations;

•	changes in fuel, food, payroll, insurance and security costs;

•	changes in relationships with certain travel providers;

•	changes in vacation industry capacity;

•	other economic factors and other considerations affecting the travel industry; and

•	other factors discussed in this Annual Report on Form 10-K.

As a result of these and other factors, the operations and financial condition could suffer, which could cause annual or quarterly operating results to be below the expectations of investors. In the past, securities class action litigation has often been brought against companies which experienced volatility in the market price of its securities. The Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

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

The filing of the Chapter 11 Case may have an adverse impact on our ability to compete.

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

Demand for cruises and other vacation options has been, and is expected to continue to be, affected by the public’s attitude towards the safety and security of travel. Events, such as terrorist attacks in the world, concerns of an outbreak of additional hostilities and national government travel advisories, together with the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse effect on demand and pricing in the travel and vacation industry and may continue to do so in the future. Decreases in demand could lead to price discounting which, in turn, could reduce the profitability of our business.

Incidents or adverse publicity concerning the cruise vacation industry or unusual weather conditions could adversely affect our reputation and harm our future sales and profitability.

The operation of cruise ships involves the risk of accidents, including those caused by the improper operation of our ships, passenger and crew illnesses such as the spread of contagious diseases, mechanical failures, fires, collisions, inappropriate crew or passenger behavior, weather events, security breaches and other incidents which may bring into question passenger safety, health, security and vacation satisfaction and thereby adversely affect future industry performance and expose us to claims by those that may be harmed. It is possible that we could be forced to alter itineraries or cancel a cruise or a series of cruises due to these or other factors, which would adversely affect our results of operations and financial condition due to loss of revenue from cancellations, passenger relocation, crew expenses, ship repairs and passenger refunds or other accommodations. Incidents involving cruise ships, adverse media publicity concerning the cruise vacation industry, events such as terrorist attacks, war and other hostilities, or unusual weather patterns or natural disasters, such as storms and earthquakes, could impact demand and consequently adversely affect our profitability.

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

We offer cruise itineraries with destinations in foreign ports of call. We anticipate that our foreign destinations will change and expand over time. Operating in the international marketplace exposes us to a number of risks including:

•	abrupt changes in foreign government policies and regulations;

•	embargoes;

•	trade restrictions;

•	tax treatment;

•	U.S. government policies relating to foreign operations; and

•	international hostilities.

We also face significant risks due to local economies, civil strife, acts of war, terrorism and insurrection. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions, we may experience business disruptions which could significantly reduce our revenues and results of operations.

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

We believe that the costs to maintain our fleet of ships will increase over time. The average age of our ships is approximately 25 years. We expect to incur increasing expenses to operate and maintain our ships in good condition as they age. Eventually, our ships will need to be replaced. We may not be able to replace our ships with new ships based on uncertainties related to financing, timing and shipyard availability.

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

  In addition, many aspects of our operations are subject to environmental regulations. Various country and local international governments or regulatory agencies have enacted or are considering new environmental regulations or policies that could adversely affect the cruise vacation industry, including new restrictions on the type of fuel that can be utilized in certain international waters. Current and future environmental laws and regulations, or liabilities arising from past or future releases of, or exposure to, hazardous substances or to ship discharges, could increase the cost of compliance or otherwise adversely affect the value of our vessels, resulting in adverse affects on our business and financial condition. We continue to evaluate ongoing environmental regulation developments at the international and federal levels and assess the potential associated impacts on our business and operations.

We may be subject to significantly higher U.S. income taxes if we do not qualify for exemption from tax or for deferral of tax under U.S. tax laws in respect to our cruise income.

Changes under the IRS Code may adversely affect the U.S. federal income taxation of our shipping income derived from Windstar Cruises. In addition, changes in other countries income or other tax laws, regulations or treaties could also adversely affect our operating costs and net income.

Certain significant stockholders have designated directors who are members of our Board of Directors. As a result, these stockholders may exercise significant influence over the Company and their interests may conflict with the interests of other stockholders.

As a result of the 2009 Exchange Offer, Whippoorwill Associates, Inc. (as agent for its discretionary accounts), is a significant stockholder of the Company and has a director designee on our Board of Directors, which consists of five total members. In connection with the 2009 Exchange Offer, Polygon Investments has a director designee on our Board of Directors.   Whippoorwill is also a significant creditor of the Company through holdings of Senior Secured Notes and its status as lender under the Credit Facility. As a result, such stockholders may exercise significant influence over corporate policy and decisions with respect to fundamental corporate transactions and, due to, among other things, their position as either equity holders and or creditors of the Company, their interests may conflict with the interests of other stockholders. For example, the directors designated by Whippoorwill or Polygon may exert influence over significant corporate transactions.  In addition, in matters requiring or otherwise involving a vote of stockholders, each of such holders will have the ability to vote a significant percentage of our Common Stock for or against any proposal.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office occupies approximately 11,275 square feet in Seattle, Washington pursuant to a lease dated April 26, 2005, as amended, which expires in August 2013.  We believe that our existing facilities are sufficient to meet our present needs and anticipated needs for the foreseeable future.

Information about our cruise ships, including their size and primary areas of operation may be found within Item 1, “Business — Business Operations”.

Item 3.   Legal Proceedings

As discussed in Item 1 above, on April 1, 2011, the Debtors filed voluntary petitions seeking relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  The cases are being jointly administered. The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  As of the date of the filing of the Chapter 11 Case, virtually all pending litigation against the Debtors is stayed as to the Debtors, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time it is not possible to predict the outcome of the Chapter 11 Case or its effect on the Company’s business.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Market and Other Information

Prior to April 12, 2011, the Company’s common stock was traded on NASDAQ under the symbol “AMIE”.   Until August 24, 2010 the common stock was traded on the NASDAQ Global Market and from August 24, 2010 to April 12, 2011, the common stock was traded on the NASDAQ Capital Market.  Effective April 13, 2011, NASDAQ suspended trading of the Company’s common stock. The commons tock has subsequently been delisted.

As of March 31, 2011, there were 42 holders of record of our common stock not including beneficial owners holding shares through nominee or street name.

The following table sets forth the high and low sales prices of a share of our common stock as quoted on the NASDAQ Capital Market (from August 25, 2010 to December 31, 2010) or the NASDAQ Global Market (prior to August 25, 2010)  for the periods indicated, adjusted for the August  2010 reverse stock split of eight-to-one.

	High	Low

2010:
Quarter ended March 31, 2010	$5.68	$3.20
Quarter ended June 30, 2010	6.56	3.60
Quarter ended September 30, 2010	4.08	1.22
Quarter ended December 31, 2010	2.68	1.51
2009:
Quarter ended March 31, 2009	$8.00	$2.08
Quarter ended June 30, 2009	7.20	2.28
Quarter ended September 30, 2009	11.52	2.16
Quarter ended December 31, 2009	8.40	3.04

The Company did not declare or pay any dividends on its common stock during the years ended December 31, 2010 and 2009. Further, the payment of dividends is prohibited by debt agreements.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (2)
Equity compensation plans approved by security holders	149,786	$4.31	256,081
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	149,786	$4.31	256,081
____________
(1)	Represents outstanding stock options and restricted stock to be issued upon exercise and/or vesting under our Amended and Restated 2005 Incentive Award Plan.

(2)	Represents securities remaining available for issuance under our Amended and Restated 1995 Equity Participation Plan and our Amended and Restated 2005 Incentive Award Plan.

Recent Sales of Unregistered Securities

       None

Transfer Agent and Registrar

BNY Mellon Shareowner Services serves as transfer agent and registrar of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Chapter 11 Proceedings, Liquidity and Going Concern

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this annual report.

On April 1, 2011, the Company and the other Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of the Bankruptcy Code.  The Company’s subsidiaries organized outside the United States are not Debtors in the Chapter 11 Case, nor are they parties to any insolvency or reorganization proceedings in their home jurisdictions.

The Debtors continue to operate as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.   As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, and may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most litigation pending against the Debtors, are stayed. Other pre-petition contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court providing otherwise, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and other stakeholders, and approved by the Bankruptcy Court.

The Debtors have received approval from the Bankruptcy Court of their “first day” motions, which were filed as part of the Chapter 11 Case. Among other “first day” relief, the Debtors received approval to continue wage and salary payments and other benefits to employees as well as certain related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. The Debtors intend to continue to pay vendors and suppliers in the ordinary course of business for goods and services delivered post-petition.

Under the priority scheme established by the Bankruptcy Code, certain post-petition and secured or “priority” pre-petition liabilities need to be satisfied before general unsecured creditors and holders of the Debtors’ equity are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the claims and interests of each of these constituencies. Additionally, no assurance can be given as to whether, when or in what form unsecured creditors and holders of the Debtors’ equity may receive a distribution on such claims or interests.

Under the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under the Bankruptcy Code.

For the duration of the Chapter 11 Case, our business is subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Case could adversely affect our relationships with customers, suppliers and employees which, in turn, could adversely affect the going concern value of our business and of our assets. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or whether or when we may emerge from bankruptcy.  See “Item 1A. Risk Factors.”

The filing of the Chapter 11 Case constituted an event of default under the terms of the Company’s 2010 Credit Agreement.   Approximately $9.6 million principal amount of term loans are currently outstanding under the 2010 Credit Agreement.   Upon such event of default, the entire outstanding principal balance outstanding under the 2010 Credit Agreement and accrued interest became immediately due and payable without any action on the part of the agent or any lender.  The Company believes that any efforts to enforce the payment obligations under the 2010 Credit Agreement against the Company and its U.S. Subsidiaries would be stayed as a result of the filing of the Chapter 11 Case, but any efforts to enforce such obligations against the Company’s foreign subsidiaries would not be stayed.  However, the lenders under the 2010 Credit Agreement have agreed to forbear from taking any action to enforce such payment obligations, so long as no Event of Default under the DIP Credit Agreement has occurred and the Bankruptcy Court enters a final order with respect to the DIP Credit Agreement (as described below) by April 26, 2011.

The filing of the Chapter 11 Case also constituted an event of default under the Indenture dated as of November 13, 2009 (the “Senior Secured Note Indenture”), among the Company, the subsidiary guarantors named therein, and Wilmington Trust FSB, as trustee, with respect to the Company’s 10% Senior Secured Notes due in 2012 (the “Senior Secured Notes”).  Approximately $19.7 million in principal amount of Senior Secured Notes are currently outstanding.  The Company has been advised that approximately 88% in principal amount of the outstanding Senior Secured Notes are held by certain funds and accounts advised by Whippoorwill.  Upon such event of default, the entire unpaid principal and accrued interest on the Senior Secured Notes became immediately due and payable without any action on the part of the trustee or the holders of the senior secured notes.  The Company believes that at any efforts to enforce the payment obligations under the Senior Secured Notes and the Senior Secured Note Indenture against the Company and its U.S. Subsidiaries would be stayed as a result of the filing of the Chapter 11 Case, but any efforts to enforce such obligations against the Company’s foreign subsidiaries would not be stayed.  However, Whippoorwill, as the holder of a majority in principal amount of the outstanding Senior Secured Notes, has agreed to forbear from taking any action to enforce such payment obligations, so long as no Event of Default under the DIP Credit Agreement has occurred and the Bankruptcy Court enters a final order with respect to the DIP Credit Agreement by April 26, 2011.

    Asset Purchase Agreement

On April 1, 2011, the Company entered into a letter agreement (the “APA Letter Agreement”) dated March 31, 2011 with Whippoorwill Associates, Inc., acting as agent for certain of its discretionary funds and accounts (“Whippoorwill”), under which Whippoorwill and the Company agreed, subject to receipt of bankruptcy court approval and the other conditions specified in the APA Letter Agreement and in the proposed form of Asset Purchase Agreement attached to the APA Letter Agreement, to enter into an asset purchase agreement in the form attached to the APA Letter Agreement (as it may be amended, supplemented or modified by agreement of the parties, the “Asset Purchase Agreement”), providing for Whippoorwill to purchase, through a designee of Whippoorwill to be formed prior to consummation of the transaction (the “Purchaser”), substantially all of the assets of the Company and the subsidiaries of the Company organized or incorporated in the United States (the “U.S. Subsidiaries”), including the equity interests in the Company’s foreign subsidiary that owns the Company’s Windstar Cruises business, in accordance with the terms and conditions set forth in the APA Letter Agreement and in the Asset Purchase Agreement.

Following execution of the APA Letter Agreement and the DIP Facility Letter Agreement (described below), on April 1, 2011, the Company and each of the U.S. Subsidiaries commenced voluntary bankruptcy proceedings under Chapter 11.

The APA Letter Agreement and the proposed Asset Purchase Agreement provide that the consideration to be paid by the Purchaser for the acquired assets will consist of (i) payment in cash and/or assumption by the Purchaser of all outstanding obligations of the Company and the U.S. Subsidiaries under the Company’s pre-petition secured credit facility governed by the 2010 Credit Agreement referred to below (under which $9.575 million principal amount of term loans are outstanding) and all obligations of the Company and the U.S. Subsidiaries under the DIP Credit Agreement described below, (ii) a credit bid and release of the Company and the U.S. Subsidiaries with respect to the Company’s outstanding 10% Senior Secured Notes in an amount of at least $19.0 million, and (iii) an assumption of specified liabilities of the Company and the U.S. Subsidiaries.  The APA Letter Agreement and the proposed Asset Purchase Agreement state that the consideration payable by the Purchaser is estimated to total approximately $40.0 million, excluding assumption of specified liabilities.

Under the terms of the APA Letter Agreement and the proposed Asset Purchase Agreement, consummation of the sale to the Purchaser will be subject to a number of conditions, including, among others, conditions related to Whippoorwill’s continued due diligence review; the accuracy of the representations and warranties of the parties; material compliance by the parties with their obligations under the Asset Purchase Agreement; the absence of a material adverse effect with respect to the business or assets of the Company or any of its subsidiaries; and compliance with certain specified deadlines for actions in connection with the Bankruptcy Case.   Consummation of the sale to the Purchaser will also be subject to obtaining an order of approval from the Bankruptcy Court (the “Sale Order”).   In addition, because the sale to the Purchaser will be conducted under the provisions of Section 363 of the Bankruptcy Code, it is subject to bidding procedures, which are set forth in a bidding procedures order entered by the Bankruptcy Court, and to receipt of a higher and better bid at auction.  Such bidding procedures order provides that the Purchaser is the “stalking horse” bidder for substantially all of the assets of the Company and the U.S. Subsidiaries at the auction.  A Bankruptcy Court hearing on the proposed bidding procedures was held Friday, April 15, 2011 at which the Bankruptcy Court approved the bidding procedures.  Neither the APA Letter Agreement nor the proposed Asset Purchase Agreement provides for the payment of any break-up fee to the Purchaser, Whippoorwill or any other party if a sale of the Company’s assets to another purchaser is consummated.

It is expected that the proposed Asset Purchase Agreement, with any modifications that may be agreed between Whippoorwill and the Company, will be entered into following approval of the relevant bidding procedures by the Bankruptcy Court. A final hearing by the Bankruptcy Court to consider granting the Sale Order has been scheduled for May 18, 2011.  Closing of the sale is currently anticipated to take place prior to June 30, 2011.

If the sale of the Company’s assets to the Purchaser is consummated as provided in the APA Letter Agreement and the proposed Asset Purchase Agreement, it  is expected that holders of the Company’s common stock and convertible notes will not receive any distribution following such sale and these securities will likely have little, if any, value following the Chapter 11 Case.

   DIP Credit Facility

 On April 1, 2011, the Company entered into a letter agreement (the “DIP Facility Letter Agreement”) dated March 31, 2011 with Whippoorwill under which Whippoorwill agreed, subject to receipt of Bankruptcy Court approval and the other conditions specified in the DIP Facility Letter Agreement and in the proposed form of DIP Credit Agreement referred to below, to provide, through certain of its discretionary funds and accounts that are currently lenders to the Company and its subsidiaries (the “Lenders”), a secured debtor-in-possession financing facility (the “DIP Facility”) to the Company and its subsidiaries, to be used for working capital purposes, during the pendency of the Company’s bankruptcy proceedings, in accordance with the terms and conditions set forth in the DIP Letter Agreement and in the proposed form of Amended and Restated Credit Agreement to be executed by the Company, the U.S. Subsidiaries, the Company’s foreign subsidiaries, the Lenders and Law Debenture Trust Company of New York, as administrative and collateral agent (“Law Debenture”), substantially in the form attached to the DIP Facility Letter Agreement (as it may be amended, supplemented or modified by agreement of the parties, the “DIP Credit Agreement”).  Under the DIP Facility Letter Agreement and the proposed DIP Credit Agreement, if approval of the Bankruptcy Court is obtained and the other applicable conditions are satisfied, all amounts outstanding under the Company’s pre-petition working capital facility with the Lenders governed by the Credit and Guaranty Agreement dated as of March 23, 2010 (the “2010 Credit Agreement”), by and among the Company, certain subsidiaries of the Company, the lenders named therein (which are funds and accounts advised by Whippoorwill), and Law Debenture Trust Company of New York, as administrative and collateral agent (totaling $9.575 million in principal amount as of April 1, 2011), will immediately and automatically become indebtedness outstanding under the DIP Facility and, in addition, the Lenders will make new term loans during the pendency of the Bankruptcy Case in the aggregate amount of up to $10.0 million (provided that only $5.0 million in the aggregate of new term loans will be made prior to the date on which the Bankruptcy Court grants final approval of the DIP Facility).   The DIP Credit Agreement amends and restates the 2010 Credit Agreement in its entirety.

Following a hearing before the Bankruptcy Court on April 5, 2011, the Bankruptcy Court entered an order approving the DIP Facility on an interim basis (the “Interim DIP Order”).  Pursuant to the Interim DIP Order, the Company and its subsidiaries were authorized to enter into the DIP Credit Agreement and to draw up to $5.0 million of new term loans under the DIP Facility, pending the final hearing to approve the DIP Facility(scheduled for April 26, 2011).

On April 11, 2011, the Company and its U.S. and foreign subsidiaries (as borrowers and/or guarantors) entered into the Amended and Restated Credit Agreement dated as of April 11, 2011 governing the DIP Facility (the “DIP Credit Agreement”) with certain funds and accounts managed by Whippoorwill, as lenders, Ambassadors International Cruise Group (USA), LLC, as funds agent, and Law Debenture Trust Company of New York, as administrative and collateral agent (“Law Debenture”). The DIP Credit Agreement sets forth the specific terms of the DIP Facilty to be used for working capital purposes during the pendency of the bankruptcy proceedings of the Company and its U.S. Subsidiaries, as contemplated by the DIP Letter Agreement.

Pursuant to the DIP Credit Agreement, all amounts outstanding under the Company’s pre-petition working capital facility (totaling $9.575 million in principal amount as of April 1, 2011), which was governed by the Credit and Guaranty Agreement dated as of March 23, 2010 (the “2010 Credit Agreement”), by and among the Company, certain subsidiaries of the Company, Whippoorwill, as lenders, and Law Debenture, as administrative and collateral agent, immediately and automatically became indebtedness outstanding under the DIP Facility (except that such pre-petition amounts will not be secured by the additional collateral granted under the DIP Facility, and will not have the status of post-petition administrative claims in the Bankruptcy Case, unless and until the Bankruptcy Court grants final approval of the DIP Facility). In addition, Whippoorwill committed in the DIP Credit Agreement, subject to the terms and conditions set forth therein, to make new term loans during the pendency of the Company’s bankruptcy proceedings (which new loans are secured by all collateral granted under the DIP Facility, and will have the status of post-petition administrative claims in the Bankruptcy Case) in the aggregate amount of up to $10.0 million (provided that only $5.0 million in the aggregate of new term loans will be made prior to the date on which the Bankruptcy Court grants final approval of the DIP Facility). The DIP Credit Agreement amends and restates the 2010 Credit Agreement in its entirety.

The DIP Credit Agreement provides an immediate source of funds to the Company and its subsidiaries, enabling the Company and its subsidiaries to satisfy obligations associated with the ongoing operations of its business, including the timely payment of employee obligations, purchases of food, fuel and supplies, normal operating expenses and other obligations.  A hearing on the approval of the DIP Facility on a final basis has been scheduled before the Bankruptcy Court on April 26, 2011.

The Company expects that cash flows from the ongoing business and the availability under the DIP Credit Agreement will allow the Company to meet its liquidity needs during the sale process.

On April 13, 2011 the first new loan under the DIP Facility, in the amount of $2.0 million, was funded.   Borrowings under the DIP Facility bear interest at a rate of 12 percent per annum and are secured (on a first priority basis) by the three Windstar vessels and all the other assets of the Company and its subsidiaries.  The DIP Credit Agreement includes customary representations, warranties and covenants.  It also includes events of default related to, among other things, the failure to make payments due thereunder, breach of covenants, material misrepresentations, cross-defaults, certain post-petition judgments, compliance with certain specified deadlines for actions in connection with the Bankruptcy Case and certain related matters.  Unless extended at the Company’s request and in Whippoorwill’s sole discretion, the commitments of the lenders under the DIP Credit Agreement will terminate, and all amounts outstanding thereunder will become due and payable, on July 31, 2011, or under certain circumstances on earlier dates as provided in the DIP Credit Agreement.  The DIP Credit Agreement requires payment of a $200,000 commitment fee to Whippoorwill and customary agent fees, which were paid at the time of the initial loan on April 13, 2011.  The DIP Credit Agreement requires the Company to adhere to a budget delivered to Whippoorwill and contains other customary covenants for debtor-in-possession financings of this type, including restrictions on the incurrence of indebtedness, capital expenditures, mergers, sales and other dispositions of property and other fundamental changes.

Supplemental Indenture

In connection with the DIP Credit Facility, the Company also amended the Indenture dated as of November 13, 2009 among the Company, certain subsidiaries of the Company as guarantors and Wilmington Trust FSB, as indenture trustee, as previously amended (the “Indenture”), relating to the Company’s 10% Senior Secured Notes due 2012 (the “Senior Secured Notes”), pursuant to a Second Supplemental Indenture dated as of April 6, 2011 among the Company, certain subsidiaries of the Company as guarantors and Wilmington Trust FSB, as indenture trustee (the “Supplemental Indenture”).  The Supplemental Indenture, among other things, increased the maximum principal amount of the working capital facility permitted thereunder from $15 million to $20 million and modified the Indenture to permit a sale of assets pursuant to Section 363 of the Bankruptcy Code if approved by holders of a majority in outstanding principal amount of the Senior Secured Notes.   The execution of the Supplemental Indenture was consented to by Whippoorwill, as holders of approximately 88% in principal amount of the Senior Secured Notes in accordance with the terms of the Indenture.

The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under all of the Company’s outstanding indebtedness, including the Credit Agreement governing the senior secured working capital facility and the indentures governing the Senior Secured Notes and the Convertible Notes.  As a result, all indebtedness outstanding under the working capital facility, the Senior Secured Notes and the Convertible Notes became automatically due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Debtors and the application of applicable bankruptcy law.

    Going Concern

The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern.  However, the Chapter 11 bankruptcy filings raise substantial doubt about the Company’s ability to continue as a going concern, and the report of our independent registered public accounting firm on the financial statements of the Company as of and for the year ended December 31, 2010 includes an explanatory paragraph describing the existence of substantial doubt about the ability of our Company to continue as a going concern.  The ability to continue as a going concern is dependent on the ability to obtain confirmation by the bankruptcy court of a plan of reorganization restructuring obligations and to obtain any debt and equity financing which may be required to emerge from bankruptcy protection, as well as the ability to achieve profitability. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Cruise Operations - The Company’s current operations include the Windstar Cruise vessels which are international-flagged ships that sail to destinations in the Caribbean, Europe, the Greek Isles and the Baltic.  Windstar Cruises operates three sailing yachts including Wind Surf, Wind Spirit and Wind Star known for their ability to visit the hidden harbors and secluded coves of the world’s most treasured destinations. The luxurious ships of Windstar sail to nearly 50 nations, calling at approximately 100 ports throughout Europe, the Caribbean and the Americas.

Discontinued Operations - In 2009 the Company, managed the wind down of operations or disposition of it’s prior business segments and divisions, including the marine business, the reinsurance business, the travel and events business.  In May 2009, the Company sold the marine business through a stock sale.  In September 2009, the Company ceased reinsurance operations by executing an assignment agreement with a third party whereby all re-insurance assets were assigned and the related liabilities were assumed. In addition to the assignment agreement as well as a profit sharing agreement with the third party that allows the Company to participate in residual profit distributions for the transferred programs, of which $0.6 million was distributed in 2010.   In April 2009 the Company sold a significant portion of the travel and events business by completing an asset sale of certain assets related to the housing portion of the business. The buyer also assumed certain liabilities related to such business. The Company retained the events component of the business and completed those events as scheduled during 2009.  These divisions are presented as discontinued operations for all periods in the accompanying consolidated financial statements.

 Majestic American Line- The former riverboat cruise division ceased operations in 2008.  Subsequently, the Company has sold and or disposed of all but two of the vessels.  In November 2009, the Company sold the vessel Queen of the West.  In May 2010, the Company sold the vessel Mississippi Queen and in June 2010 sold the vessel Contessa. The sales have been structured for substantially all cash proceeds.  As of December 31, 2010, there are two remaining riverboat vessels which are being marketed for sale and are classified as assets held for sale in the accompanying financial statements. There can be no assurances that we will be able to complete the sale or dispose of the two vessels in a timely manner. The Delta Queen® is currently leased under a bareboat charter agreement.    In January 2010, the Columbia Queen was pledged as collateral with a credit card processer rather than placing additional cash deposits with the institution for the purpose of accepting credit card deposits from our customers for passenger ticket revenues.   Both the Delta Queen® and the Columbia Queen are included in the APA Letter Agreement.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the period. The Company evaluates its estimates and judgments, including those which impact the most critical accounting policies, on an ongoing basis. These estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, within the framework of current accounting literature.

The following is a list of the accounting policies considered to require the most significant judgments and estimates, and that could potentially result in materially different results under different assumptions or conditions.

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

The estimated fair values of the financial instruments as of December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$4,878	$4,878	$2,576	$2,576
Restricted cash	4,514	4,514	11,270	11,270
Debt (1)	62,260	41,593	50,719	40,691

                          (1)  represents outstanding amounts under the (i) 2010 Credit Agreement (ii) the Senior Secured Notes and (iii) quoted market price of the Convertible notes as of the respective dates.

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

Income Taxes

The Company uses an asset and liability approach when accounting for income taxes that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2010 and 2009, the net deferred domestic tax asset is subject to a 100% valuation allowance.

Results of Operations

The following table reflects certain income and expense items as a percentage of revenue:

	2010	2009

Revenues	100.0%	100.0%
Costs and operating expenses:
Cruise operating expenses	86.6	86.6
Selling and tour promotion	13. 1	12.8
General and administrative	12.9	11.0
Depreciation and amortization	11.7	16.1
Impairment charge	10.7	83.7
Business interruption insurance claim	-	(1.9)
	135.0	208.3
Operating loss from continuing operations	(35.0)	(108.3)
Other income (expense), net, including gain on debt restructure	(6.6)	38.2
Loss from continuing operations before income taxes	(41.6)	(70.1)
Provision (benefit) for income taxes	(0.3)	0.2
Net loss from continuing operations	(41.3)	(70.3)
Net income ( loss) from discontinued operations	0.6	(14.0)
Net loss	(40.7)	(84.3)

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

Passenger Cruise Days
Passenger Cruise Days represent the number of passengers carried for the period multiplied by the number of days in their respective cruises.

Selected Windstar operational statistical information is as follows:

	Year Ended December 31,
	2010	2009
Passengers Carried	21,994	24,074
Occupancy Percentage	77.1%	80.8%
Passenger Cruise Days	157,665	171,970
APCD	210,212	212,800

Results for the Year Ended December 31, 2010 Compared to Results for the Year Ended December 31, 2009

Revenue

Total revenue from continuing operations in 2010 was $59.1 million, compared to $61.3 million in 2009, a decrease of $2.2 million. The decrease in revenue is primarily related to the economic conditions which have impacted both the number of passengers and price points of ticket sales during 2010.  Passenger ticket revenue decreased $1.8 million from $47.2 million in 2009 to $45.4 million in 2010. Onboard and other revenues decreased $0.4 million from $14.1 million in 2009 to $13.7 million in 2010.

Cruise Operating Expenses

Cruise operating expenses represent direct costs incurred with owning and operating our cruise ships. Cruise operating expenses decreased $1.5 million or (3%) from $52.7 million in 2009 to $51.2 million in 2010. This reduction in overall expenditures is due to savings in materials and services of $2.0 million and reduced passenger expenses of $1.0 million, offset by an increase in fuel costs and repairs and maintenance.  Cost savings in 2010 is also attributable to the transition of vessel management from a third party management company to in house personnel during the third quarter of 2009.

Selling and Promotion Expenses

Selling and promotion expenses totaled $ 7.7 million in 2010, compared to $7.4 million in 2009. The increase is primarily due to operational efforts targeted at increasing occupancy and increasing brand awareness.

General and Administrative Expenses

General and administrative expenses totaled $7.6 million in both 2010 and 2009. As a percentage of total revenue, general and administrative expenses increased to 13% in 2010 from 12% in 2009.

Insurance Settlement

During 2009, the Company reached a settlement with an insurance company and received a $1.2 million business interruption claim associated with 2007 sailing incidents involving the Empress of the North and the Queen of the West riverboat vessels of the Majestic American Line. There were no similar transactions for the year ended December 31, 2010. The insurance proceeds are reflected as a reduction in operating expenses from continuing operations in 2009.

Impairment charges

In 2010 the Company recorded non-cash impairment charges of $6.3 million, which was comprised of a $4.5 million charge related to the Windstar trade name and $1.8 million related to Majestic American Line vessels.  During 2009 the Company recorded non-cash impairment charges of $51.3 million.  The 2009 charges are as follows: $27.7 million related to the three vessels of the Windstar Cruise fleet; $21.8 million related to Majestic America Line vessels and $1.8 million related to the Windstar Cruise trade name.  The impairment analysis of the long-lived vessel assets included observable and unobservable inputs to estimate the fair value under the market approach and income approach valuation techniques. The market approach to estimate the fair value of the assets was based on observable inputs, including third party appraisal reports, sales of other vessels and estimated replacement value. The income approach to estimate the fair value of the assets included an undiscounted cash flow model based on unobservable inputs and a range of future probabilities, including fluctuations in operating costs.  Forecasted future cash flows were adjusted to reflect management’s expectations of the impact of (i) the Chapter 11 Case and (ii) a successful completion of the Asset Purchase Agreement within the expected time frame.

Depreciation and Amortization

Depreciation and amortization expense was $6.9 million in 2010 compared to $9.8 million recorded in 2009. The decrease is related to the disposition of Majestic American Line vessels as well as the classification of certain Majestic America Line vessels as assets held for sale whereby depreciation ceases when the asset meets the requirement of this classification.  A reduction in depreciation expense during 2010 is also attributable to the impairment charges recorded in 2009 as discussed above.

Operating loss from continuing operations

The Company reported an operating loss from continuing operations of $20.1 million in 2010 compared to $66.4 million in 2009 or a decrease in operating losses of $45.7 million year over year. The primary driver of the 2009 operating loss is the non cash impairment charges of $51.3 million described above.

Other Income (Expense)

In 2010 other expense totaled $(3.9) million compared to other income of $23.4 million in 2009. In November 2009, the Company completed the debt Exchange Offer whereby $65.8 million aggregate principal amount of Convertible Notes were validly tendered and accepted. In exchange for the tendered Convertible Notes, we issued approximately $18.0 million aggregate principal amount of Senior Notes and 1.9 million shares of our common stock. The difference between the carrying value of the Convertible Notes plus accrued interest at the time of the exchange and the Senior Notes, including future interest costs, the value of the common shares issued and less third party direct costs of the transaction, resulted in a gain on debt restructure of $29.5 million during 2009. No similar transaction occurred in 2010.

Other expense during 2010 and 2009 includes $3.8 million and $5.9 million, respectively of interest expense related to our debt obligations. The reduction of interest expense in 2010 reflects the Exchange Offer, offset by additional interest costs under the 2010 Credit Agreement.

Income Taxes

The Company recorded an income tax (benefit) of $(196,000) in 2010 and income tax expense of $83,000, respectively for the years ended December 31, 2010 and 2009, attributable to continuing operations. We recorded a full valuation allowance on our domestic deferred tax assets as of December 31, 2010 and 2009. A significant factor in determining the requirement for the valuation allowance was our cumulative three-year historical loss. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from utilizing any available loss carry-forwards in the future. The 2009 Exchange Offer constituted a change of control in ownership as defined by Section 382(g) of the Internal Revenue Code of 1986, as amended. This ownership change under tax law significantly restricted the ability to use prior existing NOL’s to offset taxable income in periods following the 2009 ownership change.

Loss from continuing operations

Loss from continuing operations was $24.4 million in 2010 compared to $43.1 million in 2009 or a decrease of $18.7 million. This decrease is primarily attributable to the 2009 significant events of the (i) non cash impairment charge of $51.3 million, offset by (ii) the non cash gain on debt restructure of $29.5 million.

Income (Loss) from discontinued operations

Income from discontinued operations was $0.4 million during 2010 compared to a loss of $(13.4) million in 2009. The income during 2010 is comprised of a $0.6 million profit distribution, net of tax, under an agreement executed in connection with the exit of the reinsurance business in 2009. The loss in 2009 is attributable to losses incurred in the disposition of the marine group, travel and events and the reinsurance businesses whereby the carrying value of the net assets sold or assigned were greater than the sales proceeds.

Net Loss

Net loss was $24.0 million in 2010 compared to $51.6 million in 2009 as a result of changes described above.

Cash Flows

Net cash used in operations for the years ended December 31, 2010 and 2009 totaled $6.9 million and $10.9 million, respectively. The $4.1 million increase in cash flows from operations in 2010 compared to 2009 is primarily due to the increase in customer deposits and the release of restricted cash held by banks for credit card processing attributed to more favorable arrangements negotiated with the banks.  This increase is offset by the settlement of trade accounts payable and accrued expenses of $ 2.7 million and $7.9 million during 2010 and 2009, respectively.

Net cash provided by (used in) investing activities for the years ended December 31, 2010 and 2009 was $(0.4) million and $3.4 million, respectively. During 2010 and 2009 cash from investing activities was provided from the sale of Majestic American Line vessels, offset by capital expenditures.   During 2009, cash was provided from the sale of the discontinued business divisions.

During 2010, cash provided from financing activities was the result of borrowings of $9.6 million under the 2010 Credit Agreement.

As of December 31, 2010, the Company had an outstanding line of credit of $70,000 which is secured by a certificate of deposit in the same amount which is classified as restricted cash as of December 31, 2010. The line of credit is required for the Windstar Cruise air ticketing program.

Cruise passenger deposits are primarily received through credit card transactions. As of December 31, 2010, the Company had $2.8 million of restricted cash held by banks in cash equivalents to secure processing of passenger deposits through credit cards. The restricted amounts are negotiated between the Company and the banks based on, among other things, a percentage of the expected future volume of credit card transactions within a standard twelve-month period.

Off-Balance Sheet Transactions

The Company does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that will have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement may contain words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” and variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied, or forecasted by these forward-looking statements. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to management at the time the statements were made. Such risks and uncertainties include, among others:

•	ability to effectively and efficiently operate our cruise operations;

•	customer cancellation rates;

•	competitive conditions in the industry in which we operate;

•	marketing expenses;

•	extreme weather conditions;

•	the impact of new laws and regulations affecting our business;

•	negative incidents involving cruise ships, including those involving the health and safety of passengers;

•	cruise ship maintenance problems;

•	reduced consumer demand for vacations and cruise vacations;

•	changes in fuel, food, payroll, insurance and security costs;

•	changes in relationships with certain travel providers;

•	changes in vacation industry capacity;

•	other economic factors and other considerations affecting the travel industry; and

•	other factors discussed in this Annual Report on Form 10-K.

A more complete discussion of these risks and uncertainties, as well as other factors, may be identified from time to time in filings with the Securities and Exchange Commission, including elsewhere in this Annual Report on Form 10-K, or in press releases. The Company disclaims any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ambassadors International, Inc.

We have audited the accompanying consolidated balance sheets of Ambassadors International, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ambassadors International, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 14 to the consolidated financial statements, on April 1, 2011, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status of priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 14 to the consolidated financial statements, the Company’s recurring losses from operations, negative working capital, short-term expiration of debt financing and its bankruptcy filing result in uncertainty regarding the realization of assets and satisfaction of liabilities without substantial adjustments and/or changes in ownership and raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are discussed in Notes 1 and 14.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

Seattle, Washington
April 22, 2011

Ambassadors International, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
	December 31,	December 31,
	2010	2009
Assets:

Cash and cash equivalents	$4,878	$2,576
Restricted cash	4,514	11,270
Receivables	755	179
Prepaid costs and other current assets	5,744	2,882
Inventory	1,586	1,421
Assets held for sale	4,564	7,491
Total current assets	22,041	25,819

Property, vessels and equipment, net	53,829	59,314
Intangible asset	1,000	5,500
Other assets	3,393	1,286
Total assets	$80,263	$91,919

Liabilities:

Accounts payable	$3,780	$6,302
Accrued expenses	4,742	5,183
Passenger deposits	16,133	11.499
Current portion of long term debt, net of discount
of $1,354 at December 31, 2010	62,260	948
Liabilities related to assets held for sale	400	491
Total current liabilities	87,315	24,423

Passenger deposits	330	248
Long term debt, net of discount of $2,362 at
December 31, 2009
	-	50,71
Total liabilities	87,645	75,390
Commitments and contingencies

Stockholders’ equity (deficit):

Preferred stock, $.01 par value; 2,000,000 shares
authorized; none issued	-	-
Common stock, $.01 par value; 5,000,000 shares
authorized; 3,321,383 shares issued and
outstanding at December 31, 2010
and 3,314,694 at December 31, 2009	33	33
Additional paid-in capital	119,128	119,012
Accumulated deficit	(126,543)	(102,516)
Total stockholders’ equity	(7,382)	16,529
Total liabilities and stockholders’ equity (deficit)	$80,263	$91,919

The accompanying notes are an integral part of these consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 31,
	2010	2009

Revenues:

Passenger ticket revenue	$45,393	$47,211
Onboard and other revenue	13,712	14,066
	59,105	61,277

Costs and operating expenses:

Cruise operating expenses:
Compensation and benefits	11,776	12,083
Passenger expenses	3,670	4,661
Materials and services	24,262	26,223
Repairs and maintenance	6,153	5,077
Commissions and other cruise operating expenses	5,326	4,653
	51,187	52,697

Selling and tour promotion	7,726	7,380
General and administrative	7,649	7,632
Business interruption insurance claim	-	(1,175)
Impairment	6,325	51,275
Depreciation	6,906	9,840
	79,793	127,649
Operating loss from continuing operations	(20,688)	(66,372)

Other income (expense):

Gain on debt restructure	-	29,548
Interest expense	(3,847)	(5,927)
Other, net	(67)	(225)
	(3,914)	23,396

Loss from continuing operations before income taxes	(24,602)	(42,976)
Provision (benefit) for income taxes	(196)	83

Loss from continuing operations	(24,406)	(43,059)
Income (loss) from discontinued operations, net of tax	379	(8,585)
Net loss	$(24,027)	$(51,644)

The accompanying notes are an integral part of these consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Operations - continued
(in thousands, except per share data)

	Year Ended
	December 31,
	2010	2009

Loss per share from continuing operations:
Basic and Diluted	$(7.35)	$(26.40)

Earnings (loss) per share from discontinued operations:
Basic and Diluted	$0.11	$(5.28)

Loss per share:
Basic and Diluted	$(7.24)	$(31.60)

Weighted-average common shares outstanding:
Basic and Diluted	$3,319	$1,632

The accompanying notes are an integral part of these consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Changes in Stockholder’s Equity (Deficit)
(in thousands, except per share data)

					Accumulated
					Other
			Additional	(Accumulated	Comprehensive
	Common Stock		Paid In Capital	Deficit)	Income (loss)

	Shares	Amount			Total
Balance at December 31, 2008	1,414,758	$14	$111,472	$(50,872)	$453	$61,067

Comprehensive loss:
Net loss				(51,644)		(51,644)

Other comprehensive loss:

Foreign currency translation,
net of tax of $0					(453)	(453)
Comprehensive loss						(52,097)
Issuance of common stock	1,894,847	19	7,882			7,901
Issuance of restricted stock	60,227
Cancellation of restricted stock	(55,138)		(974)			(974)
Share-based compensation-
restricted stock			632			632

Balance at December 31, 2009	3,314,694	33	119,012	(102,516)	$-	16,529

Net loss				(24,027)		(24,027)

Issuance of restricted stock	6,689	0
Share-based compensation			116			116

Balance at December 31, 2010	3,321,383	$33	$119,128	$(126,543)	$-	$(7,382)

The accompanying notes are an integral part of these consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Cash Flows (in thousands)

	Year Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(24,027)	$(51,644)
Income (loss) from discontinued operations	379	(8,585)
Loss from continuing operations	(24,406)	(43,059)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,906	9,840
Gain on debt restructure	-	(29,548)
Impairment loss	6,325	51,275
Amortization of debt discount and offering costs	1,008	2,684
Disposition of property, vessels and equipment	(100)	-
Share-based compensation expense (benefit)	116	(342)
Foreign currency translation	-	(11)
Change in assets and liabilities:
Receivables	(576)	304
Inventory	(165)	418
Prepaid costs and other current assets	(2,680)	(154)
Other assets	(2,107)	(432)
Accounts payable and accrued expenses	(2,963)	(7,897)
Restricted cash	6,756	5,355
Passenger deposits	4,536	(2,322)
Discontinued operations	476	2,946
Net cash used in operating activities	(6,874)	(10,943)

Cash flows from investing activities:
Purchase of property, vessels and equipment	(834)	(223)
Proceeds from sale of assets	425	300
Discontinued operations	-	3,289
Net cash provided from (used in) investing activities
	(409)	3,366
Cash flows from financing activities:
Proceeds from borrowings under Credit Facility	12,000	-
Repayments under the Credit Facility	(2,425)	-
Increase in MARAD debt	10	-
Discontinued operations	-	48
Net cash provided by financing activities	9,585	48

Net increase (decrease) in cash and cash equivalents	2,302	(7,529)
Cash and cash equivalents, beginning of period	2,576	10,105
Cash and cash equivalents, end of period	$4,878	$2,576

The accompanying notes are an integral part of these consolidated financial statements.

Ambassadors International, Inc.
Consolidated Statements of Cash Flows (in thousands)

Supplemental disclosure of cash flow information
Credit facility financing fees	$1,034	$-
Cash paid for interest	1,170	2,405
Barter transactions	180	-
Issuance of common stock in Exchange Offer	-	8,034
Interest payable forgiven in Exchange Offer	-	(1,337)
Debt issuance costs written off	-	111

The accompanying notes are an integral part of these consolidated financial statements.

1.	Description of the Company and Basis of Presentation

Ambassadors International, Inc. (the “Company”) continues to operate Windstar Sail Cruises Limited (“Windstar Cruises”). Windstar Cruises maintain a fleet of three internationally-flagged luxury yachts that provide travel and cruise opportunities to explore hidden harbors and treasured destinations with sailings in the Caribbean, Europe, the Baltic, and the Greek Isles. As of December 31, 2010, Windstar Cruises is the only operating division of the Company.

Chapter 11 Proceedings
 (See Subsequent Events, Note 14)

On April 1, 2011 the Company and certain of its direct and indirect domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases (collectively, the “Chapter 11 Case”) are being jointly administered.  The Company’s subsidiaries organized outside the United States are not Debtors in the Chapter 11 Case, nor are they parties to any insolvency or reorganization proceedings in their home jurisdictions.

The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under all of the Company’s outstanding indebtedness, including the 2010 Credit Agreement governing its senior secured working capital facility and the indentures governing its Senior Secured Notes and its Convertible Notes.  As a result, all indebtedness outstanding under the working capital facility, the Senior Secured Notes and the Convertible Notes became automatically due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Debtors and the application of applicable bankruptcy law.

Going concern

The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern.  However, the recurring losses from operations, negative working capital, short-term expiration of debt financing and Chapter 11 bankruptcy filings raise substantial doubt about the Company’s ability to continue as a going concern.   During the Chapter 11 case, business operations are subject to the risks and uncertainties associated with bankruptcy, including, but not limited to, the following:

•	Difficulties of operating our properties while in bankruptcy may make it more difficult to maintain and promote our cruises and attract customers.

•	Vendors and service providers may require stricter terms and conditions.

•	Substantial costs for professional fees and other expenses.

•
Restrictions on our ability to take certain actions.  Among other things, the Bankruptcy Code limits our ability to incur additional indebtedness, make investments, sell assets, consolidate, merge or sell or otherwise dispose of all or substantially all of our assets or grant liens. These restrictions may place us at a competitive disadvantage.

•
We will need to obtain financing to fund our operations and capital expenditures. There can be no assurance s to our ability to obtain sufficient financing. We are currently financing our operations during our reorganization pursuant to a debtor in possession financing, which the Bankruptcy Court has approved on an interim basis.

 Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact of events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As a result of Chapter 11 proceedings, our currently outstanding common stock could have no value and may be canceled under any plan of reorganization we might propose and, therefore, we believe that the value of our various pre-petition liabilities and other securities is speculative.

The ability to continue as a going concern is dependent on the ability to obtain confirmation by the bankruptcy court of a plan of reorganization restructuring obligations and to obtain any debt and equity financing which may be required to emerge from bankruptcy protection, as well as the ability to achieve profitability. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Majestic American Line

As of December 31, 2010, the Company has two remaining Majestic America Line vessels from an original fleet of seven. The two vessels are not operating and are currently being marketed for sale or disposal.   There can be no assurances that the Company will be able to dispose of the vessels in a timely manner. The Delta Queen®, is currently leased under a bareboat charter agreement under which the lessee is operating a fixed location hotel on the ship in Chattanooga Tennessee. In January 2010, the Columbia Queen, was pledged as collateral with a credit card processer rather than placing additional cash deposits. At December 31, 2010, the two remaining vessels qualify for “held-for-sale” classification.

Discontinued Operations

During 2009 the Company completed the wind-down of operations or disposition of previously operated business segments or divisions, including the marine group, the reinsurance business and the travel and events business. Accordingly, the results of operations of these former business segments are reported as discontinued operations in the accompanying financial statements. See additional discussion in Note 2.

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

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. The reclassifications consist primarily of amounts related to the classification category of cruise operating expenses. Balance sheet reclassifications consist of $6.8 million from property, vessels and equipment to assets held for sale, $2.1 million reclassified from accounts payable trade to accrued expenses and $0.4 million from current to long term assets as of December 31, 2009.  These reclassifications had no impact on the net loss reported for the year ended December 31, 2009.

Reverse Stock Split and Restatement of Share Related Disclosures

At the annual meeting of shareholders held on July 30, 2010, the Company’s shareholders approved a proposal to implement a one-to-eight reverse stock split of its common stock and a second proposal to reduce the number of authorized common shares from 40 million to 5 million shares.     On August 23, 2010, the Company completed a one-to-eight reverse stock split of its common stock.  The reverse split reduced the then outstanding common shares from 26,571,092 to 3,321,386.  Under the terms of the reverse stock split, fractional shares were rounded up to the nearest whole share.  This resulted in an additional 448 shares being issued to holders of common stock, bringing the total shares outstanding immediately following the reverse split to 3,321,834.   Earnings per share for the year ended December 31, 2009 as well as Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2009 and  have been retroactively restated to reflect the Company’s one-for-eight reverse stock split effective August 23, 2010.

Credit Risk

The majority of the Company’s revenues are collected in advance of the cruise departure and therefore, the Company has a minimum credit risk associated with passenger ticket revenues.

Cash and Cash Equivalents

Securities with remaining maturities of three months or less are classified as cash equivalents. The Company invests cash in excess of operating requirements in short-term time deposits.

Restricted Cash

The Company’s restricted cash as of December 31 consists of the following (in thousands):

	2010	2009
Restricted cash to secure customer credit card processing	$2,848	$11,000
Proceeds from Credit Facility, escrow for drydock and capital expenditures	1,096	—
Sales deposit in escrow	—	200
Certificate of deposits held as collateral by bank	570	70
	$4,514	$11,270

The Company’s cruise passenger deposits are primarily received through credit card transactions. The Company had restricted cash held at banks in cash equivalents in order to secure processing of passenger deposits through credit cards. The restricted amounts are negotiated between the Company and the bank. Borrowings under the Credit Facility, which are designated to fund drydock and capital expenditures, are held in escrow pending payment for such expenditures. The amount in escrow is expected to be disbursed to vendors in the first quarter of 2011 for remaining payments related to the November 2010 Wind Star drydock costs.   In June 2010, the Company pledged a $0.5 million certificate of deposit as security under a bank account control agreement required under the Credit Facility. At December 31, 2009, $0.2 million was held in escrow following the sale of the Queen of the West® which was released to the Company in February 2010.

Fair Value Measurements

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1 in the fair value hierarchy. In some instances where a market price may be available, but in an inactive or over-the-counter market where significant fluctuations in pricing could occur, the Company would consistently choose the dealer (market maker) pricing estimate and classify the financial asset or liability in Level 2 of the fair value hierarchy.  If quoted market prices or inputs are not available, fair value measurements are based upon methodologies that utilize current market or independently sourced market inputs. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, a financial asset or liability could be classified in either Level 2 or 3 of the fair value hierarchy even though there may be some significant inputs that are readily observable.

The estimated fair values of the financial instruments as of December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$4,878	$4,878	$2,576	$2,576
Restricted cash	4,514	4,514	11,270	11,270
Debt (1)	62,260	41,593	50,719	40,691

(1)  represents outstanding amounts under the (i) 2010 Credit Agreement (ii) the Senior Secured Notes and (iii) quoted market price of the Convertible notes as of the respective dates.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and Cash Equivalents — the carrying value of cash and cash equivalents approximates fair value due to the liquid nature of the cash investments.

Restricted Cash — the carrying value of the Company’s restricted cash approximates fair value.  Restricted cash is invested in cash equivalents at banks.

Debt — the carrying value of the Convertible Notes approximate fair value since they are estimates based on rates currently prevailing for similar instruments of similar maturities. The fair value of the Senior Notes is based on recent marketplace transactions.

Property, Vessels and Equipment

Property, vessels and equipment are stated at cost, net of accumulated depreciation. The Company expenses the cost of maintenance and repairs that do not improve or extend the lives of the respective assets when incurred. Major additions and betterments are capitalized. The Company’s ship’s are depreciated using the straight-line method over the expected useful lives ranging up to 20 years. Office equipment is depreciated using the straight-line method over the expected useful life of the equipment, ranging up to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the expected useful life of the improvement or the term of the related lease.

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

Revenue Recognition

The Company records passenger ticket revenue net of applicable discounts and recognizes passenger ticket revenue and related costs of revenue when the cruise is completed. The Company generally receives from its customers a partially refundable deposit within one week of booking a cruise, with the balance typically remitted 90 days prior to the departure date of such cruise. If customers cancel their trip, the nonrefundable portion of their deposit is recognized as revenue in the month of the original scheduled cruise. Travel insurance revenue purchased at the time of reservation is recognized upon the completion of the cruise or passenger cancellation, whichever is earlier and the Company’s obligation has been met. Onboard and other revenue, consisting primarily of beverage, shore excursion and spa sales, as well as pre and post cruise services at the time of embarkation and disembarkation, is recognized when the cruise is completed.

Selling and Tour Promotion Expenses

Selling and tour promotion costs are expensed as incurred.

Barter Transactions

The Company joined a barter organization in 2010. The membership allows the Company to exchange Windstar cruises for barter credits, which the Company can use to purchase goods and services of member organizations of the barter organization. The exchange of the Company’s services for barter credits is recorded at the fair value of the cruise estimated by reviewing comparable cruise fares sold in similar geographic areas. Non-cash revenue recognized as a result of barter arrangements were $0.2 million in 2010 with no comparable transactions in 2009.  As of December 31, 2010 the Company has barter credits of $0.3 million that are available for the purchase of goods and services through the barter organization that are recorded in prepaid costs and other current assets.  There no prepaid barter credits as of December 31, 2009.

Income Taxes

The Company uses an asset and liability approach when accounting for income taxes that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2010 and 2009, the net deferred domestic tax asset is subject to a 100% valuation allowance.

Share Based Compensation

The Company has certain share-based employee compensation plans, and uses the Black-Scholes-Merton formula to estimate the fair value of equity grants granted to employees. Expected volatility is based on historical volatilities. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The expected term is calculated based on historical experience and represents the time period options actually remain outstanding. The Company estimated forfeitures based on historical pre-vesting forfeitures and will revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

The Company granted awards of restricted stock to each outside member of the board of directors in November 2009 and in February 2010. The restricted stock awards vest in three equal installments on each anniversary date of the awards through 2013.   In May 2010, the Company granted an award of restricted stock to a former member of the board of directors which vests equally over twelve months from the grant date.   In May 2010, the Company’s board of directors authorized the grant of 82,867 incentive stock options, after giving effect to a one- for-eight reverse stock split in August 2010, to the Company’s chief executive officer.  This grant vests pro rata over four years with an option strike price of $4.56.  No stock options were granted during 2009.

The Company recorded equity based compensation expense of $0.1 million and $(0.3) million related to employee stock options and restricted stock, respectively, for each of the years ended December 31, 2010 and 2009, which is classified as general and administrative expense.   The credit to expense in 2009 was attributable to cancellations of unvested equity grants to employees terminated in 2009. As of December 31, 2010 and 2009, there was $0.4 million and $0.3 million, respectively, of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock granted under the Company’s plans expected in future years through 2013. This expected cost does not include the impact of additional awards that may be granted in future periods

Earnings (Loss) Per Share

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the consolidation of variable interest entities.  The guidance requires a revised approach to identifying a controlling financial interest in a variable interest entity and requires additional disclosures about an entity’s involvement in variable interest entities.  The guidance is effective for interim and annual reporting periods beginning after November 15, 2009.  We adopted the new requirements as of January 1, 2010.  The adoption of this guidance did not have an impact on the consolidated financial statements.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  In addition, the guidance clarifies certain existing disclosure requirements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional Level 3 reconciliation disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  We adopted the new requirements in the three months ended March 31, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

2. Discontinued Operations and Assets held-for-Sale

As of January 1, 2009, the assets and liabilities of the Company’s marine group and the reinsurance business qualified for “held for sale” treatment. On May 13, 2009, the marine group was sold and in September 2009, the Company executed an agreement with a third party whereby all reinsurance assets were assigned and related liabilities assumed. The Company exited the reinsurance business effective as of that date. However, the Company retained the right to a 50% participation in any future cash distribution of excess reserves related to the conclusion of the reinsurance programs. During 2010, the Company earned $0.6 million, net of administration fees under the participation agreement. These amounts are reflected in income (loss) from discontinued operations, net of tax. As of December 31, 2009, the travel and events business qualified as a discontinued operation as the Company completed its wind-down activities and ceased operations of the segment during the fourth quarter of 2009. As a result, the assets and liabilities of travel and events are classified as held for sale as of December 31, 2009 in the accompanying consolidated  financial statements.

Summarized operating results for these divisions are presented as discontinued operations and are as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue from discontinued operations	$625	$26,252
Operating expenses from discontinued operations (including impairment charges of $9,500 in 2009)	(24)	(34,777)
Income (loss) from discontinued operations before taxes	601	(8,525)
Income tax expense	(222)	(60)
Income (loss) from discontinued operations, net of taxes	$379	$(8,585)

As of December 31, 2010 all remaining Majestic American Line vessels qualify for classification as assets held for sale due to the probability of the asset disposal within a twelve month period.  These vessels did not operate in 2010 or 2009.

The assets and liabilities held for sale are summarized as follows (in thousands):

Assets held for sale	Year Ended December 31, 2010	Year Ended December 31, 2009
Majestic American Line Vessels	$4,564	$7,303
All other assets	-	188
	$4,564	$7,491
Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$400	$491

3. Impairment

Due to a combination of factors, including recurring looses and the filing of Chapter 11, the Company believed that impairments to the carrying value may have occurred to its long-lived assets requiring an impairment analysis.  As a result of this determination, the Company conducted an impairment analysis of its long-lived assets including its Windstar Cruises and Majestic America Lines assets in both 2009 and 2010.

The Company’s impairment analysis of the Windstar Cruises ships included observable and unobservable inputs to estimate the fair value under the market approach and income approach valuation techniques. The Company’s market approach to estimate the fair value of Windstar Cruise ships was based on observable inputs including third party appraisal reports, sales of other vessels and estimated replacement value. The Company’s income approach to estimate the fair value of Windstar Cruises ships included a discounted cash flow model based on unobservable inputs and a range of future probabilities, including fluctuations in operating costs. During the year ended December 31, 2009, the Company evaluated all fair value inputs and concluded that an impairment of $27.7 million was required to reduce the carrying value of certain Windstar ships to the Company’s estimate of fair value which is reflected in the results from continuing operations for the year ended December 31, 2009.  During the year ended December 31, 2010, the Company evaluated future undiscounted cash flows which were adjusted to reflect the expectations of the impact of (i) the Chapter 11 Case and (ii) a successful completion of the Asset Purchase Agreement within the expected time frame (see Note 14, Subsequent Events).  Based on this evaluation, the Company determined that the undiscounted future cash flows were in excess of the carrying value of the Windstar Cruises ships at December 31, 2010.

In performing its analysis of the fair value of its intangible Windstar Cruises trademark, the Company based its estimates of fair value on an income methodology using a discounted cash flow valuation model under a relief from royalty methodology. The relief from royalty model incorporates the Company’s estimates of the royalty rate that a market participant would assume projections of future revenues and the Company’s judgment regarding the applicable discount rates used to discount those estimated cash flows. The analysis resulted in a $1.8 million impairment of the Windstar Cruises trademark during 2009 and an additional impairment of $4.5 million during 2010. Given that certain of these inputs are unobservable, management assessed this to be a level 3 measurement within the hierarchy.

In performing its evaluation of the fair value of Majestic America Line assets, the Company considered a variety of inputs, including the external valuations of certain Majestic America Line vessels, its internal expertise, as well as sales discussions with interested buyers and the overall global economy and credit markets. The Company’s impairment analysis for its Majestic America Line fleet included observable and unobservable inputs to estimate fair value, including industry trends and current market information learned during the Company’s discussions to sell the vessels.  At December 31, 2010 and 2009, the Company determined that the carrying values of the Majestic America vessels exceeded fair value. The total impairment charges recorded in the results from continuing operations for the years ended December 31, 2010 and 2009 for the Majestic American Line assets totaled $1.8 million and $21.8 million, respectively.

On April 16, 2009 the Company sold the majority of the assets of the housing portion of the travel and events division. The Company received $0.5 million cash at closing and in conjunction with the sale, the buyer assumed approximately $5.5 million in liabilities related to the housing portion of travel and events. Based on the sales consideration received and the carrying value of the assets and liabilities, the Company recorded impairment to goodwill of approximately $2.7 million which is included in loss from discontinued operations for the year ended December 31, 2009.

On May 13, 2009 the Company sold the stock of the marine group for $5 million cash, less the division’s cash on hand and selling expenses for $2.9 million of net cash proceeds. Based on the sales consideration received and the carrying value of the division, the Company recorded a loss on the sale of approximately $5.0 million, which is included in loss from discontinued operations for the year ended December 31, 2009.

The Company recorded a loss of $1.8 million in the disposition of Cypress Re whereby the Company assigned the assets and liabilities of Cypress Re to a third party, allowing the Company to exit the business. Because the third party assumed the insurance related liabilities, the Company was allowed to cancel the majority of the letters of credit previously required. As a result of the wind down of programs and the exit of the business, the underlying cash collateral of $5.9 million was released to the Company during 2009. In addition to the assignment agreement, the Company also entered into a profit sharing agreement with the third party that allows the Company to participate in up to 50% of net profit distributions minus losses and expenses as the remaining programs wind down.  During 2010 the Company received $0.6 million in profit distributions which is reflected as income from discontinued operations, net of income tax in the accompanying financial statements. Although there is a potential for additional cash distributions over the next several years, the profit distribution is contingent on the profitability of the insurance program and is subject to regulatory approval. As of December 31, 2010, the estimate of potential profit distributions is estimated at $0.2 million.

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

The following tables represents the fair value hierarchy for assets measured at fair value on a nonrecurring basis for the years ended December 31, 2010 and 2009 (in thousands):

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Majestic American Line vessels	$4,564			$4,564	$1,825
Windstar trade name	1,000			1,000	4,500
					$6,325

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Majestic American Line vessels	$7,303		$7,303		$21,793
Windstar Cruises vessels	58,632		58,632		27,700
Windstar trade name	5,500			5,500	1,782
Goodwill	0			0	$2,684
Total losses					$53,959

Impairment recorded in continuing operations					$51,275
Impairment recorded in discontinued operations					$2,684

4. Inventory

The Company maintains an inventory of fuel, supplies, souvenirs and food and beverage products on board the Windstar vessels. Inventories are stated at the lower of cost or market, using average cost, and approximate the first-in, first-out method. The components of inventory are as follows (in thousands):

	December 31, 2010	December 31, 2009
Food and beverage	$430	$449
Retail and supplies	866	652
Fuel	290	320
	$1,586	$1,421

5.	Property, Vessels and Equipment

Property, vessels and equipment consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Vessels	$76,791	$79,636
Office furniture, fixtures and equipment	130	38
Computer software and equipment	2,962	2,221
	79,883	81,895
Less accumulated depreciation and amortization	(26,054)	(22,581)
	$53,829	$59,314

Depreciation expense related to property, vessels and equipment was $6.9 million and $9.8 million for the years ended December 31, 2010 and 2009, respectively.

6. Other Intangible Asset

The Company’s other intangible asset consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Other Intangible, Trade name, January 1	$5,500	$7,282
Trade name, impairment	(4,500)	(1,782)
Other Intangible, December 31	$1,000	$5,500

The Windstar trade name is an indefinite lived asset and subject to annual impairment assessment.

7. Debt Obligations

 As discussed in Notes 1 and 14, on April 1, 2011, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code.  The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under all of the Company’s outstanding indebtedness.  As a result, all such indebtedness became automatically due and payable.  Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court.   The outstanding indebtedness has been classified within current liabilities on the Company’s December 31, 2010 balance sheet.

Debt obligations as of December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Guaranteed principal payment to MARAD	$958	$948
10% Senior Secured Notes, including interest	21,881	21,881
3.75% Convertible Notes, net of unamortized discount and offering costs of $1,354 and $2,362, respectively	29,846	28,838
Term loan, Credit Facility	9,575	-
Less: current portion	(62,260)	(948)
Non-current portion	$0	$50,719

Guaranteed Principal Payment

In conjunction with the acquisition of certain Majestic America Line assets, the Company had assumed a fixed-rate, 6.5% debt payable through 2020 guaranteed by MARAD and secured by a mortgage on the American Queen®. On November 15, 2008, the Company returned the American Queen® to MARAD’s custodial control. The Company had guaranteed principal payments on the debt.  At December 31, 2010 the Company had paid all guaranteed principal payments, except for $958,000.

3.75% Convertible Notes (unsecured)

In April 2007 the Company sold $97.0 million of 3.75% Convertible Senior Notes due 2027 (the “Convertible Notes”) in a private offering. A portion of the proceeds from the sale of the Convertible Notes was used to retire $60 million in seller financing incurred in connection with the acquisition of Windstar Cruises. The remaining proceeds were used for general corporate purposes.  In January 2009, the Company adopted Debt with Conversion Options, to account for the Convertible Notes. Accordingly, the Company measured the fair value of the liability component as $84.9 million and allocated the remaining cash proceeds of $12.1 million to an equity component. A discount rate of 6.875% was used to determine the debt component based on assumed market conditions and the Company’s financial position at the time of the debt placement. This increases the effective interest rate of the Convertible Notes to 6.875%.

In November 2009 the Company completed an exchange offer (the “Exchange Offer”) to exchange each $1,000 principal amount of the outstanding Convertible Notes for (i) shares of the Company’s common stock, and (ii) 273.19 principal amount of 10% Senior Secured Notes, due 2012, (“Senior Notes”) which were guaranteed by the Company’s subsidiaries. Approximately $65.8 million aggregate principal amount of the Convertible Notes were validly tendered and accepted. In exchange for the tendered Convertible Notes, the Company issued $18.0 million aggregate principal amount of new 10% Senior Notes due January 2012 and approximately 1.9 million shares of its common stock (giving effect to the reverse stock split in August 2010). Approximately $31.2 million aggregate principal amount of the Convertible Notes remain outstanding as of December 31, 2010.   Interest on the Convertible Notes was payable semi-annually in arrears on April 15 and on October 15 of each year.

Senior Secured Notes

The Company recorded the November 2009 cancellation of $65.8 million of Convertible Notes and the issuance of $18.0 million principal amount of Senior Secured Notes and common shares as a troubled debt restructuring under, Troubled Debt Restructuring by Debtors. This required the Company to reduce the carrying amount of the tendered Convertible Notes by the value of the common stock and the future cash payments of the Senior Secured Notes issued in the Exchange Offer. The Company valued the 15.2 million common shares at $0.53 or $8.0 million which was the closing price of the stock on the day the Exchange Offer was consummated. The future cash payment obligations of the Senior Secured Notes are $21.9 million (principal of $18.0 million and future interest payments of $3.9 million). The Senior Secured Notes are recorded as the total of future cash payments. The excess of the carrying value of the Convertible Notes tendered and unpaid interest of $1.4 million over the value of the common stock and the future cash payments of the Senior Notes was $31.9 million, which was reduced by the unamortized deferred financed costs and debt issue costs of $2.4 million incurred in 2009, resulting in a gain of $29.5 million. The gain on the debt restructure is reflected as other income and included in the results of continuing operations. Interest on the Senior Secured Notes is payable in kind or in cash, semiannually, at the Company’s option. In accordance with Troubled Debt Restructuring by Debtors, the Company does not recognize interest expense related to the Senior Secured Notes in any future periods as this cost has been reflected in the gain at the time of the restructure.

2010 Secured Credit Facility

In March 2010, the Company entered into a $15 million Credit Facility that contains various restrictive and financial covenants, including a requirement that the Company achieve certain minimum EBITDA levels and a limitation on capital expenditures.

The Company’s debt obligations are classified as current liabilities due to the defaults under each debt instrument, caused by the  Chapter 11 Case, among other things.
.
Year Ended December 31,
2011	$62,260
Thereafter	—
62,260
Unamortized discount and offering costs	1,354
Less: future interest on Senior Notes	(2,210)
Principal amount of debt obligation	$61,404

At December 31, 2010 and 2009, the Company’s cash-secured line of credit with a bank in the amount of $70,000 had no balance outstanding.

8. Income Taxes

Pretax income (loss) from continuing operations summarized by region is as follows (in thousands):

	2010	2009
Domestic	$(7,008)	$(2,427)
Foreign	(17,594)	(40,549)
Total pretax income (loss) from continuing operations	$(24,602)	$(42,976)

The income tax provision (benefit) included in the statements of continuing operations is as follows (in thousands):

	2010	2009
Current:
Federal	$—	$—
State	82	27
Foreign	(56)	56
Total current	26	83
Deferred:
Total deferred	(222)	—
Total income tax (benefit) provision	$(196)	$83

The reconciliation of U.S. statutory federal income tax expense to income tax provision (benefit) on loss before income taxes is as follows (in thousands):

	2010		2009
	Amount	%	Amount	%
Provision (benefit) at the federal statutory rate	$(8,365)	34.0%	$(15,262)	34.0%
State income tax, net of federal benefit	(17)	.1	(1,144)	2.6
Foreign rate differential	5,903	(24.0)	3,898	(8.7)
Other permanent and return to provision items	7	(0.0)	2,950	(6.6)
FIN 48	2	(0.0)
Change in valuation allowance	2,274	(9.3)	9,641	(21.5)
	$(196)	1.1%	$83	(0.2)%

Components of the net deferred tax assets and liabilities for continuing operations are as follows (in thousands):

	2010	2009
Deferred tax assets:
Accrued vacation and compensation	$145	$867
Allowance for billing reserve		1,280
Net operating loss carry forward	5,864	15,358
Property and equipment	887	3,851
Other	74	114
Total deferred tax assets	6,083	17,619
Valuation allowance for deferred tax assets	(6,537)	(21,455)
Total deferred tax assets, net of valuation allowance	(454)	(3,836)
Deferred tax liabilities:

Other	(433)	(15)
Total deferred tax liabilities	454	3,836
Net deferred tax assets (liabilities)	$-	$—

At December 31, 2010, the Company has federal, state and foreign net operating loss (“NOL”) carryforwards of $ 16.8 million, $ 16.5 million and, $0, respectively. The federal and state NOL carryforwards begin to expire in 2029. Utilization of these losses is subject to an annual limitation due to the ownership change in 2009 as set forth in the Internal Revenue Code of 1986, as amended and similar state tax provisions.  The NOL carryforwards recorded have been reduced to the amount allowable pursuant to Section 382.

The Company has recorded valuation allowances of $ 6.5 million and $21.5 million for continuing operations at December 31, 2010 and 2009, respectively, due to uncertainty related to the future utilization of certain deferred tax assets. Based on all available positive and negative evidence at December 31, 2010, the Company had concluded that the realizability of the net deferred tax assets does not meet the more likely than not threshold under ASC 740.

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

The following table summarizes the changes to unrecognized tax benefits for the year ended December 31, 2009:

Balance at December 31, 2008	$613
Reduction as a result of lapse of applicable statute of limitations	(44)
Other	68
Balance at December 31, 2009	637
Additions based on tax positions related to the current year
Reduction as a result of lapse of applicable statute of limitations	(188)
Other	(7)
Balance at December 31, 2010	$442

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in its provision for income taxes. During 2010, an adjustment of $4,000 was made to interest. To the extent interest and penalties are not assessed with respect to the uncertain tax positions, amounts accrued will be reduced and $4,000 will be reflected as a reduction of the overall income tax provision.

The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, in 2009 as a result of the Exchange Offer. The ownership change has and will continue to subject the Company’s net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in future periods. In general, the annual use limitation equals the aggregate value of the Company’s common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. Due to the Exchange Offer, the Company realized income from cancellation of the debt. The Company was insolvent immediately prior to the cancellation of debt. The discharge income is excluded from taxable income to the extent of the Company’s insolvency. However, to the extent of the excluded income, the Company is required to reduce its tax attributes.

9. Commitments and Contingencies

Leases

The Company leases office facilities and office equipment under non-cancelable operating leases.  The Company’s obligations under non-cancelable lease commitments are as follows (in thousands):

Year Ending December 31, 2010
2011	$513
2012	471
2013	292
2014	51
2015	6
Thereafter	-

Total rent expense for the years ended December 31, 2010 and 2009 was $0.6 million and $0.8 million, respectively.

The Company had an agreement to sublease office facilities in Newport Beach, California to a related party. Sublease rental income totaled $15,000 and $60,000 for each of the years ended December 31, 2010 and 2009, respectively. The sublease was terminated in March 2010 and the related office facility lease expired in June 2010.

Ship Incidents

During 2009 the Company received a business interruption insurance claim of $1.2 million associated with the 2008 sailing incidents of the Empress of the North and the Queen of the West which occurred in 2008.  The cash proceeds from the  claim is reflected as a credit to operating expenses from continuing operations for the year ended December 31, 2009.

The Company has a $70,000 letter of credit to support its air ticketing program which is secured by a certificate of deposit in the same amount which is classified as restricted cash as of December 31, 2010.

General Claims

The Company is subject to claims, suits and complaints, which have arisen in the ordinary course of business. In the opinion of management and its legal counsel, all matters are without merit or are of such a nature, or involve such amounts as would not have a material effect on the financial position, cash flows or results of operations of the Company.

Legal Proceedings

On April 1, 2011, the Company filed voluntary petitions seeking relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  The cases are being jointly administered (the “Chapter 11 Case”). The Company continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  As of the date of the filing of the Chapter 11 Case, virtually all pending litigation against the Company is stayed as to the Debtors, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Company. At this time it is not possible to predict the outcome of the Chapter 11 Case or its effect on the business.

10. Disposal of Long-Lived Assets

In April 2009 the Company sold the majority of the assets of the housing portion of the travel and events segment. The Company received $0.5 million cash at closing and in conjunction with the sale, the buyer assumed approximately $5.5 million in liabilities related to the housing portion of travel and events.

In May 2009 the Company sold the stock of the marine group to a company formed by the Company’s former chief executive officer for $5 million cash, less the division’s cash on hand and selling expenses for $2.9 million of net cash proceeds.

In September 2009, the Company executed an agreement with a third party whereby the assets of Cypress Re were assigned and the liabilities were assumed. The agreement allowed the Company to exit its re-insurance business in September 2009.

In November 2009, the Company sold the Queen of the West of the Majestic American Line to a third party in a substantially all cash sales transaction.

In May 2010, the Company sold the Mississippi Queen of the Majestic American Line to a third party in a substantially all cash sales transaction. In June 2010, the Company sold the Contessa of the Majestic American Line to a third party in a substantially all cash sales transaction.

11. Stock Plans

The Company adopted the 1995 Equity Participation Plan (the “1995 Plan”) during 1995 and amended and restated the 1995 Plan in 1998, 1999 and 2002. In 2005, the Company adopted the 2005 Incentive Award Plan (the “2005 Plan”) and amended and restated the 2005 Plan in both 2010 and 2007. Both the 1995 Plan and the 2005 Plan provide for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, employees and consultants of the Company. The maximum number of shares which may be awarded under the Plans is 400,000 shares. Under the terms of both the 1995 Plan and the 2005 Plan, options to purchase shares of the Company’s common stock are granted at a price set by the Compensation Committee of the Board of Directors, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards. Vested options may be exercised for a period up to ten years from the grant date, as long as option holders remain employed by the Company. As of December 31, 2010, the Company had 256,081 shares available for grant under its equity option plans.

Stock option transactions, after giving effect to the August 2010 one-for-eight reverse stock split are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2008	128,974	$111.84
Granted	—	—
Forfeited	(128,099)	111.84
Exercised	—	—
Balance, December 31, 2009	875	118.88

Granted	82,867	4.56
Forfeited	(875)	(118.88)
Exercised	—	—
Balance, December 31, 2010	82,867	$4.56

No stock options were exercised during 2010 or 2009. The intrinsic value of stock options represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the closing price of our common stock of $1.60 on December 31, 2010, there is no pretax intrinsic value for the outstanding options or for exercisable options at December 31, 2010.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:
Range of Exercise Price	Number Outstanding as of December 31, 2010	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of December 31, 2009	Wtd. Avg. Exercise Price of Exercisable Options
$1.00 to $10.00	82,867	10 yrs	4.56	13,839	4.56

In 2010 and 2009, the Company granted restricted stock awards to outside members of the board of directors and the former chief executive officer of the Company aggregating 66,919 shares, with a grant date fair value ranging from $3.92 to $4.40 per share, based on the closing price of the shares on the date of grant. The restricted stock awarded to members of the board of directors vests in three equal installments, beginning on the first anniversary of the date of grant.  The restricted stock award granted to the former chief executive officer vests pro rata over one year from date of grant.  During 2009, 250,000 units of restricted stock, granted to former members of management in 2008, were forfeited and an additional 200,000 units were vested.  This resulted in 131,400 net shares of the Company common stock being issued during 2009.

The Company recorded compensation expense of $0.1 million and $(0.6) million related to equity awards for the years ended December 31, 2010 and 2009, respectively. The 2009 reduction in expense is due to forfeitures.

12. Employee Benefit Plan

The Company has a 401(k) Profit-Sharing Plan (the “401(k) Plan”) that employees are eligible to participate in upon three months of service and 21 years of age. Employees may contribute up to 92% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 2010 and 2009, the Company contributed $29,200 and $22,000 respectively, to the 401(k) Plan.

13. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) from continuing operations, discontinued operations and total for the years ended December 31, 2010 and 2009 is computed by dividing income (loss) by the weighted average common shares outstanding.  EPS does do not include the dilutive effect of stock options, restricted stock units or conversion of the Convertible Notes into common shares since their inclusion would be anti-dilutive.  EPS for the year ended December 31, 2009 has been retroactively restated to reflect the Company’s one-for-eight reverse stock split effective August 23, 2010.

14. Subsequent Events

On April 1, 2011 the Company and certain of its direct and indirect domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). These chapter 11 cases (collectively, the “Chapter 11 Case”) are being jointly administered.  The Company’s subsidiaries organized outside the United States are not Debtors in the Chapter 11 Case, nor are they parties to any insolvency or reorganization proceedings in their home jurisdictions.

The Debtors continue to operate as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.   As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, and may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most litigation pending against the Debtors, are stayed. Other pre-petition contractual obligations against the Debtors generally may not be enforced.

The Debtors have received approval from the Bankruptcy Court of their “first day” motions, which were filed as part of the Chapter 11 Case. Among other “first day” relief, the Debtors received approval to continue wage and salary payments and other benefits to employees as well as certain related pre-petition obligations; to continue to honor customer programs as well as certain related pre-petition customer obligations; and to pay certain pre-petition trade claims held by critical vendors. The Debtors intend to continue to pay vendors and suppliers in the ordinary course of business for goods and services delivered post-petition.

Under the priority scheme established by the Bankruptcy Code, certain post-petition and secured or “priority” pre-petition liabilities need to be satisfied before general unsecured creditors and holders of the Debtors’ equity are entitled to receive any distribution. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the claims and interests of each of these constituencies. Additionally, no assurance can be given as to whether, when or in what form unsecured creditors and holders of the Debtors’ equity may receive a distribution on such claims or interests.

Under the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights provided under the Bankruptcy Code.

For the duration of the Chapter 11 Case, the Company’s business is subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Case could adversely affect relationships with customers, suppliers and employees who, in turn, could adversely affect the going concern value of the business and of the assets. At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on the business or various creditors, or whether or when the Company may emerge from bankruptcy.

The filing of the Chapter 11 Case constituted an event of default under the terms of Company’s pre-petition working capital facility with the Lenders governed by the Credit and Guaranty Agreement dated as of March 23, 2010 (the “2010 Credit Agreement”).  Approximately $9.6 million principal amount of term loans were outstanding under the 2010 Credit Agreement As of December 31, 2010.  Upon such event of default, the entire outstanding principal balance outstanding under the 2010 Credit Agreement and accrued interest became immediately due and payable without any action on the part of the agent or any lender.  The Company believes that any efforts to enforce the payment obligations under the 2010 Credit Agreement against the Company and its U.S. Subsidiaries would be stayed as a result of the filing of the Chapter 11 Case, but any efforts to enforce such obligations against the Company’s foreign subsidiaries would not be stayed.  However, the lenders under the 2010 Credit Agreement have agreed to forbear from taking any action to enforce such payment obligations, so long as no Event of Default under the DIP Credit Agreement has occurred and the Bankruptcy Court enters a final order with respect to the DIP Credit Agreement by April 26, 2011.

The filing of the Chapter 11 Case also constituted an event of default under the Indenture dated as of November 13, 2009 (the “Senior Secured Note Indenture”), among the Company, the subsidiary guarantors named therein, and Wilmington Trust FSB, as trustee, with respect to the Company’s 10% Senior Secured Notes due in 2012 (the “Senior Secured Notes”).    The Company has been advised that approximately 88% in principal amount of the outstanding Senior Secured Notes are held by certain funds and accounts advised by Whippoorwill.  Upon such event of default, the entire unpaid principal and accrued interest on the Senior Secured Notes became immediately due and payable without any action on the part of the trustee or the holders of the senior secured notes.  The Company believes that at any efforts to enforce the payment obligations under the Senior Secured Notes and the Senior Secured Note Indenture against the Company and its U.S. Subsidiaries would be stayed as a result of the filing of the Chapter 11 Case, but any efforts to enforce such obligations against the Company’s foreign subsidiaries would not be stayed.  However, Whippoorwill, as the holder of a majority in principal amount of the outstanding Senior Secured Notes, has agreed to forbear from taking any action to enforce such payment obligations, so long as no Event of Default under the DIP Credit Agreement has occurred and the Bankruptcy Court enters a final order with respect to the DIP Credit Agreement by April 26, 2011.

    Asset Purchase Agreement

On April 1, 2011,the Company entered into a letter agreement (the “APA Letter Agreement”) dated March 31, 2011 with Whippoorwill Associates, Inc., acting as agent for certain of its discretionary funds and accounts (“Whippoorwill”), under which Whippoorwill and the Company agreed, subject to receipt of bankruptcy court approval and the other conditions specified in the APA Letter Agreement and in the proposed form of Asset Purchase Agreement attached to the APA Letter Agreement, to enter into an asset purchase agreement in the form attached to the APA Letter Agreement (as it may be amended, supplemented or modified by agreement of the parties, the “Asset Purchase Agreement”), providing for Whippoorwill to purchase, through a designee of Whippoorwill to be formed prior to consummation of the transaction (the “Purchaser”), substantially all of the assets of the Company and the subsidiaries of the Company organized or incorporated in the United States (the “U.S. Subsidiaries”), including the equity interests in the Company’s foreign subsidiary that owns the Company’s Windstar Cruises business, in accordance with the terms and conditions set forth in the APA Letter Agreement and in the Asset Purchase Agreement.

Following execution of the APA Letter Agreement and the DIP Facility Letter Agreement (described below), on April 1, 2011, the Company and each of the U.S. Subsidiaries commenced voluntary bankruptcy proceedings under Chapter 11.

The APA Letter Agreement and the proposed Asset Purchase Agreement provide that the consideration to be paid by the Purchaser for the acquired assets will consist of (i) payment in cash and/or assumption by the Purchaser of all outstanding obligations of the Company under the Company’s pre-petition secured credit facility governed by the 2010 Credit Agreement and all obligations of the Company under the DIP Credit Agreement described below, (ii) a credit bid and release of the Company and the U.S. Subsidiaries with respect to the Company’s outstanding  Senior Secured Notes, and (iii) an assumption of specified liabilities of the Company.  The APA Letter Agreement and the proposed Asset Purchase Agreement state that the consideration payable by the Purchaser is estimated to total approximately $40.0 million, excluding assumption of specified liabilities.

Under the terms of the APA Letter Agreement and the proposed Asset Purchase Agreement, consummation of the sale to the Purchaser will be subject to a number of conditions, including, among others, conditions related to Whippoorwill’s continued due diligence review; the accuracy of the representations and warranties of the parties; material compliance by the parties with their obligations under the Asset Purchase Agreement; the absence of a material adverse effect with respect to the business or assets of the Company or any of its subsidiaries; and compliance with certain specified deadlines for actions in connection with the Bankruptcy Case.   Consummation of the sale to the Purchaser will also be subject to obtaining an order of approval from the Bankruptcy Court (the “Sale Order”).   In addition, because the sale to the Purchaser will be conducted under the provisions of Section 363 of the Bankruptcy Code, it is subject to proposed bidding procedures, which will be set forth in a bidding procedures order to be entered by the Bankruptcy Court, and to receipt of a higher and better bid at auction.  It is anticipated that such bidding procedures order will provide that the Purchaser is the “stalking horse” bidder for substantially all of the assets of the Company and the U.S. Subsidiaries at the auction.  A Bankruptcy Court hearing on the proposed bidding procedures was held Friday, April 15, 2011 (the “Bid Procedures Hearing”) whereby the Bankruptcy Court approved the proposed bidding procedures. Neither the APA Letter Agreement nor the proposed Asset Purchase Agreement provides for the payment of any break-up fee to the Purchaser, Whippoorwill or any other party if a sale of the Company’s assets to another purchaser is consummated.

It is expected that the proposed Asset Purchase Agreement, with any modifications that may be agreed between Whippoorwill and the Company, will be entered into following approval of the relevant bidding procedures by the Bankruptcy Court.

A final hearing by the Bankruptcy Court to consider granting the Sale Order has been scheduled for May 18, 2011.  Closing of the sale is currently anticipated to take place prior to June 30, 2011.

   DIP Credit Facility

 On April 1, 2011, the Company entered into a letter agreement (the “DIP Facility Letter Agreement”) dated March 31, 2011 with Whippoorwill under which Whippoorwill agreed, subject to receipt of Bankruptcy Court approval and the other conditions specified in the DIP Facility Letter Agreement and in the proposed form of DIP Credit Agreement referred to below, to provide, through certain of its discretionary funds and accounts that are currently lenders to the Company and its subsidiaries (the “Lenders”), a secured debtor-in-possession financing facility (the “DIP Facility”) to the Company and its subsidiaries, to be used for working capital purposes, during the pendency of the Company’s bankruptcy proceedings, in accordance with the terms and conditions set forth in the DIP Letter Agreement and in the proposed form of Amended and Restated Credit Agreement to be executed by the Company, the U.S. Subsidiaries, the Company’s foreign subsidiaries, the Lenders and Law Debenture Trust Company of New York, as administrative and collateral agent (“Law Debenture”), substantially in the form attached to the DIP Facility Letter Agreement (as it may be amended, supplemented or modified by agreement of the parties, the “DIP Credit Agreement”).  Under the DIP Facility Letter Agreement and the proposed DIP Credit Agreement, if approval of the Bankruptcy Court is obtained and the other applicable conditions are satisfied, all amounts outstanding under the Company’s pre-petition  2010 Credit Agreement, by and among the Company, certain subsidiaries of the Company, the lenders named therein (which are funds and accounts advised by Whippoorwill), and Law Debenture Trust Company of New York, as administrative and collateral agent will immediately and automatically become indebtedness outstanding under the DIP Facility and, in addition, the Lenders will make new term loans during the pendency of the Bankruptcy Case in the aggregate amount of up to $10.0 million (provided that only $5.0 million in the aggregate of new term loans will be made prior to the date on which the Bankruptcy Court grants final approval of the DIP Facility).   The DIP Credit Agreement amends and restates the 2010 Credit Agreement in its entirety.

Following a hearing before the Bankruptcy Court on April 5, 2011, the Bankruptcy Court entered an order approving the DIP Facility on an interim basis (the “Interim DIP Order”).  Pursuant to the Interim DIP Order, the Company and its subsidiaries were authorized to enter into the DIP Credit Agreement and to draw up to $5.0 million of new term loans under the DIP Facility, pending the final hearing to approve the DIP Facility.

On April 11, 2011, the Company and its U.S. and foreign subsidiaries (as borrowers and/or guarantors) entered into the Amended and Restated Credit Agreement dated as of April 11, 2011 governing the DIP Facility (the “DIP Credit Agreement”) with certain funds and accounts managed by Whippoorwill, as lenders, Ambassadors International Cruise Group (USA), LLC, as funds agent, and Law Debenture Trust Company of New York, as administrative and collateral agent (“Law Debenture”). The DIP Credit Agreement sets forth the specific terms of the DIP Facilty to be used for working capital purposes during the pendency of the bankruptcy proceedings of the Company and its U.S. Subsidiaries, as contemplated by the DIP Letter Agreement.

Pursuant to the DIP Credit Agreement, all amounts outstanding under the Company’s pre-petition working capital facility (totaling $9.575 million in principal amount as of April 1, 2011), which was governed by the Credit and Guaranty Agreement dated as of March 23, 2010 (the “2010 Credit Agreement”), by and among the Company, certain subsidiaries of the Company, Whippoorwill, as lenders, and Law Debenture, as administrative and collateral agent, immediately and automatically became indebtedness outstanding under the DIP Facility (except that such pre-petition amounts will not be secured by the additional collateral granted under the DIP Facility, and will not have the status of post-petition administrative claims in the Bankruptcy Case, unless and until the Bankruptcy Court grants final approval of the DIP Facility). In addition, Whippoorwill committed in the DIP Credit Agreement, subject to the terms and conditions set forth therein, to make new term loans during the pendency of the Company’s bankruptcy proceedings (which new loans are secured by all collateral granted under the DIP Facility, and will have the status of post-petition administrative claims in the Bankruptcy Case) in the aggregate amount of up to $10.0 million (provided that only $5.0 million in the aggregate of new term loans will be made prior to the date on which the Bankruptcy Court grants final approval of the DIP Facility). The DIP Credit Agreement amends and restates the 2010 Credit Agreement in its entirety.

The DIP Credit Agreement provides an immediate source of funds to the Company and its subsidiaries, enabling the Company and its subsidiaries to satisfy obligations associated with the ongoing operations of its business, including the timely payment of employee obligations, purchases of food, fuel and supplies, normal operating expenses and other obligations.  A hearing on the approval of the DIP Facility on a final basis has been scheduled before the Bankruptcy Court on April 26, 2011.

The Company expects that cash flows from the ongoing business and the availability under the DIP Credit Agreement will allow the Company to meet its liquidity needs during the sale process.

On April 13, 2011 the first new loan under the DIP Facility, in the amount of $2.0 million, was funded.   Borrowings under the DIP Facility bear interest at a rate of 12 percent per annum and are secured (on a first priority basis) by the three Windstar vessels and all the other assets of the Company and its subsidiaries.  The DIP Credit Agreement includes customary representations, warranties and covenants.  It also includes events of default related to, among other things, the failure to make payments due thereunder, breach of covenants, material misrepresentations, cross-defaults, certain post-petition judgments, compliance with certain specified deadlines for actions in connection with the Bankruptcy Case and certain related matters.  Unless extended at the Company’s request and in Whippoorwill’s sole discretion, the commitments of the lenders under the DIP Credit Agreement will terminate, and all amounts outstanding thereunder will become due and payable, on July 31, 2011, or under certain circumstances on earlier dates as provided in the DIP Credit Agreement.  The DIP Credit Agreement requires payment of a $200,000 commitment fee to Whippoorwill and customary agent fees, which were paid at the time of the initial loan on April 13, 2011.  The DIP Credit Agreement requires the Company to adhere to a budget delivered to Whippoorwill and contains other customary covenants for debtor-in-possession financings of this type, including restrictions on the incurrence of indebtedness, capital expenditures, mergers, sales and other dispositions of property and other fundamental changes.

Supplemental Indenture

In connection with the DIP Credit Facility, the Company also amended the Indenture dated as of November 13, 2009 among the Company, certain subsidiaries of the Company as guarantors and Wilmington Trust FSB, as indenture trustee, as previously amended (the “Indenture”), relating to the Company’s 10% Senior Secured Notes due 2012 (the “Senior Secured Notes”), pursuant to a Second Supplemental Indenture dated as of April 6, 2011 among the Company, certain subsidiaries of the Company as guarantors and Wilmington Trust FSB, as indenture trustee (the “Supplemental Indenture”).  The Supplemental Indenture, among other things, increased the maximum principal amount of the working capital facility permitted thereunder from $15 million to $20 million and modified the Indenture to permit a sale of assets pursuant to Section 363 of the Bankruptcy Code if approved by holders of a majority in outstanding principal amount of the Senior Secured Notes.   The execution of the Supplemental Indenture was consented to by Whippoorwill, as  holders of approximately 88% in principal amount of the Senior Secured Notes in accordance with the terms of the Indenture.

     Common Stock Delisting

On April 4, 2011, the Company received notification from the staff of the Nasdaq Stock Market indicating that the staff of the Nasdaq Stock Market has determined, in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, that the Company’s common stock will be delisted from the Nasdaq Stock Market in light of, among other things, the Company’s announcement that it filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The notification states that Nasdaq trading in the Company’s common stock would be suspended at the opening of business on April 13, 2011, and Nasdaq would request that the Securities and Exchange Commission remove the Company’s securities from listing and registration on the Nasdaq Stock Market, unless the Company requests an appeal of the delisting decision.  The Company did not appeal Nasdaq's delisting decision and the common stock was delisted effective April 13, 2011.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the foregoing, management, being our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that internal controls over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Internal controls over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers form Section 404 (b) of the Sarbanes-Oxley Act of 2002.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have a classified board of directors consisting of five directors, divided as equally as possible into three classes. At each annual meeting of stockholders, directors are elected for a term of three years to succeed those directors whose terms expire on that annual meeting date. Stephen P. McCall is the only Class I director; Eugene I. Davis and Daniel J. Englander are Class II directors whose terms expire in 2012 and Timothy J. Bernlohr are Class III directors whose terms expire in 2011.

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

Timothy Bernlohr, 52, is the founder and managing member of TJB Management Consulting, LLC, which specializes in providing project specific consulting services to businesses in transformation, including restructurings, interim executive management, and strategic planning services. He founded the consultancy in 2005.  Mr. Bernlohr is the former president and chief executive officer of RBX Industries, Inc., which was a recognized leader in the design, manufacture, and marketer of rubber and plastic materials to the automotive, construction, and industrial markets.  RBX® was sold to multiple buyers in 2004 and 2005.  Prior to joining RBX® in 1997, Mr. Bernlohr spent 16 years in the international and industry products division of Armstrong World Industries, Inc. in a variety of management positions. Mr. Bernlohr presently serves in the following corporate governance capacities:  Chairman of the board of directors of Champion Homes, Inc., an international manufacturer and modular structures and manufactured housing; Chairman of the board of directors of The Manischewitz Company and Cuisine Innovations, a market leader in kosher and specialty foods; lead director and member of the compensation committee of Chemtura Corporation, (CHMT, NYSE), an international manufacturer and marketer of basic chemicals and agricultural solutions;  director and member of the audit and nomination and governance committees of Atlas Air Worldwide Holdings, Inc. (AAWW, Nasdaq) an international provider of air cargo and outsourced aircraft operating solutions; director and chairman of the compensation committee and member of the nomination and governance committees of Smurfit Stone Container Corporation, (SSCC, NYSE) an international manufacturer and marketer of corrugated packaging materials; and director and chairman of the compensation committee and member of the audit committee of Aventine Renewable Energy Holdings, Inc., (AVRW, Nasdaq) a producer and marketer of fuel grade ethanol in the United States.  Additionally, Mr. Bernlohr serves as director and chairman of the compensation committee of the following private companies: Hayes Lemmerz International, Hilite International, Neenah Foundry, Inc., Aveos Fleet Performance, Inc. and Bally Total Fitness Corporation.  Within the past 5 years, Mr. Bernlohr has served on the following public and private boards in a variety of capacities including chairman, lead director, and chairman of the compensation committees, BMH Technologies, General Chemical Industrial Products, Zemex Minerals, Cadence Innovation, Trident Resources, Nybron Flooring International, PetroRig Pte. Ltd., WCI Steel, Inc. and General Insulation Company. Mr. Bernlohr is a 1981 graduate of The Pennsylvania State University.

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

Stephen P. McCall, 41, has served as a director of the Company since November 2009. He has 15 years of private equity investing experience focused on growth capital and buyout investments. He founded and is currently a Managing Member of Blackpoint Equity Partners LLC, a private equity investment firm. Prior to founding Blackpoint, he was a General Partner at Seaport Capital, a private equity investment firm, where he was employed from 1997 through 2007. Previously, Mr. McCall worked at Patricof & Co. Ventures, a private equity investment firm, and Montgomery Securities in the Corporate Finance Department. He graduated from Stanford University with an A.B. in economics. Mr. McCall has been a director of Otelco Inc. (including its predecessor Rural LEC Acquisition LLC) since January 1999 and served as Chairman of the Board of Rural LEC Acquisition LLC until the closing of its initial public offering on December 21, 2004. Mr. McCall is also a director of Trump Entertainment Resorts, Inc. and several private companies. Mr. McCall possesses particular knowledge and experience in private equity investing, portfolio management, analyzing potential acquisitions, raising equity, debt financing and setting company strategy.

Hans Birkholz, 50, has served as our president and chief executive officer since April 26, 2011. Prior to joining the Company, Mr. Birkholz served as President and Chief Operating Officer of Grand Expeditions, Inc., a collection of travel companies specializing in unique luxury travel experiences.   Prior to Grand Expeditions, Mr. Birkholz was Vice President of Global Sales and Marketing and later Co-President of The Moorings, the world’s largest sailing vacation company.  Before launching his travel industry career, Mr. Birkholz's broad business background included restaurants, consumer packaged goods, and financial services as Director of Brand Marketing for the Olive Garden, Darden Restaurants, Inc., where he held responsibilities for brand development, advertising and promotion.  He also held senior level positions with Nabisco, Inc., now a unit of Kraft Foods.  Mr. Birkholz spent four years at General Mills as a marketing manager and prior to his time in the consumer products industry, Mr. Birkholz was a commercial banker with First Bank System in Minneapolis, Minnesota.   Mr. Birkholz holds a master’s degree in business administration from The Wharton School at the University of Pennsylvania and a bachelor’s degree in business administration from the University of Minnesota.

Mark T. Detillion, 49, has served as our chief financial officer since April 1, 2009. For the previous eight years Mr. Detillion served as the vice president of finance and chief financial officer for Cruise West in Seattle, WA. Prior to Cruise West Mr. Detillion spent several years as the chief financial officer for Shilo Inns in Portland, OR. He also served as the director of finance for Holland America Lines.

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

Messrs. Davis and McCall were initially appointed to the board of directors pursuant to the Exchange Offer Commitment and Support Agreements between the Company and Whippoorwill Associates, Inc. and Polygon Investments Inc., respectively, in connection with the Company’s exchange offering consummated in November 2009, pursuant to which the Company issued shares of common stock and its 10% Senior Secured Notes due 2012 in exchange for a portion of its outstanding 3.75% Convertible Senior Notes due 2027. Under such agreements, the Company agreed to elect as a director one (1) individual designated by the counterparty to each agreement promptly after consummation of the exchange offer. Mr. Davis was designated by Whippoorwill Associates, Inc. and Mr. McCall was designated by Polygon Investments Inc. Another director, who was similarly designated by Highbridge Capital Management, LLC, resigned on February 15, 2010 and the board of directors subsequently replaced him with Mr. Bernlohr.  There are no other arrangements or understandings known to us between any of our other directors or nominees for director and any other person pursuant to which any such person was or is to be elected a director.

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

Audit Committee

Stephen P. McCall (chairman), Timothy J. Bernlohr, Eugene I. Davis and Daniel J. Englander are the current members of our Audit Committee. Our board of directors has determined that Messrs. Davis and Englander qualify as “audit committee financial experts” under the rules of the SEC, and that Messrs. Davis and Englander meet the financial sophistication requirement rules of the NASDAQ Global Market, and are independent under the requirements of the rules of the SEC. The Audit Committee selects our independent registered public accountants, reviews with the independent registered public accountants the plans and results of the audit engagement, approves professional services provided by and fees paid to the independent registered public accountants, reviews the independence of the independent registered public accountants, considers the range of audit and any non-audit fees and reviews the adequacy of our internal accounting controls and financial management practices. The Audit Committee has reviewed and reassessed the adequacy of the Audit Committee charter on an annual basis. The Audit Committee met 4 times during 2010.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation for our principal executive officer, Hans Birkholz, our principal financial officer, Mark Detillion, and our chief accounting officer, Tammy Smolkowski (our “named executive officers”), and our former principal executive officer Arthur A. Rodney.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Hans Birkholz	2010	$226,057	$48,002	$299,648				$500	$574,207
Director, President	2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
and Chief Executive	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Officer
Mark Detillion	2010	$200,000	$75,000					$500	$275,500
Chief Financial	2009	$138,647	$0	$0	$0	$0	$0	$500	$138,647
Officer	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tammy Smolkowski	2010	$137,500	$25,000						$162,500
Chief Accounting	2009	$93,477	$0	$0	$0	$0	$0	$0	$93,477
Officer	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Arthur A. Rodney	2010	$72,415		$28,909					$101,324
Former Chairman,	2009	$127,926	$0	$0	$0	$0	$0	$0	$127,926
President and Chief	2008	$59,748	$0	$0	$0	$0	$0	$0	$59,748
Executive Officer

____________
(1)	Based on the Chapter 11 filing, these awards have no current value.

Refer to “Notes to Consolidated Financial Statements—Stock Plans” included in our Annual Report on Form 10-K filed on April  15, 2010 for the relevant assumptions used to determine the valuation of our stock and option awards.
      .

(2)	Includes amounts received for 401(k) matching contributions.

Employment Agreements and Severance Agreements

On February 27, 2009, we entered into an employment agreement with Mr. Detillion that provides for severance equal to four months base salary upon termination for any reason other than an illegal act. As the employment agreement does not provide a term of employment, Mr. Detillion is an at-will employee. On April 26, 2011, we entered into an employment agreement with Mr. Birkholz that provides for severance equal to one year’s annual base salary and payment of his health insurance premiums for one year upon termination for any reason other than for ‘cause”.  Mr. Birkholz is an at-will employee.  Ms. Smolkowski is not party to an employment agreement with the Company.

Equity-Based Compensation Plans

The Company adopted its 1995 Equity Participation Plan (the “1995 Plan”) during 1995 and amended and restated the 1995 Plan in 1998, 1999 and 2002. In 2005, the Company adopted its 2005 Incentive Award Plan (the “2005 Plan”) and amended and restated the 2005 Plan in 2010 and 2007. Both the 1995 Plan and the 2005 Plan provide for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, employees and consultants of the Company. The maximum number of shares which may be awarded under the 1995 Plan is 275,000 shares. The maximum number of shares which may be awarded under the 2005 Plan is 400,000 shares. Under the terms of both the 1995 Plan and the 2005 Plan, options to purchase shares of the Company’s common stock are granted at a price set by the Compensation Committee of the board of directors, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, or under the 2005 Plan, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards. Vested options may be exercised for a period up to ten years from the grant date, as long as option holders remain employed by the Company.

Hans Birkholz, our president and chief executive officer received an equity based compensation award of stock options to purchase 2.5% of the Company’s outstanding common stock or approximately 82,862 shares under the 2005 Plan during 2010.  However, based on the Chapter 11 filing, the award has no current value.

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

Our president and chief executive officer, Hans Birkholz, is not compensated separately for his service on our board of directors.

Director Compensation Table-2009

The table below summarizes the compensation received by our non-employee directors, who served on our board of directors during the year ended December 31, 2010:

Name	Fees earned or paid in cash ($)	Stock awards ($) (4)	Option awards ($)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	(5)All other Compensation	Total ($)
Eugene I. Davis, Chairman(1)	$100,000					$24,225	$124,225
Daniel J. Englander	$50,000					$4,037	$54,037
Stephen P. McCall(1)	$50,000					$4,037	$54,037
Timothy Bernlohr (2)	$43,750	$29,444					$73,194
John Bianco (3)	$12,500						$12,500

____________
(1)	Appointed to the board of directors effective November 17, 2009.
(2)	Appointed to the board of directors effective February 18, 2010.
(3) (4) (5)
Resigned from the board of directors effective February 15, 2010.
Based on the Chapter 11 filing, all stock awards granted to the board of directors have no current value.
Income based on the fair value of restricted stock vested from 2009 equity awards.

We currently pay Mr. Davis, our chairman of the board of directors, an annual retainer of $100,000 and each of our other independent directors an annual retainer of $50,000, payable in quarterly installments in advance.

Upon appointment of the new members of our board of directors on November 17, 2009, we made a one-time grant of restricted stock under our 2005 Plan to each of our four independent directors. Mr. Davis was awarded 40,151 restricted shares and each of Messrs. Bianco, Englander and McCall was awarded 6,692 restricted shares, after giving effect to the 2010 reverse stock split of eight-to-one. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date, November 17, 2009, subject to the continued service as a director and terms of the 2005 Incentive Award Plan and the grant award agreement.   Mr. Bernlohr was awarded 6,692 restricted shares, after giving effect to the 2010 reverse stock split of eight-to-one, under the 2005 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for the “Securities Authorized for Issuance under Equity Compensation Plans” table.

The following table shows ownership of our common stock on April 15, 2011, based on 3,321,384 shares of common stock outstanding on that date, by (i) each person known to us to own beneficially more than five percent (5%) of our capital stock; (ii) each director and executive officer; and (iii) all current directors and executive officers as a group. Except to the extent indicated in the footnotes to the following table, the person or entity listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by such person or entity, subject to community property laws, where applicable. Also, unless otherwise indicated, the business address for each person below is 2101 Fourth Avenue, Suite 201, Seattle, Washington 98121.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock(1)		Percent of Class of Common Stock
Whippoorwill Associates, Inc.	729,508	(2)	22.2%
FMR LLC	230,377	(3)	6.94%
Eugene I. Davis	40,151	(4)	1.2%
Timothy J. Bernlohr	6,692	(5)	*
Daniel J. Englander	34,597	(6)	1.0%
Stephen P. McCall	6,692	(7)	*
Hans Birkholz	—	(8)	*
Mark Detillion	—	(9)	—
Tammy Smolkowski	—	(10)	—
All current executive officers and directors as a group			%

____________
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

(3)
This information is based upon a Schedule 13G filed with the SEC dated February 11, 2011 made by FMR LLC setting forth information as of December 31, 2009. According to such filing, wholly-owned subsidiaries or affiliates of FMR LLC, or the Fidelity Funds, including a registered investment advisor, own these shares. FMR LLC does not have the power to vote or direct the voting of shares owned by Fidelity Funds, which power resides with Fidelity Funds Board of Trustees. The address for FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109.

(4)	Eugene I. Davis is the chairman of our board of directors. All of his shares beneficially owned represent restricted stock.

(5)	Timothy J. Bernlohr is a director. All of his shares beneficially owned represent restricted stock.

(6)
Daniel J. Englander is a director. Includes 27,156 shares held indirectly with Ursula Capital Partners; Mr. Englander is the Managing Partner of Ursula Capital Investors. Also includes 6,602 shares of restricted stock.

(7)	Stephen P. McCall is a director. All of his shares beneficially owned represent restricted stock.

(8)	Hans Birkholz is our president, chief executive officer and a director.

(9)	Mark Detillion is our chief financial officer.

(10)	Tammy Smolkowski is our chief accounting officer.

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

As a result of its review, our board of directors has affirmatively determined that all of the continuing directors, except for Hans Birkholz, are independent.

Our independent directors regularly meet in executive sessions. In 2010, the independent directors met ---- times in executive session. At each executive session, our board of directors elects one director to lead the session.

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accountants

The following sets forth the aggregate fees for professional audit services rendered by Moss Adams LLP for the audit of our annual financial statements for the fiscal year 2010, and fees billed for other services provided by Moss Adams LLP for fiscal year 2010.

Audit Fees

Fees for audit services totaled approximately $236,104 in 2010, including the reviews of our quarterly reports on Form 10-Q.

Audit Related Fees

Fees for audit related services totaled $0 in 2010.

Tax and All Other Fees

In 2010, we did not incur any other fees, including fees for services relating to tax compliance, tax advice and tax planning.

During fiscal year 2010, the Audit Committee of our board of directors approved policies and procedures for the pre-approval of all audit and non-audit services to be provided by our independent auditor and for the prohibition of certain services from being provided by the independent auditor. We may not engage our independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to us by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence.

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

All services provided by our independent auditor in 2010 were pre-approved in accordance with the Audit Committee’s pre-approval policies and procedures.

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

2.7
APA Letter Agreement dated March 31, 2011 between the Company and Whippoorwill Associates, Inc., as agent (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed April 7, 2011)

3.1	Certificate of Incorporation of Ambassadors International, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 33-93586))
3.2	Amended and Restated By-Laws of Ambassadors International, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 10, 2008)
3.3	Amendment to the Certificate of Incorporation of Ambassadors International, Inc. (incorporated by reference to Appendix A of our definitive proxy statement filed on April 18, 2007
3.4	Amendment to the Certificate of Incorporation dated August 23, 2010 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed August 24, 2010)
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
4.7
First Supplement to Indenture dated as of April 3, 2007 between Ambassadors International, Inc. and Wells Fargo Bank National Association, as Trustee, dated as of November 13, 2009 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed on November 16, 2009)

4.8
Supplemental Indenture, dated March 23, 2010, relating to the 10% Senior Secured Notes due 2012 of Ambassadors International, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 29, 2010)

4.9
Second Supplemental Indenture dated as of April 6, 2011, to the Indenture dated as of November 13, 2009, by and among the Company, certain subsidiaries of the Company as guarantors and Wilmington Trust FSB, as indenture trustee  (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 15, 2011)

10.1
Form of Registration Rights Agreement among the Company, John and Peter Ueberroth, and certain other stockholders (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (Registration No. 33-93586))

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

10.29
Amendment No. 5, dated as of May 7, 2009, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006

10.30
Amendment No. 6, dated as of June 20, 2009, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006

10.31
Amendment No. 7, dated as of August 20, 2009, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006

10.32
Amendment No. 8, dated as of September 30, 2009, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006

10.33
Amendment No. 9, dated as of October 13, 2009, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006

10.34
Amendment No. 10, dated as of November 30, 2009, to Loan Agreement by and among Ambassadors International, Inc., Ambassadors Marine Group, LLC, Ambassadors, LLC, Ambassadors Cruise Group, LLC, Cypress Reinsurance, Ltd. and Bank of America, N.A., dated as of September 1, 2006

10.35
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

10.39+	Letter Agreement, dated February 27, 2009, between Ambassadors International, Inc. and Mark T. Detillion
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

10.46+
Employment Agreement, dated April 26, 2010, between Ambassadors International, Inc. and Hans Birkholz (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 30, 2010)

10.47+	Ambassadors International, Inc. Amended and Restated 2005 Incentive Award Plan (incorporated by reference to Appendix C to our definitive proxy statement filed on July 1, 2010
10.48
DIP Letter Agreement dated March 31, 2011 between the Company and Whippoorwill Associates, Inc.,  as agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 7, 2011)

10.49
Amended and Restated Credit and Guaranty Agreement dated as of April 11, 2011 by and among Ambassadors International, Inc., Degrees Limited (“Degrees”), Wind Star Limited (“Windstar”), Wind Spirit Limited (“Windspirit”, and together with Degrees and Windstar, the “Borrowers”), certain direct and indirect subsidiaries of the Company, as guarantors, Ambassadors International Cruise Group (USA), LLC, as funds agent for the Borrowers, the lenders from time to time party thereto and Law Debenture Trust Company of New York, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 15, 2011)

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
____________
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

Date: April 20, 2011

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

Signature	Title	Date

/s/ Hans Birkholz	President, Chief Executive Officer and	April 20, 2011
Hans Birkholz	Director
(Principal Executive Officer)

/s/ Mark T. Detillion	Chief Financial Officer	April 20, 2011
Mark T. Detillion	(Chief Financial Officer)

/s/ Tammy C. Smolkowski	Principal Accounting Officer	April 20, 2011
Tammy C. Smolkowski	(Principal Accounting Officer)

/s/ Eugene I. Davis	Chairman Board of Directors	April 20, 2011
Eugene I. Davis

/s/ Timothy J. Bernlohr	Director	April 20, 2011
Timothy J. Bernlohr

/s/ Daniel J. Englander	Director	April 20, 2011
Daniel J. Englander

/s/ Stephen P. McCall	Director	April 20, 2011
Stephen P. McCall